Form 10-Q
period 1996-09-30
SIGNATURE RESORTS INC
filed 1996-11-14
CIK 1016577

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                              -------------------

                                   FORM 10-Q

                              -------------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _______________
                        Commission File Number 000-21193

                              -------------------

                            SIGNATURE RESORTS, INC.
             (Exact name of registrant as specified in its charter)

          Maryland                                       95-4582157
  (State of incorporation)                           (I.R.S. Employer
                                                   Identification No.)

                     5933 W. CENTURY BOULEVARD, SUITE 210
                         LOS ANGELES, CALIFORNIA 90045
          (Address of principal executive offices including zip code)

                                 310-348-1000
             (Registrant's telephone number, including area code)

                              -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 [X]  Yes       [_]  No


     Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share as of September 30, 1996 : 17,392,205
                                -------------------  -----------

================================================================================

                            SIGNATURE RESORTS, INC.


                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated statement of operations for the three
           months ended September 30, 1995 and September 30, 1996......      1

          Consolidated statement of operations for the nine months
           ended September 30, 1995 and September 30, 1996.............      2

          Consolidated balance sheet as of
           December 31, 1995 and September 30, 1996....................      3

          Consolidated statement of cash flow for nine months ended
           September 30, 1995 and September 30, 1996...................      4

          Notes to the consolidated financial statements...............    5-7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................   8-13


PART II.  OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K.............................     14

          Signatures...................................................     14

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                            SIGNATURE RESORTS, INC.
                      Consolidated Statement of Operations
                Three Months Ended September 30, 1995 and 1996
                                  (Unaudited)

                                           September 30, 1995                              September 30, 1996
                             ---------------------------------------------       -------------------------------------------
                                               Pro forma                                         Pro forma
                                Actual       Adjustments(a)     Pro forma          Actual      Adjustments(a)     Pro forma
                             -----------     --------------    -----------       -----------   --------------   ------------
REVENUES
Interval Sales               $17,586,249                       $17,586,249       $20,704,672                     $20,704,672
Interest Income                1,747,658                         1,747,658         2,424,694                       2,424,694
Other Income                   2,001,460       80,054 (b)        2,081,514         1,671,466       50,000 (b)      1,721,466
                             -----------                       -----------       -----------                     -----------


    Total Revenues            21,335,367                        21,415,421        24,800,832                      24,850,832

COSTS AND OPERATING
 EXPENSES

Interval Cost of Sales         4,287,053      (19,083)(c)        4,267,970         4,451,875      (21,000)(c)      4,430,875

Advertising Sales and
 Marketing                     8,181,476                         8,181,476         9,677,717                       9,677,717

Loan Portfolio
Interest Expense
 - Treasury                      947,658     (947,658)(c)                0         1,530,805     (560,099)(c)        970,706
Other Expenses                   320,989      (21,343)(c)          299,646           389,477      (26,000)(c)        363,477
Provision For Doubtful
 Accounts                        550,132                           550,132           683,794                         683,794

General and Administrative
Resort Level                   1,316,841                         1,316,841         1,941,489                       1,941,489
Corporate                        477,152                           477,152           824,510                         824,510

Depreciation and
 Amortization                    416,450                           416,450           565,612                         565,612
                             -----------                       -----------       -----------                     -----------
Total Costs and Operating
 Expenses                     16,497,751                        15,509,667        20,065,279                      19,458,180

NET OPERATING INCOME           4,837,616                         5,905,754         4,735,553                       5,392,652

Other Interest Expense           161,025     (161,025)(c)                0           521,147     (493,147)(c)         28,000

Loss (Gain) on Equity
 Investment                      275,370       61,600 (d)          336,970            31,816       98,000 (d)        129,816
                             -----------                       -----------       -----------                     -----------

NET INCOME BEFORE TAXES        4,401,221                         5,568,784         4,182,590                       5,234,836
Income Taxes                     210,322    1,896,722 (e)        2,107,044           485,917    1,486,142 (e)      1,972,059
                             -----------                       -----------       -----------                     -----------

NET INCOME                   $ 4,190,899                       $ 3,461,740       $ 3,696,673                     $ 3,262,778
                             ===========                       ===========       ===========                     ===========

Weighted Average Number
 of Shares Outstanding        11,354,705    6,037,500 (f)       17,392,205        14,218,613    3,276,223 (f)     17,494,836
                             -----------                       -----------       -----------                     -----------

Earnings Per Share                 $0.37                             $0.20             $0.26                           $0.19
                                   =====                             =====             =====                           =====

--------------------------
(a) The consolidated pro forma statements of operations all give effect to the exchange of direct and indirect interests in, and obligations of, certain predecessor limited partnerships, limited liability companies and corporations for shares of the Company's common stock (the "Consolidation Transactions") as if it had occurred at the beginning of the period indicated. The Consolidation Transactions were consummated concurrently with the Offering in August 1996. The pro forma adjustments are based upon currently available information and certain assumptions that the Company's management believes are reasonable under current circumstances.
(b) Reflects increase in interest income due to the assumption of notes receivable in the Consolidation Transactions of $2.7 million. Such notes bear interest at a rate of 12% per annum.
(c) Reflects the following: (i) the elimination or reduction of interest expense due to the retirement of $53.5 million of debt with respect to the period ended September 30, 1995 and $54.3 million of debt retirement with respect to the period ended September 30, 1996; (ii) the reduction of Interval cost of sales due to the reduction of capitalized interest related to the retirement of construction debt and; (iii) the elimination of financing fees on advances not required as a result of the debt retirement. The average interest rate on the debt retired was 11.1% and 11.5% for the three months ended September 30, 1995 and 1996, respectively .
(d) Reflects the increase of goodwill amortization on the purchase of a joint venture interest .
(e) Reflects the effects on historical statements of operations data of (b)-(d) above that assumes the consolidated Company had been treated as a C corporation rather than as individual limited partnerships and limited liability companies for federal income tax purposes (see Note 8).
(f) Reflects the Offering of 6,037,500 shares of the Company's common stock for the three months ended September 30, 1995. The pro forma shares for the period ended September 30, 1996 are based on the weighted average shares outstanding as if the Offering had occured at the beginning of the period (see Note 3).

        See accompanying notes to the consolidated financial statements.

                            SIGNATURE RESORTS, INC.
                     Consolidated Statement of Operations
                 Nine Months Ended September 30, 1995 and 1996
                                  (Unaudited)

                                          September 30, 1995                           September 30, 1996
                             --------------------------------------------   -------------------------------------------
                                           Pro forma                                        Pro forma
                               Actual      Adjustments (a)     Pro forma      Actual        Adjustments (a)   Pro forma
                             -----------   ---------------    -----------   -----------    ----------------  -----------
REVENUES
Interval Sales               $46,384,993                      $46,384,993   $49,458,553                      $49,458,553
Interest Income                4,668,436                        4,668,436     6,626,609                        6,626,609
Other Income                   2,641,418      240,162 (b)       2,881,580     7,646,518       210,000 (b)      7,856,518
                             -----------                      -----------   -----------                      -----------

      Total Revenues          53,694,847                       53,935,009    63,731,680                       63,941,680

COSTS AND OPERATING EXPENSES

Interval Cost of Sales        12,547,235      (50,088)(c)      12,497,147    11,254,793       (50,000)(c)     11,204,793
Advertising Sales and
 Marketing                    22,429,056                       22,429,056    24,408,031                       24,408,031

Loan Portfolio
Interest Expense - Treasury    2,532,436   (2,532,436)(c)               0     4,021,948    (2,212,481)(c)      1,809,467
Other Expenses                   757,809      (90,489)(c)         667,320     1,048,497       (66,000)(c)        982,497
Provision For Doubtful
 Accounts                      1,470,640                        1,470,640     1,371,926                        1,371,926

General and Administrative
Resort Level                   2,759,876                        2,759,876     4,960,842                        4,960,842
Corporate                      1,130,266                        1,130,266     2,428,228                        2,428,228

Depreciation and Amortization  1,158,337                        1,158,337     1,674,822                        1,674,822
                             -----------                      -----------   -----------                      -----------
Total Costs and Operating
  Expenses                    44,785,655                       42,112,642    51,169,087                       48,840,606

NET OPERATING INCOME           8,909,192                       11,822,367    12,562,593                       15,101,074
Other Interest Expense           343,796     (343,796)(c)               0     1,867,765    (1,839,765)(c)         28,000
Loss (Gain) on Equity
 Investment                    1,293,424       61,600 (d)       1,355,024        94,695       390,000 (d)        484,695
                             -----------                      -----------   -----------                      -----------

NET INCOME BEFORE TAXES        7,271,972                       10,467,343    10,600,133                       14,588,379
Income Taxes                     210,322    3,730,698 (e)       3,941,020       539,204     4,952,881 (e)      5,492,085
                             -----------                      -----------   -----------                      -----------

NET INCOME                   $ 7,061,650                      $ 6,526,323   $10,060,929                      $ 9,096,294
                             ===========                      ===========   ===========                      ===========

Weighted Average Number of
 Shares Outstanding           11,354,705    6,037,500 (f)      17,392,205    12,321,759     5,173,077 (f)     17,494,836
                             -----------                      -----------   -----------                      -----------

Earnings Per Share                 $0.62                            $0.38         $0.82                            $0.52
                             ===========                      ===========   ===========                      ===========

--------------------------
(a) The consolidated pro forma statements of operations all give effect to the exchange of direct and indirect interest in, and obligations of, certain predecessor limited partnerships, limited liability companies and corporations for shares of the Company's common stock in (the "Consolidated Transactions") as if it had occured at the beginning of the period indicated. The Consolidation Transactions were consummated concurrently with the Offering in August 1996. The pro forma adjustments are based upon currently available information and certain assumptions that the Company's management believes are reasonable under current circumstances.
(b) Reflects increase in interest income due to the assumption of notes receivable in the Consolidation Transactions of $2.7 million. Such notes bear interest at a rate of 12% per annum.
(c) Reflects the following: (i) the elimination or reduction of interest expense due to the retirement of $53.5 million of debt with respect to the period ended September 30, 1995 and $54.3 million of debt retirement with respect to the period ended September 30, 1996; (ii) the reduction of Interval cost of sales due to the reduction of capitalized interest related to the retirement of construction debt and; (iii) the elimination of financing fees on advances not required as a result of the debt retirement. The average interest rate on the debt retired was 11.1% and 11.5% for the nine months ended September 30, 1995 and 1996, respectively.
(d) Reflects the increase of goodwill amortization on the purchase of a joint venture interest.
(e) Reflects the effects on historical statements of than as individual limited partnerships and operations data of (b)-(d) above that assumes limited liability companies for federal income the consolidated Company had been treated as a C tax purposes (see Note 8).
(f) Reflects the Offering of 6,037,500 shares of the ended September 30, 1996 are based on the Company's common stock for the nine months ended weighted average shares outstanding as if the September 30, 1995. The pro forma shares for Offering had occurred at the beginning of the the nine months period (see Note 3).

        See accompanying notes to the consolidated financial statements.

                            SIGNATURE RESORTS, INC.
                          Consolidated Balance Sheets



                                                                          December 31,   September 30,
                                                                              1995           1996
                                                                          ------------   -------------
                                                                                          (Unaudited)
ASSETS
Cash and cash equivalents..............................................   $  4,341,591    $  9,844,097
Cash in escrow.........................................................   $  1,945,856    $  1,494,906
Mortgages receivable, net of an allowance of $2,433,361 at
  December 31, 1995, and $5,693,022 September 30, 1996.................     68,255,778      87,955,723
Due from related parties...............................................      2,700,820       4,567,335
Other receivables, net.................................................      6,383,134       8,249,342
Prepaid expenses and other assets......................................      2,125,118       2,274,542
Investment in joint venture............................................      2,644,449       7,537,754
Real estate and development costs......................................     46,757,151      85,030,279
Property and equipment, net............................................      1,863,579       2,732,399
Intangible assets, net.................................................      4,223,834       4,842,175
                                                                          ------------    ------------
Total assets...........................................................   $141,241,310    $214,528,552
                                                                          ============    ============

LIABILITIES AND EQUITY
Accounts payable.......................................................   $  4,599,000    $  7,902,938
Accrued liabilities....................................................     12,010,938      11,765,984
Due to related parties.................................................      1,422,098       1,631,848
Income taxes payable...................................................             --         569,451
Deferred taxes.........................................................             --      11,398,787
Notes payable to financial institutions................................     72,395,704      81,144,879
Notes payable to related parties.......................................     12,343,518              --
                                                                          ------------    ------------
Total Liabilities......................................................    102,771,258     114,413,887

Equity................................................................      38,470,052     100,114,665
                                                                          ------------    ------------
Total liabilities and equity..........................................    $141,241,310    $214,528,552
                                                                          ============    ============




       See accompanying notes to the consolidated financial statements.

                            SIGNATURE RESORTS, INC.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                                       Nine Months Ended
                                                                  ------------------------------
                                                                  September 30,    September 30,
                                                                       1995             1996
                                                                  -------------    -------------
OPERATING ACTIVITIES
Net income......................................................   $  7,061,650     $ 10,060,929
Adjustments to reconcile net income to net cash (used
 in) provided by operating activities:
  Depreciation and amortization.................................      1,158,337        1,674,822
  Provision for bad debt expense................................      1,470,640        1,371,926
  Equity loss on investment in joint venture....................      1,293,424           94,695

 Changes in operating assets and liabilities:
  Cash in escrow................................................        608,078          450,950
  Due from affiliates...........................................     (2,949,419)      (1,866,515)
  Prepaid expenses and other assets.............................        788,200         (149,423)
  Real estate and development costs.............................     (9,889,184)     (38,273,128)
  Other receivables.............................................     (2,202,545)      (1,866,208)
  Accounts payable..............................................      2,424,770        3,303,938
  Accrued liabilities...........................................      7,661,592         (759,948)
  Income taxes payable..........................................             --          569,451
  Deferred taxes payable........................................             --          171,283
  Due to affiliates.............................................        331,409          209,750
                                                                   ------------     ------------
Net cash (used in) provided by operating activities.............      7,756,952      (25,007,478)
INVESTING ACTIVITIES
Expenditures for property and equipment.........................       (380,431)      (1,149,402)
Expenditures for intangible assets..............................     (2,457,364)      (2,012,581)
Mortgages receivable............................................    (31,956,955)     (21,071,871)
                                                                   ------------     ------------
Net cash used in investing activities...........................    (34,794,750)     (24,233,854)
FINANCING ACTIVITIES
Proceeds from notes payable.....................................     52,984,364       76,759,011
Payments on notes payable.......................................    (24,025,190)     (68,009,836)
Proceeds from notes payable to related parties..................      3,141,193        5,606,208
Payments on notes payable to related parties....................     (1,449,345)     (17,949,726)
Equity Contributions............................................        970,136               --
Proceeds from public offering...................................             --       74,657,189
Acquisition of minority limited partners' interests.............             --       (6,751,037)
Equity distributions............................................     (1,500,000)      (9,567,971)
                                                                   ------------     ------------
Net cash provided by financing activities.......................     30,121,158       54,743,838

Net increase in cash and cash equivalents.......................      3,083,360        5,502,506
Cash and cash equivalents, beginning of period..................      1,854,572        4,341,591
                                                                   ------------     ------------

Cash and cash equivalents, end of period........................   $  4,937,932     $  9,844,097
                                                                   ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest........................   $  4,753,739     $  9,156,703
                                                                   ============     ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Acquisition of Investment in Joint Venture in exchange
for stock.......................................................                    $  7,658,000
                                                                                    ============
Deferred taxes recorded in connection with the
Consolidation Transactions......................................                    $ 11,227,504
                                                                                    ============
Interest accrued on deferred installment gains..................                    $    517,993
                                                                                    ============

Net assets of predecessor partnerships acquired in
exchange for stock, net of cash transferred at approximately
$4.5 million....................................................                    $ 35,324,920
                                                                                    ============

       See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements

NOTE 1 - BACKGROUND

  These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.

  These statements should be read in conjunction with the audited consolidated financial statements and footnotes included in Amendment No. 4 of the Company's Registration Statement on Form S-1 (File No. 333-06027) filed with the Securities Exchange Commission on August 15, 1996. The accounting policies used in preparing these consolidated financial statements are the same as those described in such Registration Statement on Form S-1.

NOTE 2 - ACCOUNTS RECEIVABLE

  The Company has accrued insurance claims as a result of hurricane damage to its Royal Palm and Flamingo properties located in St. Maarten, Netherlands Antilles of $3.8 million and $1.5 million at December 31,1995 and September 30, 1996, respectively. The receivable at September 30, 1996 consists of business interruption insurance claims. The Company has submitted additional claims above the amounts accrued for business interruption insurance and is in negotiations with its carriers regarding these claims.

NOTE 3 - EARNINGS PER SHARE

  Pro forma earnings per share is calculated based on the weighted average number of shares of common stock outstanding and, if dilutive, common stock equivalents, as if the Offering (which was consummated on August 20, 1996) had occurred at the beginning of each period. The dilutive effect of common stock equivalents for the computation of fully diluted earnings per share was less than 3% of primary earnings per share for each period presented. Options and warrants were not granted or outstanding during the year ended December 31, 1995. During the three and nine months ended September 30, 1996, options to purchase approximately 1.4 million shares of the Company's common stock was granted to employees, consultants and directors of the Company, none of which was exercised during the period.

NOTE 4 - CAPITAL TRANSACTIONS AND PUBLIC OFFERING

  During the three months ended September 30, 1996, the Company consummated the Offering of 6,037,500 shares of the Company's common stock. The 6,037,500 shares of the Company's common stock were sold in the Offering at a price of $14 per share. The net proceeds from the Offering, after the deduction of the related issuance costs, amounted to approximately $74.0 million.

  In addition, during the three months ended September 30, 1996, 11,354,705 shares of the common stock were issued in the Consolidation Transactions to the former holders of interests in the Company's predecessor limited partnerships, limited liability companies and corporations.

  As part of the Consolidation Transactions, approximately $6.8 million of the net proceeds of the Offering were used to purchase the interests of investors who elected to receive cash in the Consolidation Transactions in lieu of exchanging their interests for shares of the Company's common stock.

  In addition, pursuant to the Consolidation Transactions, during the three months ended September 30, 1996 (i) former partners of the Company's predecessor limited partnerships and limited liability companies received approximately $2.3 million of distributions to fund income tax obligations which had accrued through the date of the Offering and with respect to whom no pre-Offering profits of the Company had been distributed, (ii) approximately $7.3 million of equity distributions were made in the Consolidation Transactions by such predecessor companies to the former partners of the consolidated company in connection with the repayment of outstanding debt to their affiliates and the acquisition of equity interests by the Company, and (iii) the Company recorded a $11.7 million adjustment to equity for deferred taxes and interest assumed by the Company as part of the Consolidation Transactions.

The Consolidation Transactions have been accounted for as a reorganization of entities under common control. Accordingly, the net assets of the predecessor partnerships were recorded at the predecessor partners' basis. In addition, the accompanying financial statements reflect the historical results of operations of the predecessor partnerships on a combined basis.

NOTE 5 - RELATED-PARTY TRANSACTIONS

  The Company accrued $652,164 and $1,418,022 as a receivable and payable, respectively, at December 31, 1995 with the homeowners' associations at its resorts. The related party payable to the homeowners' associations at December 31, 1995 included $1,029,900 of a special assessment fee charged to the Company. At September 30, 1996, the Company, had accrued $2,903,873 and $1,631,856 as a receivable and payable, respectively, with the various homeowners' associations at its resorts. All amounts are classified as due from and due to related parties in the accompanying consolidated balance sheets.

  The Company recorded a receivable of $1,153,829 and $120,697 from two of its predecessor partnerships at December 31, 1995 for pre-development costs incurred by the Company at its Embassy Vacation Resort Lake Tahoe and San Luis Bay Resorts. Such predecessor partnerships were consolidated into the Company on August 20, 1996 as a result of the Consolidation Transactions.

  Included in due from related parties at December 31, 1995 and September 30, 1996 are approximately $310,000 and $1,549,555, respectively, relating to expenses paid on behalf of related parties to be subsequently reimbursed to the Company by such related party. Subsequent to September 30, 1996, the Company collected $739,458 of this amount.

  The Company also made payments of $295,001 during the twelve months ended December 31, 1995 to an affiliate of the Company for construction consulting and expense reimbursement. For the three months and nine months ended September 30, 1996, no such payments were made.

NOTE 6 - INVESTMENT IN JOINT VENTURE

  Concurrent with the Offering, the Company acquired an approximately 30.5% interest in the limited partnership that owns the Embassy Vacation Resort Poipu Point. As a result of such acquisition, the Company has recorded a $2,546,513 note receivable from the limited partnership on which the Company has accrued approximately $30,000 of interest. The note bears interest at a rate of 12% per annum. In addition, $4,988,000 of goodwill was recorded as part of this acquisition which is being amortized on a per Interval basis as Intervals are sold. The amortization of such goodwill for the three months and nine months ended September 30, 1996 was $76,371 for each period.

NOTE 7 - COMMITMENT

  On September 23, 1996, the Company announced the signing of a merger agreement to acquire AVCOM International, Inc. ("AVCOM"), a company traded on the Nasdaq Over-The-Counter market, for approximately $34.6 million of the Company's common stock plus the assumption of net debt. AVCOM is the parent company of All Seasons, Resorts, Inc., a developer, marketer and operator of timeshare resorts in Arizona, California and Texas. Under the terms of the merger agreement, the Company has agreed to issue approximately 1,480,000 shares of common stock in exchange for all of the outstanding capital stock of AVCOM, based on the average high and low trading prices of the Company's common stock on September 20, 1996 of $19.44 per share. The actual number of shares to be issued is subject to adjustment if the price of common stock on the Nasdaq National Market System exceeds $23.33 per share, or falls below $15.55 per share and under certain other circumstances. In addition, as of September 30, 1996 the Company will assume approximately $22.6 million of AVCOM's net debt and pursuant to the merger agreement, the Company committed to loan AVCOM $2.5 million. Management expects the merger to qualify for pooling accounting treatment. The Company has received an opinion from its independent financial advisor that the consideration paid by the Company for AVCOM is fair from a financial point of view. The proposed merger is subject to the approval of the stockholders of AVCOM, the satisfactory completion of due diligence by the Company, the expiration of the waiting period under the Hart-Scot-Rodino Antitrust Improvements Act of 1976 and other customary conditions. This transaction is not reflected in the accompanying financial statements.

NOTE 8 - INCOME TAXES

  During the quarter ended September 30, 1996 the Company issued 17,392,205 shares of common stock. The Company is now subject to federal, state and foreign income taxes from the effective date of sale of the common stock. In addition, the Company is required to record a deferred tax liability for cumulative temporary differences between financial reporting and tax reporting in the period following the effective date of the Offering. During the three months ended September 30, 1996, the Company recorded approximately $315,000 of current income tax expense and approximately $171,000 of deferred income tax expense. Additionally, the Company recorded deferred taxes of $11.2 million related to deferred taxes from previous years that were assumed as part of the Offering. The total current tax liability and deferred tax liability at September 30, 1996 was $569,451 and $11,398,787, respectively. Both the deferred tax assets, deferred tax liabilities, and the current tax provision were estimated based on management's most recent information as of September 30, 1996.

  In addition, the Company recorded $517,993 of accrued interest related to installment gains from previous years that were assumed as part of the Offering.

  The unaudited pro forma provision for income taxes represents the estimated income taxes that would have been reported had the Company filed federal, state and foreign income tax returns as a regular corporation.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          The following discussion of the Company's results of operations is derived from the consolidated statement of operations for the three and nine months ended September 30, 1995 and September 30, 1996.

                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30,                     September 30,
                                                                     1995         1996                 1995         1996
                                                                   --------     --------             --------     --------
STATEMENT OF OPERATIONS:
AS A PERCENTAGE OF TOTAL REVENUES
Interval sales..................................................        82%          83%                  86%          78%
Interest Income.................................................         9%          10%                   9%          10%
Other Income....................................................         9%           7%                   5%          12%
                                                                   -------      -------              -------      -------

  Total Revenues................................................       100%         100%                 100%         100%
                                                                   -------      -------              -------      -------

AS A PERCENTAGE OF INTERVAL SALES
Interval cost of sales..........................................        24%          22%                  27%          23%
Advertising, sales and marketing................................        47%          47%                  48%          49%

AS A PERCENTAGE OF INTEREST INCOME
Loan Portfolio:
 Interest expense - treasury....................................        54%          63%                  54%          61%
  Other expenses................................................        18%          16%                  16%          16%

AS A PERCENTAGE OF TOTAL REVENUES
Provision for doubtful accounts.................................         3%           3%                   3%           2%
General and administrative......................................         8%          11%                   7%          12%
Depreciation and amortization...................................         2%           2%                   2%           3%
Interest expense - other........................................         1%           2%                   1%           3%
Equity loss on investment in joint venture......................         1%           0%                   2%           0%
                                                                   -------      -------              -------      -------

Total costs and operating expenses..............................        77%          81%                  83%          80%
                                                                   -------      -------              -------      -------

SELECTED OPERATING DATA:
Intervals sold at Existing Resorts (1)..........................     1,706        2,088                4,321        5,157
Intervals sold at Consolidated Resorts (2)......................     1,594        1,735                4,209        4,233
Intervals sold at non-branded resorts (3).......................     1,204        1,374                2,961        3,226
Intervals sold at Embassy Vacation Resorts (4)..................       502          714                1,360        1,931
Average sales price per Interval at Consolidated Resorts (5)....   $11,033      $11,934              $11,020      $11,684
Average sales price per Interval at non-branded resorts (6).....   $10,134      $11,071              $10,265      $10,757
Average sales price per Interval at
 Embassy Vacation Resorts (7)...................................   $14,695      $18,156              $13,222      $17,343
Number of Intervals in inventory at period-end (8)..............    18,122       20,564               18,122       20,564

---------------------
(1) Reflects Intervals sold at the Company's existing resorts; Cypress Pointe Resort, Plantation at Fall Creek, Royal Dunes Resort, Royal Palm Beach Club, Flamingo Beach Club, San Luis Bay Resort, Embassy Vacation Resort Grand Beach, and Embassy Vacation Resort Poipu Point (the "Existing Resorts"). Embassy Vacation Resort Lake Tahoe sales during the third quarter are not presented because there were none eligible for accrual under the percentage of completion method.
(2) Reflects Intervals sold at the Company's Existing Resorts, with the exception of Intervals sold at the Embassy Vacation Resort at Poipu Point in which the Company holds a partial interest and is accounted for by the Company under the equity method (the "Consolidated Resorts").
(3)  Reflects Intervals sold at the Company's non-branded resorts.
(4) Reflects Intervals sold at the Embassy Vacation Resort Grand Beach and 112 Intervals sold at the non-consolidated Embassy Vacation Resort Poipu Point for the three and nine months ended September 30, 1995 and 353 and 924 Intervals sold for the three and nine months ended September 30, 1996, respectively.
(5)  Reflects average price achieved on sales of Intervals at Consolidated
     Resorts.
(6) Reflects average price achieved on sales of Intervals at non-branded resorts
(7) Reflects average price achieved on sales of Intervals at Embassy Vacation Resorts.
(8)  Reflects Interval inventory at all Existing Resorts.

  Comparison of the three months ended September 30, 1996 to the three months ended September 30, 1995. For the three months ended September 30, 1996 the Company achieved total revenue of $24.8 million compared to $21.3 million for the three months ended September 30, 1995, an increase of $ 3.5 million or 16%. This increase was primarily due to an 18% increase in Interval sales and a 39% increase in interest revenue. Interest revenue for the three month period primarily grew due to a $19.7 million increase in mortgage receivables, which grew to $88.0 million as of September 30, 1996 from $68.3 million as of December 31, 1995, an increase of 29%.

  For the three months ended September 30, 1996, Interval sales at the Existing Resorts, grew to $28.2 million from $19.6 million for the comparable period in 1995, an increase of 44%, and Interval sales at the Consolidated Resorts increased 18% to $20.7 million for the three months ended September 30, 1996 from $17.6 million for the comparable period in 1995. The average price of Intervals sold at the Consolidated Resorts grew during the period to $11,934 from $11,033, an increase of 8%. The number of Intervals sold at the Consolidated Resorts increased during the period 9% to 1,735 from 1,594. Management attributes the increase in Intervals sold to commencement of sales at the San Luis Bay Resort and increasingly more effective marketing programs.

  Interval sales at non-branded resorts increased 14% to 1,374 for the three months ended September 30, 1996 from 1,204 for the comparable period of 1995. Average sales price per Interval at non-branded resorts increased by 9% to $11,071 in the third quarter of 1996 from $10,134 in the third quarter of 1995. These increases are attributed to the commencement of sales at the San Luis Bay Resort, sales of Phase II at Cypress Pointe Resort, and increasingly more effective marketing programs.

  Interval sales at Embassy Vacation Resorts increased 42% to 714 in the third quarter of 1996 from 502 in the third quarter of 1995 while the average sales price per Interval at Embassy Vacation Resorts increased 24% to $18,156 in the third quarter of 1996 from $14,695 in the third quarter of 1995. These increases primarily resulted from a full quarter of sales at the Embassy Vacation Resort at Poipu Point as the resort was not in operation for the entire three months ended September 30, 1995.

  Other income decreased by $0.3 million to $1.7 million for the three months ended September 30, 1996 from $2.0 for the three months ended September 30, 1995. This decrease is attributed to a $0.3 million decrease in principal and interest income from a mortgage portfolio that was acquired during the three months ended September 30, 1995 during which the Company aggressively collected past due mortgage receivables from solvent borrowers in such portfolio. All principal and interest collected from this portfolio represent other income as the portfolio was acquired at no incremental cost in connection with a property acquisition.

  Operating costs increased to $20.1 million for the three months ended September 30, 1996 from $16.5 million for the three months ended September 30, 1995, an increase of 22%. As a percentage of revenues, operating costs increased to 81% in the third quarter of 1996 from 77% in the third quarter of 1995. Decreases occurring in Interval costs of sales, other expenses, and equity loss on investment in joint venture as a percentage of revenues were more than offset by increases occurring in interest expense-treasury, general and administrative, and interest expense-other, as explained below.

  Interval cost of sales decreased as a percentage of Interval sales to 22% in the third quarter of 1996 from 24% in the third quarter of 1995 as a result of an increase in average sales price per Interval sold. The Interval cost of sales per unit remained relatively flat.

  Loan portfolio expenses consisting of interest expense, other expenses and provision for doubtful accounts increased to $2.6 million for the three months ended September 30, 1996 from $1.8 million for the comparable period in 1995, an increase of 44%. This increase reflects the 57% increase in average mortgages payable due to increased factoring of mortgages receivable related to Interval sales growth, an increased factoring rate, and the commencement of sales at San Luis Bay Resort during the third quarter of 1996.

  General and administrative expenses increased to $2.8 million for the three months ended September 30, 1996 from $1.8 million for the three months ended September 30, 1995, an increase of 56%. The increase in general and administrative expenses was the result of (i) the addition of a number of senior managers and key executives in order to build the management and organizational infrastructure necessary to efficiently manage the Company's future growth, (ii) the Company's expenses and reporting obligations as a public company, (iii) increased overhead due to the acquisition of additional resorts, and (iv) added salary, travel and office expenses attributable to the current and planned growth in the size of the Company.

  Depreciation and amortization increased to $0.6 million for the three months ended September 30, 1996 from $0.4 million for the comparable period in 1995. This increase was the result of additional capital expenditures and intangible assets.

  Loss on equity investment decreased to $31,813 for the three months ended September 30, 1996 from $0.3 million for the three months ended September 30, 1995 due to increased Interval sales and hotel occupancy at the Embassy Vacation Resort Poipu Point during the third quarter of 1996. For the three months ended September 30, 1996, 353 Intervals were sold at the Embassy Vacation Resort Poipu Point, while 112 Intervals were sold for the three months ended September 30, 1995.

  Pre-tax net income decreased 5% to $4.2 million from $4.4 million, or 1% of total revenues, for the three months ended September 30, 1996.

  Comparison of the nine months ended September 30, 1996 to the nine months ended September 30, 1995. For the nine months ended September 30, 1996, the Company achieved total revenue of $63.7 million compared to $53.7 million for the nine months ended September 30, 1995, an increase of $10.0 million or 19%. Total revenue grew primarily due to a 7% increase in Interval sales to $49.5 million from $46.4 million, a 40% increase in interest income to $6.6 million from $4.7 million, and a 192% increase in resort operations and other income to $7.6 million from $2.6 million during the nine months ended September 30, 1996 as compared to the comparable period in 1995, respectively. A complete nine months of Interval sales at Royal Palm and Flamingo Beach Club, and the commencement of sales at the San Luis Bay Resort in June 1996 drove the 7% increase in Interval sales volume at the Consolidated Resorts.

  For the nine months ended September 30, 1996 Interval sales at the Existing Resorts, grew to $82.3 million from $55.7 million for the comparable period in 1995, an increase of 48%. Interval sales at the Consolidated Resorts increased 7% to $49.5 million and from $46.4 million for the comparable period in 1995. The average price of Intervals sold at the Consolidated Resorts, grew during the period to $11,684 from $11,020, an increase of 6%. The number of Intervals sold at the Consolidated Resorts increased during the period 1% to 4,233 from 4,209 Management attributes the increase in Intervals sold to commencement of sales at the San Luis Bay Resort and increasingly more effective marketing programs.

  Interval sales at non-branded resorts increased 9% to 3,226 for the nine months ended September 30, 1996 from 2,961 for 1995. Average sales price per Interval at non-branded resorts increased by 5% to $10,757 in 1996 from $10,265 in 1995. These increases are attributed to the commencement of sales at the San Luis Bay Resort and increasingly more effective marketing programs.

  Interval sales at Embassy Vacation Resorts, increased 42% to 1,931 in the first nine months of 1996 from 1,360 in the first nine months of 1995 while the average price per Interval increased 31% to $17,343 in the first nine months of 1996 from $13,222 in the first nine months of 1995. These increases primarily resulted from a full nine months of sales at the Embassy Vacation Resort Poipu Point, as the resort was not in operation for the entire nine months ended September 30, 1995.

  Interest income increased by 40% to $6.6 million in the first nine months of 1996 from $4.7 million in the first nine months of 1995 due to a $19.7 million increase in mortgages receivables, which grew to $88.0 million at September 30, 1996 from $68.3 million at December 31, 1995, an increase of 29% coupled with increased interest rates and a full year of interest income on all properties.

  Other income increased by $5.0 million to $7.6 million during the nine months ended September 30, 1996 from $2.6 million during the nine months ended September 30, 1995. This increase was the result of rental income at the resorts increasing to $1.2 million from $0.7 million in 1995, and the acquisition of a mortgage receivable portfolio in July, 1995 on which the Company earned $4.6 million during the 1996 nine months and $1.3 million during the 1995 nine months.

  Operating costs increased to $51.2 million for the nine months ended September 30, 1996 from $44.8 million for the nine months ended September 30, 1995, an increase of 14%. However, as a percentage of revenues, operating costs decreased to 80% during the nine months ended September 30, 1996 from 83% during the nine months ended September 30, 1995. Relative decreases in Interval cost of sales and other expenses as a percentage of revenues were offset by relative increases in advertising, sales, marketing, and interest expense-treasury, depreciation and amortization and general and administrative expenses. The Company was able to purchase and construct Intervals at a relative discount to historical development costs, reducing the unit cost on average for each Interval sold. This, coupled with an increase in average sales price per unit, has resulted in a proportionate decrease in costs of Intervals sold to 23% of Interval sales during the nine months ended September 30, 1996 from 27% of Interval sales during the nine months ended September 30, 1995.

  Loan portfolio expenses consisting of interest expense, other expenses and provision for doubtful accounts increased to $6.4 million during the nine months ended September 30, 1996 from $4.8 million during the nine months ended September 30, 1995, an increase of 33%. This increase reflects the 57% increase in average mortgages payable due to increased factoring of mortgages receivable related to Interval sales growth, an increased factoring rate, and acquisitions of resorts made by the Company during the nine months ended September 30, 1996.

  General and administrative expenses increased to $7.4 million during the nine months ended September 30, 1996 from $3.9 million during the nine months ended September 30, 1995, an increase of 90%. The increase in general and administrative expenses was the result of (i) the addition of a number of senior officers and key executives in connection with building the Company's management and organizational infrastructure necessary to efficiently manage the Company's future growth, (ii) the Company's expenses and reporting obligations as a public company, (iii) increased overhead due to the acquisition of additional resorts, and (iv) added salary, travel, and office expenses attributable to the current and planned growth in the size of the Company. Relative to revenues, general and administrative expenses were higher during the nine months ended September 30, 1996 at 12% of revenues versus 7% of revenues during the nine months ended September 30, 1995.

  Depreciation and amortization increased to $1.7 million during the nine months ended September 30, 1996 from $1.2 million during the nine months ended September 30, 1995, reflecting increased depreciation and amortization resulting from an increase in capital expenditures and intangible assets.

  Equity loss on joint venture decreased to $94,695 during the nine months ended September 30, 1996 from $1.3 million during the nine months ended September 30, 1995. The decrease in the equity loss is attributable to increased Interval sales and higher hotel occupancy at Embassy Vacation Poipu Point than during the comparable period in 1995.

  Pre-tax net income increased 45% to $10.6 million, or 17% of total revenue, during the nine months ended September 30, 1996 from $7.3 million, or 14% of total revenues, during the nine months ended September 30, 1995.

Liquidity and Capital Resources

  During the nine months ended September 30, 1996 and 1995, cash (used in) provided by operating activities was $(25.0) million, and $7.8 million, respectively. Cash generated from operating activities was lower for the nine months ended September 30, 1996 when compared to the comparable period in 1995 primarily due to a $28.3 million increase in expenditures on acquisition and development activities associated with the acquisition and development of new resorts and the expansion of existing resorts during the period.

  Net cash used in investing activities for the nine months ended September 30, 1996, and 1995 was $(22.2) million and $(34.8) million, respectively. For the nine months ended September 30, 1996, the change in net mortgage receivables was $10.9 million lower than during the comparable period in 1995 due to more effective collection efforts in 1996. As of September 30, 1996, approximately 7.5% of the Company's consumer loans were considered by the company to be delinquent (past due by 60 or more days) and the Company has completed or commenced foreclosure or deed-in-lieu of foreclosure on approximately 2.5% of its consumer loans.

  For the nine months ended September 30, 1996 and 1995, net cash provided by financing activities was $54.7 million and $30.1 million, respectively. During the quarter ended September 30, 1996, the Company issued 6,037,500 shares of common stock in the Offering resulting in approximately $74.0 million of net proceeds. The proceeds of the Offering were used by the Company to repay debt, to fund expansion, and for other corporate purposes. In addition, period to period net cash provided by investing activities fluctuates as a result of borrowing activities for acquisition and development, and from equity investments as a result of resort acquisitions.

  The Company is currently evaluating the acquisition and/or development of a number of resort properties and of completed Intervals as inventory, but currently has no material binding contracts or capital commitments relating to any such potential property or inventory acquisitions. In addition, the Company is currently evaluating several timeshare asset and management and operating company acquisitions to integrate into or to expand the operations of the Company, but currently has no material binding contracts or capital commitments relating to any such potential timeshare asset or management and operating company acquisitions.

  In the future, the Company intends to negotiate additional credit facilities or issue corporate debt or equity securities to finance its acquisition activities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as management deems prudent.

  The Company believes that, with respect to its current operations, the net proceeds to the Company from the Offering, together with cash generated from operations and future borrowing, will be sufficient to meet the Company's working capital and capital expenditure needs for the near future. However, depending upon conditions in the capital and other financial markets, other factors and the Company's aggressive growth and expansion plans, the Company may from time to time consider the issuance of debt or other securities, the proceeds of which would be used to finance acquisitions, to refinance debt or for other purposes. The Company believes that the Company's properties are adequately covered by insurance.


Acquisition of AVCOM International, Inc.

  On September 23, 1996, the Company announced the signing of a merger agreement to acquire AVCOM for approximately $34.6 million of the Company's common stock plus the assumption of net debt. AVCOM is the parent company of All Seasons, Resorts, Inc., a developer, marketer and operator of timeshare resorts in Arizona, California and Texas.

  Under the terms of the merger agreement, the Company has agreed to issue approximately 1,480,000 shares of its common stock in exchange for all outstanding capital stock of AVCOM, based on the average high and low trading prices of the Company's common stock on September 20, 1996 of $19.44 per share. The actual number of its shares of the Company's common stock to be issued is subject to adjustment if the price of the Company's common stock on the NASDAQ National Market System exceeds $23.33 per share, or falls below $15.55 per share and under certain other circumstances. In addition as of September 30, 1996, the Company will assume approximately $22.6 million of AVCOM's net debt and pursuant to the merger agreement, the Company committed to loan AVCOM $2.5 million. Management expects the merger will qualify for pooling accounting treatment. The Company has received an opinion from its independent financial advisor that the consideration paid by the Company in the proposed merger is fair from a financial point of view. It is anticipated that the acquisition will be consummated in the first quarter of 1997, subject to the occurrence of all conditions to closing.

  All Seasons Resorts, Inc. develops, markets and operates timeshare resorts in the western United States, with four existing resorts in Sedona, Arizona, one at Lake Arrowhead, California, one at South Lake Tahoe, California and one at Houston, Texas. In addition, All Seasons has resorts currently under development in Scottsdale, Arizona, and South Lake Tahoe, California, and has purchased twelve acres of land in Sedona, Arizona for future development.

  The proposed merger is subject to the approval of the stockholders of AVCOM, the satisfactory completion of due diligence by the Company, the expiration of the waiting periods under the Hart-Scot-Rodino Antitrust Improvements Act of 1976 and other customary conditions.

Change in Accountant

  On September 17, 1996, the Company retained the accounting firm of Arthur Andersen LLP as auditors for the fiscal year ending December 31, 1996 following approval of the Company's board of directors, which was obtained on September 16, 1996. Arthur Anderson replaces Ernst & Young, LLP which had been retained since the Company's inception. The decision to retain Arthur Andersen LLP was based upon the prior relationship with a predecessor of the Company as auditors for the fiscal year ending December 31, 1994 and Arthur Anderson LLP's experience in the Company's industry.

                          PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8K

         (a)   Reports on Form 8K
               (I) Current report on Form 8K dated September 12, 1996, filed with the Commission on September 18, 1996, reporting the change in auditors.

         (b)   Exhibits
               27.1  Financial Data Schedule



                                   Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.


  Dated: November 14, 1996                 By:  /s/ Steven C. Kenninger
                                           Steven C. Kenninger
                                           Director, Chief Operating
                                           Officer and Secretary


  Dated: November 14, 1996                 By:  /s/ Charles C. Frey
                                           Charles C. Frey
                                           Senior Vice President and Treasurer