Form 10-K
period 1996-12-31
SIGNATURE RESORTS INC
filed 1997-03-28
CIK 1016577

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM               TO
                                      -------------    --------------

                       COMMISSION FILE NUMBER 000-21193

                            SIGNATURE RESORTS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 MARYLAND                                   95-458215-7
      (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)


  5933 WEST CENTURY BOULEVARD, SUITE 210
          LOS ANGELES, CALIFORNIA                              90045
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 310-348-1000

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------              -----------------------------------------
          None                                         N/A


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $0.01 par value

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                               ----------------

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on March 24, 1997 as reported on the NASDAQ National Market, was approximately $319,333,851. At March 24, 1997 there were 19,890,841 shares of the
Registrant's Common Stock outstanding.

  Documents Incorporated by Reference: Certain portions of the Registrant's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's 1996 fiscal year, are incorporated by reference in Part III of this Form 10-K and certain portions of the Registrant's Registration Statement on Form S-1 (No. 333-18447) are incorporated by reference in Part II of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

OVERVIEW

  Signature Resorts, Inc. (the "Company") is one of the largest developers and operators of timeshare resorts in North America. The Company is devoted exclusively to timeshare operations and, following the Company's February 7, 1997 acquisition (the "Merger") of AVCOM International, Inc. ("AVCOM"), the parent company of All Seasons Resorts ("All Seasons"), the Company owns 19 timeshare resorts located in a variety of popular resort destinations, which includes two resorts in which the Company holds a partial interest. The Company's resorts existing prior to the Merger are located in Hilton Head Island, South Carolina, Koloa, Kauai, Hawaii, Orlando, Florida (two resorts), St. Maarten, Netherlands Antilles (two resorts), Branson, Missouri, South Lake Tahoe, California, and Avila Beach, California (the "Existing Resorts"). The resorts acquired by the Company in the Merger are located in Sedona, Arizona (five resorts), South Lake Tahoe, California (two resorts), Lake Arrowhead, California, Lake Conroe (near Houston), Texas and Scottsdale, Arizona (the "All Seasons Resorts"). The Company currently sells Vacation Intervals at 15 of these 19 resorts; sales at three resorts have been substantially completed; and sales at one resort have yet to commence. In addition, in December 1996 the Company announced plans for the acquisition and development of its 20th resort to be located in St. John, U.S. Virgin Islands.

  The Company's principal operations currently consist of (i) acquiring, developing and operating timeshare resorts, (ii) marketing and selling timeshare interests in its resorts, which typically entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year ("Vacation Intervals") and (iii) providing financing for the purchase of Vacation Intervals at its resorts.

  Unless the context otherwise indicates, the "Company" means Signature Resorts, Inc. and includes its corporate and partnership predecessors and wholly-owned subsidiaries and affiliates.

RECENT DEVELOPMENTS

  On March 13, 1997 the Company announced the execution of a definitive agreement for the acquisition of the Savoy Hotel, located on the beach in the South Beach district of Miami Beach, Florida. Following the acquisition of the Savoy Hotel, which is expected to close in the second quarter of 1997, the Company intends to convert the existing 40 completed hotel units and the 28 partially completed units into approximately 68 studio, one and two bedroom vacation ownership units. Following the closing and the receipt of necessary governmental approvals, the Company intends to begin sales of vacation intervals at the Savoy at South Beach during the third quarter of 1997. The Company believes that following conversion, the Savoy at South Beach will be the first vacation ownership resort of its size and quality in the historic South Beach district of Miami Beach.

THE TIMESHARE INDUSTRY

  The Market. The resort component of the leisure industry primarily is serviced by two separate alternatives for overnight accommodations: commercial lodging establishments and timeshare or "vacation ownership" resorts. Commercial lodging consists of hotels and motels in which a room is rented on a nightly, weekly or monthly basis for the duration of the visit and is supplemented by rentals of privately-owned condominium units or homes. For many vacationers, particularly those with families, a lengthy stay at a quality commercial lodging establishment can be very expensive, and the space provided to the guest relative to the cost (without renting multiple rooms) is not economical for vacationers. Also, room rates and availability at such establishments are subject to change periodically. In addition to providing improved lifestyle benefits to owners, timeshare presents an economical alternative to commercial lodging for vacationers.

  According to the American Resort Development Association ("ARDA"), the timeshare industry experienced a record year in 1994 (the most recent year for which statistics are available) with 384,000 new owners purchasing 560,000 Vacation Intervals with a sales volume of $4.76 billion. First introduced in Europe in the mid-1960s, ownership of Vacation Intervals has been one of the fastest growing segments of the hospitality industry over the past two decades. As shown in the following charts, according to the ARDA the worldwide timeshare industry has expanded significantly since 1980 both in Vacation Interval sales volume and number of Vacation Interval owners.

                           [BAR CHARTS APPEAR HERE]

             [The following table is represented as a bar graph.]
                   Dollar Volume of Vacation Interval Sales
                                (in billions)

               1           1980         0.49
               2           1981         0.965
               3           1982         1.165
               4           1983         1.34
               5           1984         1.735
               6           1985         1.58
               7           1986         1.61
               8           1987         1.94
               9           1988         2.39
              10           1989         2.97
              11           1990         3.24
              12           1991         3.74
              13           1992         4.25
              14           1993         4.505
              15           1994         4.76



         [The following table is represented as a bar graph.]
                  Number of Vacation Intervals Owners
                            (in millions)

               1           1980         0.155
               2           1981         0.220
               3           1982         0.335
               4           1983         0.470
               5           1984         0.620
               6           1985         0.805
               7           1986         0.970
               8           1987         1.125
               9           1988         1.310
              11           1989         1.530
              10           1990         1.800
              12           1991         2.070
              13           1992         2.363
              14           1993         2.760
              15           1994         3.144

Source: American Resort Development Association, The 1995 Worldwide Timeshare Industry.

  The Company believes that, based on published industry data, the following factors have contributed to the increased acceptance of the timeshare concept among the general public and the substantial growth of the timeshare industry over the past 15 years:

  . Increased consumer confidence resulting from consumer protection regulation of the timeshare industry and the entrance of brand name national lodging companies to the industry;

  . Increased flexibility of timeshare ownership due to the growth of international exchange organizations;

  . Improvement in the quality of both the facilities themselves and the management of available timeshare resorts;

  . Increased consumer awareness of the value and benefits of timeshare ownership, including the cost savings relative to other lodging alternatives; and

  .  Improved availability of financing for purchasers of Vacation Intervals.

  The timeshare industry traditionally has been highly fragmented and dominated by a large number of local and regional resort developers and operators, each with small resort portfolios generally of differing quality. The Company believes that one of the most significant factors contributing to the current success of the timeshare industry is the entry into the market of some of the world's major lodging, hospitality and entertainment companies. Such major companies which now operate or are developing Vacation Interval resorts include Marriott Ownership Resorts ("Marriott"), The Walt Disney Company ("Disney"), Hilton Hotels Corporation ("Hilton"), Hyatt Corporation ("Hyatt"), Four Seasons Hotels & Resorts ("Four Seasons") and Inter-Continental Hotels and Resorts ("Inter-Continental"), as well as Promus Hotel Corporation ("Promus") and Westin Hotels & Resorts ("Westin"). Unlike the Company, however, the timeshare operations of each of Marriott, Disney, Hilton, Hyatt, Four Seasons and Inter-Continental comprise only a small portion of such companies' overall operations.

  The Economics. The Company believes that national lodging and hospitality companies are attracted to the timeshare concept because of the industry's rapid historic growth rate and high profit margins. In addition, such companies recognize that Vacation Intervals provide an attractive alternative to the traditional hotel-based vacation and allow the hotel companies to leverage their brands into additional resort markets where demand exists for accommodations beyond traditional hotels.

  The Consumer. According to information compiled by the ARDA for the year ended December 31, 1994 (the most recent year for which statistics are available), the prime market for Vacation Intervals is customers in the 40-55 year age range who are reaching the peak of their earning power and are rapidly gaining more leisure time. The median age of a Vacation Interval buyer at the time of purchase is 46. The median annual household income of current Vacation Interval owners in the United States is approximately $63,000, with approximately 35% of all Vacation Interval owners having annual household income greater than $75,000 and approximately 17% of such owners having annual household income greater than $100,000. Despite the growth in the timeshare industry as of December 31, 1994, Vacation Interval ownership has achieved only an approximate 3.0% market penetration among United States households with income above $35,000 per year and 3.9% market penetration among United States households with income above $50,000 per year.

  According to the ARDA study, the three primary reasons cited by consumers for purchasing a Vacation Interval are (i) the ability to exchange the Vacation Interval for accommodations at other resorts through exchange networks (cited by 82% of Vacation Interval purchasers), (ii) the money savings over traditional resort vacations (cited by 61% of purchasers) and
(iii) the quality and appeal of the resort at which they purchased a Vacation Interval (cited by 54% of purchasers). According to the ARDA study, Vacation Interval buyers have a high rate of repeat purchases: approximately 41% of all Vacation Interval owners own more than one interval representing approximately 65% of the industry inventory and approximately 51% of all owners who bought their first Vacation Interval before 1985 have since purchased a second Vacation Interval. In addition, customer satisfaction increases with length of ownership, age, income, multiple location ownership and accessibility to Vacation Interval exchange networks.

  The Company believes it is well positioned to take advantage of these demographics trends because of the quality of its resorts and locations, its program to allow buyers to exchange intervals at several of the Company's resorts and its participation in the RCI network. However, RCI is under no obligation to continue to include the Company's resorts in its exchange network. The Company expects the timeshare industry to continue to grow as the baby-boom generation continues to enter the 40-55 year age bracket, the age group which purchased the most Vacation Intervals in 1994.

BUSINESS STRATEGY

  The Company's objective is to become North America's leading developer and operator of timeshare resorts. To meet this objective, the Company intends to
(i) acquire, convert and develop additional resorts to be operated as Embassy Vacation Resorts, Westin Vacation Club resorts and non-branded resorts, capitalizing on the acquisition and marketing opportunities to be provided as a result of its relationships with Promus, Westin, selected financial institutions and its position in certain markets and the timeshare industry generally, (ii) increase sales and financing of Vacation Intervals at the Existing Resorts and the All Seasons Resorts through broader-based marketing efforts and in certain instances through the construction of additional Vacation Interval inventory, (iii) improve operating margins by reducing borrowing costs and reducing its sales and marketing expenses as a percentage of revenues over time and (iv) acquire additional Vacation Interval inventory, operating companies, management contracts, Vacation Interval mortgage portfolios and properties or other timeshare-related assets that may be integrated into the Company's operations.

  The key elements of the Company's strategy are described below.

  Acquisition and Development of New Resorts. The Company intends to acquire and develop additional resorts to be operated as branded Embassy Vacation Resorts, Westin Vacation Club resorts and as non-branded resorts. To implement its growth strategy, the Company intends to pursue resort acquisitions and developments in a number of vacation destinations that will complement the Company's operations, including the California and Hawaii markets, which are subject to barriers to entry and in which the Company's founders have extensive acquisition and development experience. The Company believes that its relationships with Promus, Westin and selected financial institutions that control resort properties located in Hawaii and California will provide it with acquisition, development and hotel-to-timeshare conversion opportunities and will allow it to take advantage of currently favorable market opportunities to acquire resort and condominium properties to be operated as timeshare resorts. Since the inception of the resort acquisition and development business by the Company's predecessor in 1992, the Company believes it has been able to purchase hotel, condominium and resort properties and/or entitled land at less than either their initial development cost or replacement cost and remodel or convert such properties for sale and use as timeshare resorts. In addition to acquiring existing resort and hotel-to-timeshare conversion properties, the Company also seeks to develop resorts located in destinations where it discerns a strong demand, which the Company anticipates will enable it to achieve attractive rates of return.

  The Company considers the potential acquisition or development of timeshare resorts in locations based on existing timeshare competition in the area as well as existing overall demand for accommodations. In evaluating whether to acquire, convert or develop a timeshare resort in a particular location, the Company analyzes relevant demographic, economic and financial data. Specifically, the Company considers the following factors, among others, in determining the viability of a potential new timeshare resort in a particular location: (i) supply/demand ratio for the purchase of Vacation Intervals in the relevant market and for Vacation Interval exchanges into the relevant market by other Vacation Interval owners, (ii) the market's growth as a vacation destination, (iii) the ease of converting a hotel or condominium property into a timeshare resort from a regulatory and construction point of view, (iv) the availability of additional land at or nearby the property for potential future development and expansion, (v) competitive accommodation alternatives in the market, (vi) uniqueness of location, and (vii) barriers to entry that would tend to limit competition.

  The Company believes that its relationships with Promus and Westin will provide it with attractive acquisition, conversion, development and marketing opportunities and uniquely position the Company to offer Vacation Intervals at a variety of attractive resort destinations to multiple demographic groups in the timeshare market. Capitalizing on two of the Company's founders' relationship with Promus as a developer and owner of Embassy Suites hotels, in 1994 the Company and Promus established Embassy Vacation Resorts. However, the Company has no ownership of or rights to the "Embassy Vacation Resorts" name or servicemark, both of which are owned exclusively by Promus, except as set forth in the Company's license agreements with Promus with respect to the Company's Embassy Vacation Resorts. Under Promus's exclusive development agreement with Vistana, Inc., Promus has identified the Company as the only other licensee of the Embassy Vacation Resort name. On January 7, 1997, Promus announced that it intended to expand its branded vacation ownership business with only the Company and Vistana and that additional Embassy Vacation Resort properties to be developed or acquired by the Company and licensed by Promus are under discussion. However, there can be no assurance that Promus will license the Embassy Vacation Resort name to the Company with respect to possible future resorts.

  Through its agreement with Westin, the Company has the exclusive right through May 2001, to jointly acquire, develop and market with Westin "four-star" and "five-star" timeshare resorts located in North America, Mexico and the Caribbean (the "Westin Agreement"). The Company's rights also cover the conversion of Westin hotels to timeshare resorts. In addition, pursuant to the Westin Agreement, it is expected that Westin will provide the Company with lead generation assistance and marketing support at the Westin Vacation Club resorts and Promus currently provides such assistance at Embassy Vacation Resorts. The Embassy Suites hotels owned by two of the Company's founders also provide lead generation assistance and support to the Company with respect to the marketing of the Company's resorts.

  The Company's relationships with Promus and Westin also provide it with a competitive advantage in the timeshare industry by allowing it to offer two separate branded products in both the upscale and luxury market segments. The Company believes that brand affiliation is becoming an important characteristic in the timeshare industry as it provides the consumer an important element of reliability and image in a fragmented and largely non-branded industry. Through its Embassy Vacation Resorts and Westin Vacation Club resorts, the Company believes it will be able to provide Vacation Interval buyers with consistent quality in their timeshare purchases. In addition, through its non-branded resorts the Company will be able to appeal to the value-conscious consumer who seeks the best value for his or her money and does not seek affiliation with brand-name lodging companies.

  Sales and Expansion at the Company's Resorts. The Company intends to continue sales of Vacation Intervals at the Existing Resorts and the All Seasons Resorts by adding Vacation Interval inventory through the construction of new development units and by broadening marketing efforts. The Company believes it is well positioned to expand sales of Vacation Intervals at the Existing Resorts and the All Seasons Resorts as a result of its existing supply of Vacation Intervals in inventory as well as planned expansion.

  Based on information received from the Company's customers and sales agents, the Company believes that in addition to basic quality, expanded resort amenities and larger, multi-purpose units, current and potential buyers want enhanced flexibility in scheduling their vacations, a broader distribution of quality exchange locations and the availability of other value-priced services. As a major developer and operator of timeshare resorts in North America, the Company believes that it has acquired skill and expertise both in the development and operation of timeshare resorts and in the marketing and sales of Vacation Intervals and that it has acquired the breadth of resorts which give it a competitive advantage.

  Improvement of Operating Margins. As the Company grows, management believes that its larger number of resorts relative to its competitors will provide it with additional revenue opportunities and economies of scale which will allow it the potential for significant cost savings. The Company believes that increased efficiency, reduction in on-site administrative requirements and a multi-resort management system will reduce operating costs and allow the Company to experience increased margins by spreading operating and corporate overhead costs over a larger revenue base. In addition, operating margins at a resort tend to improve over time as a greater percentage of Vacation Intervals are sold, resulting in lower selling, marketing and advertising expenses. The

Company also believes that it will reduce sales and marketing expenses as a result of the lead generation assistance provided or to be provided by Westin and Promus and by targeting potential buyers through Westin Vacation Club resorts and Embassy Suites hotels.

  Acquisition of Timeshare Assets, Management Contracts and Operating Companies. As a result of the Company's relationships in the timeshare and financial communities and the size and geographic diversity of its portfolio of properties, the Company has access to a variety of acquisition opportunities related to the Company's business. The Company's business strategy includes pursuing growth by expanding or supplementing the Company's existing timeshare business through acquisitions. The Company believes that its record of acquiring resort properties gives the Company credibility and, the Company's status as a public company may make the acquisition by the Company of businesses or operations more attractive to potential sellers. The Company believes that these collective factors will help the Company acquire assets, operations and companies in the fragmented timeshare industry. Acquisitions which the Company may consider, in addition to those disclosed herein, include acquiring additional Vacation Interval inventory, operating companies, management contracts, Vacation Interval mortgage portfolios and properties or other timeshare-related assets which may be integrated into the Company's operations. The recently completed acquisition of AVCOM is a recent example of the implementation of the Company's acquisition strategy.

DESCRIPTION OF THE COMPANY'S RESORTS

  The Company believes that, based on published industry data, it is the only developer and operator of timeshare resorts in North America that will offer Vacation Intervals in each of the three principal price segments of the market (value, upscale and luxury). Since the inception of the timeshare development and acquisition business of the Company's predecessors, the Company has developed or acquired 19 timeshare resorts, of which 15 are currently in sales. Of the Company's 19 resorts, two resorts are partially-owned by the Company. The Company expects that its resorts will operate in the following three general categories, each differentiated by price range, brand affiliation and quality of accommodations:

  Non-Branded Resorts. The Company's non-branded resorts, which are not affiliated with any hotel chain, are positioned in the value price segment of the market. Vacation Intervals at the Company's six non-branded resorts generally sell for $6,000 to $15,000 and are targeted to buyers with annual incomes ranging from $35,000 to $80,000. The Company believes its non-branded resorts offer buyers an economical alternative to branded timeshare resorts (such as Embassy Vacation Resorts and Westin Vacation Club resorts) or traditional vacation lodging alternatives. Upon consummation of the proposed Merger with AVCOM, the Company will acquire six additional resorts currently in timeshare sales. Vacation Intervals at the All Seasons Resorts generally sell for $9,000 to $18,000 and are targeted to buyers in the same non-branded market segment.

  Embassy Vacation Resorts. The Company's Embassy Vacation Resorts are positioned in the upscale price segment of the market and are characterized by high quality accommodations and service. Vacation Intervals at the Company's three Embassy Vacation Resorts generally sell for $14,000 to $20,000 and are targeted to buyers with annual incomes ranging from $60,000 to $150,000. Embassy Vacation Resorts are designed to provide timeshare accommodations that offer the high quality and value that is represented by the more than 135 Embassy Suites hotels throughout North America.

  Westin Vacation Club Resorts. The Company's Westin Vacation Club resorts are positioned in the luxury price segment of the market and are characterized by elegant accommodations and personalized service. Through the Westin Agreement, the Company has the exclusive right through May 2001 to jointly acquire, develop and market with Westin "four-star" and "five-star" timeshare resorts located in North America, Mexico and the Caribbean. The Company anticipates that Vacation Intervals at Westin Vacation Club resorts generally will sell for $16,000 to $25,000 and will be targeted to buyers with annual incomes ranging from $80,000 to $250,000. The Westin Agreement represents Westin's entry into the timeshare market. The Company and Westin recently announced plans for the acquisition and development of the first Westin Vacation Club resort to be located in St. John, U.S. Virgin Islands.

  Innovation in the design and quality of the resorts developed by the Company, as well as the branded product image of its Embassy Vacation Resorts and Westin Vacation Club resorts, has and will continue to result in differentiation of the Company's resorts from those of its competitors. The Company believes feedback from its Vacation Interval owners and property management enhances the Company's product acquisition, development and design process. The resorts designed and developed by the Company have been recognized by major industry groups and publications for excellence in architectural and landscape design and overall development quality. Each of the Existing Resorts and nine of the All Seasons Resorts have been designated a "Gold Crown" resort by Resort Condominiums International ("RCI"), a quality ranking given to only the top 14% of resorts in the RCI exchange network.

  The following table sets forth certain information as of December 31, 1996 regarding each of the Company's current resorts and the planned Westin Vacation Club Resort at St. John, including location, date acquired or to be acquired by the Company, the number of existing and total potential units at the resort, the number of Vacation Intervals currently available for sale and occupancy and additional expansion potential. Of the resorts set forth below, the Embassy Vacation Resort Poipu Point and the North Bay Resort at Lake Arrowhead are partially owned by the Company, and the Westin Vacation Club at St. John will be partially owned by the Company when acquired. The exact number of units and Vacation Intervals ultimately constructed may differ from the following estimates based on future land planning and site layout considerations.

                                                                                                    VACATION INTERVALS AT
                                                                              UNITS AT RESORT              RESORT
                                                                DATE      ----------------------- -------------------------
                                                           ACQUIRED/TO BE               TOTAL       CURRENT     POTENTIAL
 RESORT                    LOCATION                         ACQUIRED(A)   CURRENT(B) POTENTIAL(C) INVENTORY(D) EXPANSION(E)
 ------                    --------                        -------------- ---------- ------------ ------------ ------------
 NON-BRANDED RESORTS:
 Cypress Pointe Resort     Lake Buena Vista, Florida       November 1992      224         500(f)      2,703       14,076(f)
 Plantation at Fall Creek  Branson, Missouri               July 1993          114         400(g)      1,124       14,586(g)
 Royal Dunes Resort        Hilton Head Island, South       April 1994          40          55(h)        578          765(h)
                           Carolina
 Royal Palm Beach Club     St. Maarten, Netherlands        July 1995          140         140(i)      1,729          --
                           Antilles
 Flamingo Beach Club       St. Maarten, Netherlands        July 1995          172         257(j)      2,394        4,420(j)
                           Antilles
 San Luis Bay Resort       Avila Beach, California         June 1996           68         130(k)        757        3,162(k)

 EMBASSY VACATION RESORTS:
 Poipu Point(l)            Koloa, Kauai, Hawaii            November 1994      219         219(m)      9,743          --
 Grand Beach               Orlando, Florida                January 1995       126         370(n)      3,591       12,444(n)
 Lake Tahoe                South Lake Tahoe, California    May 1996           --          210(o)        --        10,710(o)
 WESTIN VACATION CLUB:
 St. John(p)               St. John, U.S. Virgin Islands   April 1997          48          96(q)      1,715        2,448(q)

 ALL SEASONS RESORTS:
 Scottsdale Villa Mirage   Scottsdale, Arizona             February 1997      --          168(r)        --         8,568(r)
  Resort
 The Ridge on Sedona       Sedona, Arizona                 February 1997      --          120(s)        --         6,120(s)
  Golf Resort
 Sedona Springs Resort     Sedona, Arizona                 February 1997       40          40            58          --
 Sedona Summit Resort      Sedona, Arizona                 February 1997       12          60(t)        --         2,448(t)
 Villas of Poco Diablo     Sedona, Arizona                 February 1997       33          33            92          --
 Villas of Sedona          Sedona, Arizona                 February 1997       40          40           134          --
 North Bay Resort at Lake  Lake Arrowhead, California      February 1997       13          13(u)        210          --
  Arrowhead
 Tahoe Beach & Ski Club    South Lake Tahoe, California    February 1997      140         140         1,094          --
 Tahoe Seasons Resort(v)   South Lake Tahoe, California    February 1997       21          21(v)        856          --
 Villas on the Lake        Lake Conroe, Texas              February 1997       37          85(w)      1,687        2,448(w)
                                                                            -----       -----        ------       ------
 TOTAL..................................................................    1,487       3,097        28,465       82,195
                                                                            =====       =====        ======       ======

--------
(a) The dates listed with respect to the Existing Resorts and the All Seasons Resorts represent the date of acquisition or, if later, the date of completion of development of the first phase of the resort by the Company and the date listed with respect to the Westin Vacation Club at St. John represents the anticipated closing date of the pending acquisition by the Company.

(b) Current units at each resort represents only those units that have received their certificate of occupancy as of December 31, 1996. The Company generally is able to sell 51 Vacation Intervals with respect to each unit at its resorts.
(c) Total potential units at each resort includes, as of December 31, 1996,
    (i) units which have received their certificate of occupancy, (ii) units currently under construction that have not yet received their certificate of occupancy and (iii) units planned to be developed on land currently owned by the Company.
(d) Current inventory of Vacation Intervals at each resort represents only those unsold intervals that have received their certificate of occupancy as of December 31, 1996.
(e) Potential expansion of Vacation Intervals at each resort includes, as of December 31, 1996, (i) intervals currently under development that have not yet received their certificate of occupancy and (ii) intervals planned to be developed on land currently owned by the Company.

(f) Includes an estimated 276 units which the Company plans to construct on land which it owns at the Cypress Pointe Resort and for which all necessary governmental approvals and permits (except building permits) have been obtained. Should the Company elect to construct a higher percentage of three bedroom units, rather than its current planned mix of one, two and three bedroom units, the actual number of planned units will be lower than is indicated above.

(g) Includes an estimated 286 units which the Company plans to construct on land which it owns or is currently subject to a contract to purchase at the Plantation at Fall Creek.

(h) Includes 15 units construction of which is planned to begin in the second quarter of 1997 and for which all necessary governmental approvals and permits have been received by the Company.

(i) The Company has not committed to any expansion of the Royal Palm Beach Club. The Company is considering the acquisition of additional land adjacent to the Royal Palm Beach Club for the addition of an estimated 60 units but has yet to enter into an agreement with respect to such additional land or to obtain the necessary governmental approvals and permits for such expansion.

(j) In May 1996 the Company acquired a five-acre parcel of land adjacent to the Flamingo Beach Club on which the Company plans to develop approximately 85 units. The Company is in the process of seeking to obtain the necessary governmental approvals and permits for such proposed expansion.

(k) Includes 62 units for which all necessary governmental approvals and permits have been received by the Company. Construction of the first 31 units began in October 1996. In addition, the Company is considering the acquisition of additional land near the San Luis Bay Resort for the addition of an estimated 100 units, but has yet to enter into an agreement with respect to such land or to obtain the necessary governmental approvals and permits for such proposed expansion. The Company in June 1996 acquired approximately 130 Vacation Intervals at the San Luis Bay Resort out of the bankruptcy estate of Glen Ivy Resorts, Inc. In addition, the Company acquired promissory notes in default that are secured by approximately 900 Vacation Intervals. The Company intends to foreclose upon and acquire clear title to such Vacation Intervals and intends to complete such foreclosure procedures (or deed-in-lieu procedures) during the second quarter of 1997.

(l) The Company acquired a 30.43% partnership interest in the Embassy Vacation Resort Poipu Point in November 1994. The Company owns, directly or indirectly, 100% of the partnership interests in one of the two co-managing general partners of Poipu Resort Partners L.P., a Hawaii limited partnership ("Poipu Partnership"), the partnership which owns the Embassy Vacation Resort Poipu Point. The managing general partner owned by the Company holds a 0.5% partnership interest for purposes of distributions, profits and losses. The Company also holds, directly or indirectly, a 29.93% limited partnership interest in the Poipu Partnership for purposes of distributions, profits and losses, for a total partnership interest of 30.43%. In addition, following repayment of any outstanding partner loans, the Company, directly or indirectly, is entitled to receive a 10% per annum return on the Founders' and certain former limited partners' initial capital investment of approximately $4.6 million in the Poipu Partnership. After payment of such preferred return and the return of approximately $4.6 million of capital to the Company, directly or indirectly, on a pari passu basis with the other general partner in the partnership, the Company, directly or indirectly, is entitled to receive approximately 50% of the net profits of the Poipu Partnership. In the event certain internal rates of return specified in the Poipu Partnership agreement are achieved, the Company, directly or indirectly, is entitled to receive approximately 55% of the net profits of the Poipu Partnership.

(m) Includes 179 units that the Company currently rents on a nightly basis, pending their sale as Vacation Intervals.

(n) The Company has received all necessary discretionary governmental approvals and permits to construct an additional estimated 244 units on land which it owns at the Embassy Vacation Resort Grand Beach (excluding building permits which have not yet been applied for by the Company). The Company plans to apply for and obtain these building permits on a building-by-building basis.

(o) Includes 62 units on which construction began in May 1996 and for which all necessary discretionary governmental approvals and permits have been received by the Company. The Company received a conditional occupancy permit for these units on March 26, 1997, which will allow the Company to begin pre-selling these units. Twenty-five units are scheduled for completion in March 1997 and 37 units are scheduled for completion in April 1997. The Company is obligated to convey four Vacation Intervals to the former owners of the land on which the Embassy Vacation Resort Lake Tahoe is being developed. Such conveyance will be made upon completion of the first phase of development. The Company has also received all necessary discretionary governmental approvals and permits to construct an additional estimated 148 units (excluding building permits which have not yet been applied for by the Company and which will be applied for and obtained on a phase-by-phase basis) on land that it owns at the Embassy Vacation Resort Lake Tahoe and, subject to market demand, currently plans to construct 40 of such units commencing in May of each year from 1997 through 1999 and the remaining 28 units commencing in May 2000. The Company commenced sales of Vacation Intervals at the Embassy Vacation Resort Lake Tahoe in June 1996, although the Company will not be able to close any of such sales until the completion of the first units. The Company currently is pre-selling Vacation Intervals at the Embassy Vacation Resort Lake Tahoe prior to receipt of certificates of occupancy.

(p) The Company will own 50% of the entity which will acquire the unsold Vacation Intervals at this resort. The acquisition is anticipated to close in April of 1997 and commencement of Vacation Interval sales is anticipated to begin by the fourth quarter of 1997.

(q) Includes 48 units which are ready for immediate occupancy. With respect to such 48 units, 36 of such units have received all necessary discretionary governmental approvals and permits necessary to commence Vacation Interval sales and, upon closing of the pending acquisition, the Company plans to file the necessary documentation to receive such approvals with respect to the remaining 12 of such units. Also includes an additional 48 units which will require the installation of utilities, furniture, fixtures and equipment and interior finishes before occupancy. Upon closing of the pending acquisition, the Company currently anticipates completing the renovation of such 48 additional units by the fourth quarter of 1997. Upon closing of the pending acquisition, the Company also will have acquired adjacent land at the St. John resort which will accommodate the development of additional units but with respect to which no permits or approvals have been obtained. The Company has not yet determined the number of potential additional units which may be constructed on such adjacent land or the timing of such potential development.

(r) Scottsdale Villa Mirage Resort is under construction with respect to 64 units which constitute Phase I of the resort. Such 64 units were completed in the first quarter of 1997. The 40 units in Phase II and the 64 units in Phase III are scheduled for completion in the first quarters of 1998 and 1999, respectively. All necessary discretionary approvals and permits have been received for the Scottsdale Villa Mirage Resort. Prior to receipt of its certificate of occupancy in February 1997, the Company was pre-selling Vacation Intervals at the Scottsdale Villa Mirage Resort.

(s) Construction began in December 1996 on The Ridge on Sedona Golf Resort, which upon completion will consist of 120 units. The first 12 units and clubhouse are scheduled for completion in April 1997, for which all necessary discretionary governmental approvals and permits have been received. Governmental approvals and permits have not been received for the additional planned 108 units.

(t) Sales and construction commenced in February 1996, and the Sedona Summit Resort is currently completing construction of the final 48 units. Construction of the final 48 units is scheduled for completion in the second quarter of 1997. All necessary discretionary governmental approvals and permits have been received. The Company currently is pre-selling Vacation Intervals in the final 48 units at the Sedona Summit Resort. All Vacation Intervals at the initial 12 units have been sold.

(u) The Company owns or has the power to vote 80% of the partnership interests of Trion Capital Corporation. Trion is the General Partner of Arrowhead Capital Partners, L.P., which is the developer of North Bay Resort at Lake Arrowhead. The General Partner is entitled to receive 1% of the profits of Arrowhead Capital Partners, L.P., but under certain circumstances, is entitled to receive substantially higher profits. All Seasons has an exclusive sales and marketing contract for sales at North Bay, and is the property manager of the resort. Although Arrowhead Capital Partners, L.P. owns undeveloped land and buildings under construction at the North Bay Resort at Lake Arrowhead, no definitive expansion plans have been made.

(v) Prior to being acquired by the Company, AVCOM purchased a portfolio of 1,057 defaulted consumer notes at the Tahoe Seasons Resort in March 1996 which are secured by Vacation Intervals. Of the notes purchased, 414 notes have been converted to inventory of which 160 Vacation Intervals have been sold by the Company and 41 of the notes have been reaffirmed by the original buyers. The Company intends to foreclose on the remaining notes and acquire clear title to the intervals.

(w) Villas on the Lake consists of 37 existing units purchased in February 1996 currently in the final phase of renovation. Land included in the initial purchase is able to accommodate construction of an additional
    48 units in phase II. The phase II construction start date has not yet been determined, however all necessary discretionary governmental approvals and permits (excluding building permits which have not yet been applied for) have been received for such additional 48 units.

NON-BRANDED RESORTS

  The Cypress Pointe Resort. Cypress Pointe Resort, the Company's first timeshare resort, opened in November 1992 and is located in Lake Buena Vista, Florida, approximately one-half mile from the entrance of Walt Disney World and is an approximately 10 minute drive from all major Orlando attractions. The resort is being developed in two phases. Phase I sits on 9.7 acres of land and consists of nine buildings, eight of which currently are complete. Phase II sits on 12.5 acres of land and will consist of seven buildings, the first and second of which were completed in April and September 1996, respectively.

  Styled with a Caribbean theme, upon completion of the nine buildings, Phase I will contain 192 three bedroom 1,460 square foot units. Each unit comfortably accommodates up to eight people with its two large master bedrooms, three bathrooms, living room with sleeper sofa, and full kitchen. The three bedroom units in Phase I also offer a jacuzzi tub, a roman tub, three color televisions (including one 460 screen), a video cassette player, a complete stereo system, a washer/dryer and elegant interior details such as nine-foot ceilings, crown moldings, interior ceiling fans, imported ceramic tile, oversized sliding-glass doors and rattan and pine furnishings. With the completion of Phase II, the resort will be equipped with three pools including a 4,000 gallon heated pool with a volcano, two spas, two poolside cafes, two tennis courts, a sand volleyball court, a basketball court, an exercise facility, a kiddie pool, a gift shop, a lakeside gazebo, a shuffleboard court, a picnic area and a video arcade. The resort also contains a full children's playground and a new 17,000 square foot clubhouse.

  Upon completion of Phases I and II, the resort will contain approximately 500 units. Upon completion of seven buildings in Phase II, Phase II will contain a total of approximately 308 units consisting of one, two and three bedroom units of up to 1,850 square feet and accommodating up to ten people. Phase I consists of 168 existing units, with an additional 24 units scheduled to be built upon the completion of Phase II.

  Vacation Intervals at the Cypress Pointe Resort are currently priced from $6,000 to $16,000 for one-week Vacation Intervals. Vacation Intervals at the resort can be exchanged for Vacation Intervals at other locations through RCI, which awarded the resort its Gold Crown Resort Designation. The resort won the ARDA National Award for its overall owner package in 1993.

  The Plantation at Fall Creek. The Plantation at Fall Creek, which opened in July 1993, is located on the shores of Lake Taneycomo, a fishing lake near the heart of Branson, Missouri, the capital of country music theaters. The resort currently contains 98 units each consisting of 2 bedrooms and 2 baths and up to 1,417 square feet, built in a country style on approximately 130 acres of land. The Company currently plans to continue to expand the resort to accommodate a total of 400 units. Each unit features two large master bedrooms/baths, queen sized sofa-sleeper, full kitchen, three color televisions, video cassette player, washer/dryer, cherry wood furnishings, ceiling fans and jacuzzi or roman tub. The resort is equipped with 4 swimming pools, a fishing dock, a shuffleboard court, a game room, a children's playground, a health club, a tennis court, a miniature golf course, a sand volleyball court, barbecue areas and a basketball court.

  Vacation Intervals at the Plantation at Fall Creek are currently priced from $7,295 to $10,295 for one-week Vacation Intervals. Vacation Intervals at the resort can be exchanged for Vacation Intervals at other locations through RCI, which awarded the resort its Gold Crown Resort Designation.

  The Royal Dunes Resort at Port Royal Plantation. The Royal Dunes Resort at Port Royal Plantation opened in April 1994 and is located in Port Royal Plantation on Hilton Head Island, South Carolina, only 400 yards from the beach. The resort presently contains 40 units consisting of three bedrooms and three bath units and upon completion scheduled for late 1997, will be expanded to include a total of 55 units. The units can comfortably accommodate eight people in their 1,460 square feet of living area with two master suites with private bath, one guest bedroom with bath, a living room with a sofa sleeper, a full kitchen and an outside deck. Each unit features a jacuzzi tub, a roman tub, a washer/dryer, four color televisions, a video cassette player, an entertainment center and elegant interior details such as nine-foot ceilings, crown moldings, interior ceiling fans and rattan and pine furnishings. The resort offers a heated swimming pool, outdoor whirlpool spa, kiddie pool, sand volleyball court, barbecue grill and picnic area. The Royal Dunes is conveniently located for golf, tennis, fishing, shopping, boating, biking and croquet and adjacent to Royal Dunes is the Westin Hotel & Resort at Port Royal, Hilton Head Island.

  Vacation Intervals at the Royal Dunes are currently priced from $8,250 to $13,250 for one-week Vacation Intervals. Vacation Intervals at the resort can be exchanged for Vacation Intervals at other locations through RCI, which awarded the resort its Gold Crown Resort Designation.

  The Royal Palm Beach Club. The Royal Palm Beach Club, originally opened in 1990 and acquired by the Company in July 1995, is located at Simpson Bay in St. Maarten, Netherlands Antilles. Located approximately one mile from the island's major airport and ten minutes from local shopping and dining, the resort is surrounded by the Caribbean on three sides. The resort contains 140 units consisting either of two bedrooms, two baths or three bedrooms, three baths. Each unit is equipped with a full kitchen, complete with microwave and dishwasher, color television, VCR and private lanai. The resort is equipped with a private beach, an overflowing style pool located on the beach, a large sun deck and a picnic area with barbecue grills. The Royal Palm Beach Club is also conveniently located for water sports, boating, health club workouts and tennis, and is located adjacent to a retail center, including an outdoor cafe, dance clubs, market, hair salon, gift shop, mini-market and restaurants. Each unit at the resort, as well as the resort grounds and common areas, recently received a complete renovation in connection with repairs following the September 1995 hurricane which damaged the resort.

  Units at the Royal Palm Beach Club, are currently priced from $9,450 to $12,900 for one-week Vacation Intervals. Vacation Intervals at the resort can be exchanged for Vacation Intervals at other locations through RCI, which awarded the resort its Gold Crown Resort Designation and through Interval International, the other major exchange company in the industry, which awarded the resort a "five-star" designation, the highest quality level in the II system.

  The Flamingo Beach Club. The Flamingo Beach Club, originally opened in January 1991 and acquired by the Company in August 1995, is located on "the Point" of the Pelican Key Peninsula in St. Maarten, Netherlands Antilles, directly on the beach of the Caribbean. The resort is located approximately two miles from the island's major airport and is within walking distance of shopping and dining facilities. The resort is surrounded by the Caribbean Ocean on three sides and contains 172 units consisting of beachfront studio and one bedroom, one bath units. Each unit is equipped with two color televisions, a video cassette player, air conditioning, a balcony suitable for outside dining and a fully equipped kitchen complete with microwave oven and dishwasher. The resort features water sports, a beach palapa bar and grill, a mini-market, tennis facilities and a beach house bar. Each unit at the resort, as well as the resort grounds and common areas, recently received a complete renovation in connection with repairs following the September 1995 hurricanes which damaged the resort.

  Vacation Intervals at the Flamingo Beach Club are currently priced from $6,500 to $8,900 for one-week Vacation Intervals. Vacation Intervals at the resort can be exchanged for Vacation Intervals at other locations through RCI, which awarded the resort its Gold Crown Resort Designation.

  The San Luis Bay Resort. The San Luis Bay Resort, located on 16 oceanview acres in Avila Beach, California, near San Luis Obispo, was originally opened in 1969 as a hotel club and in June 1996 was acquired by the Company from the bankruptcy estate of Glen Ivy Resorts, Inc., which had converted the property to a timeshare resort in 1989. The resort is adjacent to a championship golf course and is well located for visiting local wineries and historical attractions. At present, a total of 68 studio and one bedroom units are completed at the resort. The Company has commenced construction of the phase I addition of 30 units. Upon completion of the addition, units will be available in one and two bedroom configurations (some with lock-off capability) and will offer a king size bed, a queen size sofa sleeper, a porch, a full kitchen, two color televisions, a video cassette player and a stereo. The phase II addition of 32 units is scheduled to commence construction following the completion of phase I. The resort features a swimming pool, a spa, four tennis courts, exercise facilities, a full service salon, a video game room, a basketball court and a barbecue area. The resort is also well located for windsurfing, boating, fishing and surfing.

  Vacation Intervals at the San Luis Bay Resort are currently priced from $8,500 to $16,000 for one-week Vacation Intervals. Vacation Intervals at the resort can be exchanged for Vacation Intervals at other locations through RCI.

EMBASSY VACATION RESORTS

  The Embassy Vacation Resort Grand Beach. The Embassy Vacation Resort Grand Beach opened in January 1995 and is located along nearly 2,000 feet of the south shore of Lake Bryan, a 450-acre spring-fed lake in Lake Buena Vista, Florida. The 1920's Florida architectural style resort sits on 18 acres and upon its projected completion by the year 2000 will offer approximately 370 units in 14 four and five story buildings. Despite the resort's remote, lake front ambiance, it is only minutes from International Drive which provides access to Orlando, Florida's major attractions. All current units offer three bedrooms and three bathrooms with approximately 1,550 square feet of living area, including a large screened-in deck and a full-size, well-equipped kitchen. With two master suites, a third bedroom, and a sleeper sofa in the living room, units can comfortably accommodate four couples. Each unit features air-conditioning, a whirlpool tub, a washer/dryer, three cable televisions, a video cassette player, a stereo and elegant interior details such as nine-foot ceilings, crown molding, wooden venetian blinds, imported ceramic tile and slate flooring. Upon full completion, the Company expects that the resort will include 5,000 square feet of sand beaches, four gazebo-covered docks that stretch out over Lake Bryan and easy access to water skiing, jetskiing, parasailing, sailboating, wind surfing and fishing on Lake Bryan. The Grand Beach resort will provide two outdoor pools, two spas, two kiddie pools, two lighted tennis courts, sand volleyball courts, shuffleboard courts, a putting green, a children's playground, barbecue and picnic areas and a fitness complex with two clubhouses containing exercise rooms, kitchens and a video arcade. In 1995, the resort was featured in both RCI Perspective Magazine and Resort Development and Operations Magazine.

  Vacation Intervals at the Embassy Vacation Resort Grand Beach are currently priced from $12,500 to $14,000 for one-week Vacation Intervals. Vacation Intervals at the resort can be exchanged for Vacation Intervals at other locations through RCI, which awarded the resort its Gold Crown Resort Designation.

  The Embassy Vacation Resort Poipu Point. The Embassy Vacation Resort Poipu Point was reconstructed in 1993 after being substantially destroyed by Hurricane Iniki and was acquired by the Company in November 1994. The resort is located at the most southern point on the Poipu Sun Coast of Kauai, Hawaii, offering a natural, open setting in an architectural style designed to blend with the land. The resort spans 10 buildings on 22 acres with a total of 219 units. The units, one of which has one bedroom and one bathroom, 216 of which have two bedrooms and two bathrooms and 2 of which have three bedrooms and three bathrooms, range in size from 1,363 to 2,629 square feet. Each unit either overlooks the ocean or one of the many gardens maintained on the grounds. All units feature air-conditioning, two telephones with voice mail, two cable televisions, video cassette player, stereo, washer/dryer, whirlpool tub, full kitchen and a spacious lanai. Units can accommodate up to six people and are appointed with designer furnishings, custom fabrics, and custom-designed ceramic tile. The resort is equipped with a spectacular lagoon-like freshwater swimming pool with a sandy beach entry and its own beach, waterfalls, fish ponds, lush garden walkways, a kiddie pool and a health club with weight and aerobic equipment, two hydrospas, sauna and steamroom. The property is adjacent to a large sandy beach and is well located for scuba diving, wind surfing, golf, tennis, surfing, horseback riding, fishing, boating and exploring the island's rain forests, fern grottos and waterfalls.

  Units at the Embassy Vacation Resort Poipu Point are currently priced from $13,700 (one bedroom) to $25,600 (three bedrooms) for one-week Vacation Intervals. Vacation Intervals at the resort can be exchanged for Vacation Intervals at other locations through RCI, which featured the resort in RCI Perspective Magazine in 1995 and awarded it the RCI, Gold Crown Resort Designation.

  The Embassy Vacation Resort Lake Tahoe. Construction began on the Embassy Vacation Resort Lake Tahoe in May 1996. The resort is located in South Lake Tahoe, California, and is situated on nine acres near the shores of Lake Tahoe adjoining the Lake Tahoe Marina in one of the world's most beautiful resort areas. The architectural design of the resort connotes the rustic elegance known as "Old Tahoe." Approximately one mile from the casinos and 1/2 mile from the base lift of Heavenly Ski Resort, upon completion the resort will contain 210 two bedroom/two bath units offering lake and mountain views. The resort will feature a restaurant, an indoor/outdoor heated swimming pool, a spa, a sunning deck, lakefront activities, bike rentals, ski valet, sundry shop, convenience store and delicatessen.

  The Company plans to complete construction of the first phase of the resort in March 1997. Vacation Intervals at the Embassy Vacation Resort Lake Tahoe are priced from $17,000 to $25,000 for one-week Vacation Intervals. RCI has indicated that Vacation Intervals at the resort may be exchanged for Vacation Intervals at other locations through RCI.

WESTIN VACATION CLUB RESORTS

  The Company and Westin have entered into the Westin Agreement pursuant to which the Company has acquired the exclusive right to jointly acquire, develop and sell with Westin "four-star" and "five-star" Westin Vacation Club resorts in North America, Mexico and the Caribbean for a five year term expiring May 3, 2001. Pursuant to the Westin Agreement, Westin and the Company intend to enter into detailed definitive agreements to implement the Westin Agreement, including operating agreements. There can be no assurance that the parties will be able to reach such definitive agreements. Pursuant to the Westin Agreement, each of the Company and Westin will own a 50% equity interest in the ventures that own such resorts and have an equal voice in the management of such ventures. The primary focus of the Westin Agreement is (i) developing vacation ownership villas surrounding existing Westin hotel resort properties and (ii) acquiring or developing hotels which can be operated under the Westin hotel brand while at the same time being converted to vacation ownership properties. Pursuant to the Westin Agreement, each of the Company and Westin has agreed that, subject to certain exceptions, including certain Embassy Vacation Resort acquisition and development opportunities, it will present to the other party all "four-star" and "five-star" hotel and resort acquisition and development opportunities (e.g., properties that are flagged by brands such as Disney, Marriott, Omni, Ritz Carlton, Four Seasons/Regent, Inter-Continental and Meridien) that it has determined to pursue and such other party has a right of first refusal to determine whether to jointly develop such opportunities with the other party subject to the foregoing exclusions. Pursuant to the Westin Agreement, Westin and the Company intend to form a separate partnership, limited liability company or similar entity to develop and operate each Westin Vacation Club resort, of which Westin and the Company shall be co-general partners or co-managers, as applicable. Each of the Company and Westin will contribute 50% of the equity needed to develop and operate each Westin Vacation Club resort. Pursuant to the Westin Agreement, Westin has the right to manage all Westin Vacation Club resorts and the Company and Westin will share the profits from such management activity. In addition, Westin will promote the Westin Vacation Club concept by utilizing its customer base for sales and marketing programs, arranging for on-site sales desks and other in-house marketing programs, in exchange for which the Company has agreed to reimburse Westin predetermined marketing and advertising costs incurred by Westin. Under certain circumstances, either party may terminate the Westin Agreement upon failure to reach specified development goals.

  Pursuant to the Westin Agreement, the Company has agreed to make available to Westin one voting seat on the Company's Board of Directors and has agreed to use maximum reasonable efforts to cause the nomination and election of Westin's designee. Westin has agreed to make available to the Company one non-voting seat on its Board of Directors which will be filled by one of the Founders. Following any public offering of equity securities by Westin, the Company's seat on Westin's board will become a voting seat, entitled to all reciprocal provisions granted by the Company to Westin.

  In December 1996, the Company and Westin announced plans to acquire and develop the first Westin Vacation Club resort in St. John, U.S. Virgin Islands. The "four-star" Westin Vacation Club at St. John will involve a conversion of the existing St. John Villas, located adjacent to the Great Cruz Bay Resort Hotel (formerly known as the Hyatt Regency St. John) which will be operated as the St. John Hotel. Pursuant to a purchase and sale agreement with subsidiaries of Skopbank, a Finnish corporation, Westin will acquire a 100% interest in the St. John Hotel and the Company and Westin will form the Westin Partnership owned 50% by each of the Company and Westin to acquire an interest in the 96 units at the St. John Villas, representing 4,163 Vacation Intervals (the number of unsold Vacation Intervals remaining at the St. John Villas), which will be operated as the Westin Vacation Club resort at St. John. Of the $10.5 million purchase price for the remaining unsold Vacation Intervals at St. John Villas, each of the Company and Westin is obligated to contribute approximately $2.5 million in cash, with the remaining $5.5 million of the acquisition price to be paid by the Westin Partnership. In addition, the Westin Partnership will borrow approximately $7.1 million to complete the conversion of the St. John Villas to a Westin Vacation Club resort.

  The acquisition of the St. John resort is anticipated to close during April of 1997 and commencement of Vacation Interval sales is anticipated to begin by the fourth quarter of 1997. Located adjacent to the beachfront hotel, the St. John Villas consist of 96 studio, one bedroom, two bedroom and three bedroom units located on 12.3 hillside acres, of which 48 units are completed and ready for immediate occupancy. The additional 48 units currently require construction of all interior finishes and installation of furniture, fixtures and equipment prior to occupancy.

ALL SEASONS RESORTS

  As a result of the Merger, the Company acquired an additional 10 timeshare resorts. Of these resorts, six are currently in sales (including the partially-owned North Bay Resort at Lake Arrowhead), one resort is under development and the Company has completed sales at three resorts (Villas at Poco Diablo, Villas of Sedona and Sedona Springs Resort) and the Company provides homeowners' association management and resale services at these three locations.

 Resorts Currently in Sales

  Tahoe Beach & Ski Club. The Tahoe Beach & Ski Club is a beach front resort located in the City of South Lake Tahoe, California on approximately eight acres at the end of Ski Run Boulevard which was purchased by AVCOM in March 1994. The project includes a total of 140 units, of which 110 were renovated as timeshare units at the date acquired. Thirty units have since been renovated for sale as timeshare units and are being marketed. At the time of purchase, 4,533 Vacation Intervals related to the 110 renovated units of the resort had been previously sold. The homeowners' association engaged RPM Management, Inc., a wholly-owned subsidiary of All Seasons, to operate the property.

  Sedona Summit Resort. In May 1995, AVCOM purchased approximately three acres in Sedona, Arizona for development of a 60 unit timeshare resort.
Additionally, in May 1996, AVCOM exercised an option to acquire an adjacent parcel consisting of approximately four acres. Vacation Interval sales commenced in February 1996. Upon completion of construction, the resort will contain 60 units.

  Scottsdale Villa Mirage Resort. The Scottsdale Villa Mirage Resort is a 168 unit resort currently under construction located on 10 acres in Scottsdale, Arizona. The units will be two bedroom condominium type units consisting of approximately 1,200 square feet. Construction and sales of Phase I began in March 1996, and Phase I received its certificate of occupancy in February 1997. Amenities are anticipated to include a clubhouse with an exercise facility, swimming pool and spas and tennis and volleyball courts.

  Villas on the Lake. AVCOM acquired an existing condominium project adjacent to Lake Conroe in Montgomery County, Texas in April 1996. The project consists of 37 completed units and existing approvals and land for the construction of 48 additional units. Prior to the Merger, AVCOM had contracted with the April Sound Country Club for use of its facilities by the project's homeowner's association. Renovation of existing units began in February 1996 and sales began in June 1996.

  Tahoe Seasons Resort. In February 1996, AVCOM acquired a portfolio of approximately 1,057 non-performing receivables generated from the sale of Vacation Intervals at Tahoe Seasons Resort in South Lake Tahoe, California for a purchase price of approximately $1.5 million. Prior to the Merger, AVCOM had also agreed to purchase other receivables generated from sales at Tahoe Seasons Resort that subsequently become delinquent. The Company will convert non-performing loans into Vacation Interval inventory which will be sold.

  North Bay Resort at Lake Arrowhead (which is partially owned). The North Bay Resort at Lake Arrowhead is located in San Bernardino County, California. AVCOM entered into a series of agreements in January 1996 whereby AVCOM provided guarantees for $12.7 million of the developer's financing in return for a fee of $450,000 (evidenced by a note payable), a right of first refusal to offer Vacation Interval receivable financing to the developer after expiration of the developer's present $10.0 million financing commitment, received an option to assume property management for the resort's homeowners association and purchased a 40% equity position in Trion Capital Corporation, the corporate general partner of Arrowhead Capital Partners L.P., the developer of the resort. The general partner is entitled to receive 1% of the profits of the developer partnership, but under certain circumstances is entitled to receive substantially higher profits. The 40% equity position was acquired for $600,000. The proposed resort contemplates the consolidation of two adjacent developments. One development consists of two completed condominium buildings converted to Vacation Interval and additional undeveloped land. The second parcel consists of a combination of three existing condominium buildings in various stages of construction and pads for two additional condominium buildings. The developer has been provided with a $2.7 million construction and operating loan commitment and a $10.0 million commitment for Vacation Interval receivable financing from a financing company, subject to operational involvement and financial guarantees of AVCOM.

 Resorts Under Development

  The Ridge on Sedona Golf Resort. Prior to the Merger, AVCOM had acquired an approximate 12 acre parcel in Sedona, Arizona for approximately $5.5 million. The facility comprising The Ridge Spa & Racquet Club has been acquired as a portion of this development. The parcel is located on the 18th fairway of the golf course at the Sedona Golf Resort. The Company plans to develop the property into a 120 unit timeshare resort in phases. Amenities are anticipated to include a 12,000 square foot club house, three swimming pools and six spas in addition to privileges at The Ridge Spa and Racquet Club.

 Resorts At Which Sales Have Been Completed

  Prior to the Merger, AVCOM had substantially completed sales of Vacation Intervals at the following three resorts. The Company provides homeowners' association management and resale services at these locations.

  Villas of Poco Diablo. The Villas of Poco Diablo resort is a 33 unit condominium conversion of studios and one-bedroom units located in Sedona, Arizona. The one-bedroom units have frontage to Oak Creek and the studio units have frontage to the golf course owned by the Poco Diablo Resort. During the period 1988 through 1992, the resort was renovated by AVCOM, and the units were refurbished with new furniture, fixtures and equipment, new paint, new roofs and interiors and a remodeled outdoor pool and spa area.

  Villas of Sedona. The Villas of Sedona resort is a 40 unit townhouse conversion of one and two bedroom units located in west Sedona, Arizona. The property was purchased in 1992 and has been remodeled by AVCOM. The resort has new furniture, fixtures and equipment, new paint, a new outdoor pool and custom spa area and major landscaping. In addition, a new building encloses an outdoor pool which adjoins a 4,000 square foot clubhouse and fitness center.

  Sedona Springs Resort. Sedona Springs is a 40-unit two bedroom suite resort located in Sedona, Arizona on four acres adjacent to the Villas of Sedona resort. Common areas include a 5,000 sq. ft. clubhouse, two outdoor spas, a pool facility and spa area. This resort was the first "purpose built" development construction by AVCOM. Construction of this project commenced in the first quarter of 1994. Phase one consisted of 13 units and was completed in the third quarter of 1994. Phase two, consisting of 14 units and common areas, was completed in the second quarter of 1995. Phase three, consisting of 13 units was completed in November 1995. The clubhouse is completed and being used temporarily as a sales center. Sales at this project were substantially completed by January 1996.

CUSTOMER FINANCING

  A typical Vacation Interval entitles the buyer to a one-week per year stay at one of the Company's resorts and ranges in price from approximately $6,000 to $8,000 for a studio residence to approximately $12,000 to $26,000 for a three bedroom residence. The Company offers financing to the purchasers of Vacation Intervals in the Company's resort properties who make a down payment generally equal to at least 10% of the purchase price. This financing generally bears interest at fixed rates and is collateralized by a first mortgage on the underlying Vacation Interval. A portion of the proceeds of such financing is used to obtain releases of the Vacation Interval unit from outstanding construction loans, if any. The Company has entered into agreements with lenders for the financing of customer receivables. These agreements provide an aggregate of up to approximately $175 million of available financing to the Company bearing interest at variable rates tied to either the prime rate or LIBOR of which the Company had, at December 31, 1996, approximately $105 million of additional borrowing capacity available. Under these arrangements, the Company pledges as security qualified purchaser promissory notes to these lenders, who typically lend the Company 85% to 90% of the principal amount of such notes. Payments under these promissory notes are made by the Vacation Interval purchaser directly to a payment processing center and such payments are credited against the Company's outstanding balance with the respective lenders. These arrangements currently have varying borrowing periods ranging from 18 to 20 months after the initial commitment date. The Company does not presently have binding agreements to extend the terms of such existing financing or for any replacement financing upon the expiration of such funding commitments, and there can be no assurance that alternative or additional arrangements can be made on terms that are satisfactory to the Company. Accordingly, future sales of Vacation Intervals may be limited by both the availability of funds to finance the initial negative cash flow that results from sales that are financed by the Company and by reduced demand which may result if the Company is unable to provide financing to purchasers of Vacation Intervals.

  In addition, following the Company's February 1997 offerings of 1.6 million primary shares of Common Stock and $138 million principal amount of convertible subordinated notes and the application of the net proceeds therefrom, the Company currently has approximately $116 million available to finance customer receivables and currently intends to use such funds to self-finance customer receivables.

  At December 31, 1996, the Company had a portfolio of approximately 13,800 loans to Vacation Interval buyers amounting to approximately $98.8 million with respect to the Company's consolidated resorts (all of the Existing Resorts with the exception of the partially-owned Embassy Vacation Resort Poipu Point). The Company's consumer loans had a weighted average maturity of approximately seven years and a weighted average interest rate of 15% compared to a weighted average cost of funds of 10.25% on the Company's borrowings secured by such customer loans. As of December 31, 1996, approximately 8.6% of the Company's consumer loans were considered by the Company to be delinquent (past due by 60 or more days) and the Company has completed or commenced foreclosure or deed-in-lieu of foreclosure on approximately 2.3% of its consumer loans. The Company has historically derived income from its financing activities. Because the

Company's borrowings bear interest at variable rates and the Company's loans to purchasers of Vacation Intervals bear interest at fixed rates, the Company bears the risk of increases in interest rates with respect to the loans it has from its lenders. The Company may engage in interest rate hedging activities from time to time in order to reduce the risk and impact of increases in interest rates with respect to such loans, but there can be no assurance that any such hedging activity will be adequate at any time to fully protect the Company from any adverse changes in interest rates.

  The Company also bears the risk of purchaser default. The Company's practice has been to continue to accrue interest on its loans to purchasers of Vacation Intervals until such loans are deemed to be uncollectible, at which point it expenses the interest accrued on such loan, commences foreclosure proceedings and, upon obtaining title, returns the Vacation Interval to the Company's inventory for resale. As of December 31, 1995, 9.0% of the Company's loans were considered delinquent. The Company closely monitors its loan accounts and determines whether to foreclose on a case-by-case basis.

SALES AND MARKETING

  As one of the leading developers and operators of timeshare resorts in North America, the Company believes that it has acquired the skill and expertise in the development, management and operation of timeshare resorts and in the marketing of Vacation Intervals. The Company's primary means of selling Vacation Intervals is through on-site sales forces at each of its resorts. A variety of marketing programs are employed to generate prospects for these sales efforts, which include targeted mailings, overnight mini-vacation packages, gift certificates, seminars and various destination-specific local marketing efforts. Additionally, incentive premiums are offered to guests to encourage resort tours, in the form of entertainment tickets, hotel stays, gift certificates or free meals. The Company's sales process is tailored to each prospective buyer based upon the marketing program that brought the prospective buyer to the resort for a sales presentation. Prospective target customers are identified through various means of profiling, and either include or will include Westin Vacation Club and Embassy Suites hotel guests and current owners of timeshare. Cross-marketing targets current owners of intervals at the Company's existing resorts, both to sell additional intervals at the owner's home resort, or to sell an interval at another of the Company's resorts. The Company also sells Vacation Intervals through off-site sales centers.

  The Company seeks to attract potential Vacation Interval buyers at its Embassy Vacation Resorts by targeting past and present Embassy Suites' hotel guests with in-hotel marketing and direct marketing programs. These marketing efforts offer this target audience of Embassy Suites hotel guests value priced vacation packages which include resort tours and the opportunity to purchase complete vacations, including accommodations, airfare and other vacation components such as car rental. Additionally, the Company has the ability to generate resort tours through Embassy Suites' central reservation system by offering a premium for a resort tour at the time a consumer books an Embassy Suites hotel in the vicinity of an Embassy Vacation Resort property. The Company believes its access to the Embassy Suites customer base allows it to generate Vacation Interval sales from these prospective customers at a lower cost than through other lead generation methods. Because a high percentage of such customers already have a preference for the Embassy brand, the Company believes it achieves relatively high sales closing percentages among these customers. Pursuant to the Westin Agreement, the Company intends to use similar marketing strategies at its Westin Vacation Club resorts. The Company's non-branded resorts also provide it the opportunity to cross-market customers among resorts and give owners and prospective buyers the ability to visit and own Vacation Intervals in multiple destinations. These cross-marketing programs may also help to create a meaningful identity for the non-branded properties.

ACQUISITION PROCESS

  The Company obtains information with respect to resort acquisition opportunities through interaction by the Company's management team with resort operators, real estate brokers, lodging companies or financial institutions with which the Company has established business relationships. From time to time the Company is also contacted by lenders and property owners who are aware of the Company's development, management, operations and sales expertise with respect to Vacation Interval properties.

  The Company has expertise in all areas of resort development including, but not limited to, architecture, construction, finance, management, operations and sales. With relatively little lead time, the Company is able to analyze potential acquisition and development opportunities. After completing an analysis of the prospective market and the general parameters of the property or the site, the Company generates a conceptual design to determine the extent of physical construction or renovation that can occur on the site in accordance with the requirements of the local governing agencies. For most properties, the predominant factors in determining the physical design of the site include density of units, maximum construction height, land coverage and parking requirements. Following the preparation of such a conceptual design, the Company analyzes other aspects of the development process, such as construction cost and phasing, to match the projected sales flow in the relevant market. At this stage of analysis, the Company compares sales, construction cost and phasing, debt and equity structure, cash flow, financing and overall project cost to the acquisition cost. The Company's procedures when considering a potential acquisition are set forth below.

  Economic and Demographic Analysis. To evaluate the primary economic and demographic indicators for the resort area, the Company considers the following factors, among others, in determining the viability of a potential new timeshare resort in a particular location: (i) supply/demand ratio for Vacation Intervals in the relevant market, (ii) the market's growth as a vacation destination, (iii) the ease of converting a hotel or condominium property into a timeshare resort, (iv) the availability of additional land at or nearby the property for future development and expansion, (v) competitive accommodation alternatives in the market, (vi) uniqueness of location, and
(vii) barriers to entry that would limit competition. The Company examines the competitive environment in which the proposed resort is located and all existing or to-be-developed resorts. In addition, information respecting characteristics, amenities and financial information at competitive resorts is collected and organized. This information is used to assess the potential to increase revenues at the resort by making capital improvements.

  Pro Forma Operating Budget. The Company develops a comprehensive pro forma budget for the resort, utilizing available financial information in addition to the other information collected from a variety of sources. The estimated sales of units are examined, including the management fees associated with such unit. Finally, the potential for overall capital appreciation of the resort is reviewed, including the prospects for liquidity through sale or refinancing of the resort.

  Environmental and Legal Review. In conjunction with each prospective acquisition or development, the Company conducts real estate and legal due diligence on the property. This due diligence includes an environmental investigation and report by a reputable environmental consulting firm, including tests on identified underground storage tanks. If recommended by the environmental consulting firm, additional testing is generally conducted. The Company also obtains a land survey of the property and inspection reports from licensed engineers or contractors on the physical condition of the resort. In addition, the Company conducts customary real estate due diligence, including review of title documents, operating leases and contracts, zoning, and governmental permits and licenses and a determination of whether the property is in compliance with applicable laws.

OTHER OPERATIONS

  Room Rental Operations. In order to generate additional revenue at certain of its resorts that have rentable inventory of Vacation Intervals, the Company rents units with respect to such unsold or unused Vacation Intervals for use as a hotel. The Company offers these unoccupied units both through direct consumer sales, travel agents or package vacation wholesalers. In addition to providing the Company with supplemental revenue, the Company believes its room-rental operations provide it with a good source of lead generation for the sale of Vacation Intervals. As part of the management services provided by the Company to Vacation Interval owners, the Company receives a fee for services provided to rent an owner's Vacation Interval in the event the owner is unable to use or exchange the Vacation Interval. In addition, the Embassy Vacation Resort Poipu Point (acquired in November 1994) was acquired as a traditional hotel with the intention of converting each such resort to a timeshare property. Until such time as a unit at each resort is sold as Vacation Intervals, the Company continues

(or will continue) to rent such unit on a nightly basis. In the future, other acquired resorts may be operated in this fashion during the start-up of Vacation Interval sales.

  Resort Management. The Company's resorts are (i) generally managed by the Company pursuant to management agreements with homeowner associations with respect to each of the Company's non-branded resorts, (ii) managed by Promus pursuant to management agreements with the Company with respect to the Company's Grand Beach and Lake Tahoe Embassy Vacation Resorts or (iii) managed by Aston Hotels & Resorts ("Aston") with respect to the Embassy Vacation Resort Poipu Point. The Company pays Promus a licensing fee of 2% of Vacation Interval sales at the Embassy Vacation Resorts. Westin will manage Westin Vacation Club resorts.

  At each of the Company's non-branded resorts, the Company enters into a management agreement with an association comprised of owners of Vacation Intervals at the resort to provide for management and maintenance of the resort. Pursuant to each such management agreement the Company is paid a monthly management fee equal to 10% to 12% of monthly maintenance fees. The management agreements are typically for a three year period, renewable annually automatically unless notice of non-renewal is given by either party. Pursuant to each management agreement the Company has sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the non-branded resorts, including administrative services, procurement of inventories and supplies and promotion and publicity. With respect to each resort the Company also obtains comprehensive and general public liability insurance, all-risk property insurance, business interruption insurance and such other insurance as is customarily obtained for similar properties. The Company also provides all managerial and other employees necessary for the non-branded resorts, including review of the operation and maintenance of the resorts, preparation of reports, budgets and projections, employee training, and the provision of certain in-house legal services. At the Company's Grand Beach and Lake Tahoe Embassy Vacation Resorts, Promus provides these services. At the Embassy Vacation Resort Poipu Point, Aston provides management and maintenance services to the Company pursuant to a management agreement and assumes responsibility of such day-to-day operation of the Embassy Vacation Resorts.

VACATION INTERVAL OWNERSHIP

  The purchase of a Vacation Interval typically entitles the buyer to use a fully-furnished vacation residence, generally for a one-week period each year, in perpetuity. Typically, the buyer acquires an ownership interest in the vacation residence, which is often held as tenant in common with other buyers of interests in the property.

  The owners of Vacation Intervals manage the property through a non-profit homeowners' association, which is governed by a Board consisting of representatives of the developer and owners of Vacation Intervals at the resort. The Board hires an agent, delegating many of the rights and responsibilities of the homeowners' association to a management company, as described above, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repair and maintenance.

  Each Vacation Interval owner is required to pay the homeowners' association a share of all costs of maintaining the property. These charges can consist of an annual maintenance fee plus applicable real estate taxes (generally $300 to $700 per interval) and special assessments, assessed on an as-needed basis. If the owner does not pay such charges, the owner's use rights may be suspended and the homeowners' association may foreclose on the owner's Vacation Interval.

PARTICIPATION IN VACATION INTERVAL EXCHANGE NETWORKS

  The Company believes that its Vacation Intervals are made more attractive by the Company's participation in Vacation Interval exchange networks operated by RCI and Interval International with respect to the Royal Palm Beach Club. In a recent 1995 study sponsored by the Alliance for Timeshare Excellence and ARDA, the exchange opportunity was cited by purchasers of Vacation Intervals as one of the most significant factors in determining whether to purchase a Vacation Interval. Participation in RCI allows the Company's customers to exchange in a particular year their occupancy right in the unit in which they own a Vacation Interval for an occupancy right at the same time or a different time in another participating resort, based upon availability and the payment of a variable exchange fee. A member may exchange his Vacation Interval for an occupancy right in another participating resort by listing his Vacation Interval as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired and the period during which occupancy is desired. RCI assigns a rating to each listed Vacation Interval, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the Vacation Interval is available, and attempts to satisfy the exchange request by providing an occupancy right in another Vacation Interval with a similar rating. If RCI is unable to meet the member's initial request, it suggests alternative resorts based on availability.

  Founded in 1974, RCI has grown to be the world's largest Vacation Interval exchange organization, which has a total of more than 2,900 participating resort facilities and over 2.0 million members worldwide. During 1995 RCI processed over 1.5 million Vacation Interval exchanges. The cost of the annual membership fee in RCI, which typically is at the option and expense of the owner of the Vacation Interval, is $65 per year, plus an exchange fee of $89 and $119 for domestic and international exchanges, respectively. RCI has assigned high ratings to the Vacation Intervals in the Company's resort properties, and such Vacation Intervals have in the past been exchanged for Vacation Intervals at other highly-rated member resorts. During 1995, approximately 97% of all exchange requests were fulfilled by RCI, and approximately 58% of all exchange requests are confirmed on the day of the request. In November 1996, HFS Incorporated consummated the acquisition of RCI for cash and securities.

FUTURE ACQUISITIONS

  The Company intends to expand its timeshare business by acquiring or developing resorts located in attractive resort destinations, including Hawaii and California, and is in the process of evaluating strategic acquisitions in a variety of locations. Such future acquisition and development of resorts could have a substantial and material impact on the Company's operations and prospects. The Company currently is evaluating possible acquisitions of resorts and development opportunities, including opportunities located in Southern and Northern California, the Hawaiian islands of Hawaii, Maui and Oahu, the Caribbean, Mexico, the Western, Southwestern and Southeastern United States (including Florida, Arizona and Utah) and in various Westin resorts throughout North America. In addition, the Company has also explored the acquisition of and may consider acquiring existing management companies, timeshare developers and marketers, loan portfolios or other industry related operations or assets in the fragmented timeshare development, marketing, finance and management industry.

COMPETITION

  Although major lodging and hospitality companies such as Marriott, Disney, Hilton, Hyatt, Four Seasons and Inter-Continental, as well as Promus and Westin, have established or declared an intention to establish timeshare operations in the past decade, the industry remains largely unbranded and highly fragmented, with a vast majority of North America's approximately 2,000 timeshare resorts being owned and operated by smaller, regional companies. Of the Company's major brand name lodging company competitors, the Company believes, based on published industry data and reports, that Marriott currently sells Vacation Intervals at 10 resorts which it also owns and operates and directly competes with the Company's Poipu Point, Hilton Head Island and Orlando area resorts; Disney currently sells Vacation Intervals at three resorts which it also owns and operates and directly competes with the Company's Orlando area and Hilton Head Island resorts; Hilton currently sells Vacation Intervals at two resorts which it also owns and operates and directly competes with the Company's Orlando area resorts; Hyatt owns and operates one resort in Key West, Florida but does not directly compete in any of the Company's existing markets; Four Seasons currently is developing its first timeshare resort in Carlsbad, California but is not yet in sales of Vacation Intervals at any resorts; and Inter-Continental announced its entry into the timeshare market in 1996. Many of these entities possess significantly greater financial, marketing, personnel and other resources than those of the Company and may be able to grow at a more rapid rate as result.

  The Company also competes with companies with unbranded resorts such as Westgate, Vistana and Vacation Break, each of which competes with the Company's Orlando area resorts, Fairfield, which competes with the Company's Orlando area and Branson resorts and ILX Incorporated, which competes with the Company's Sedona, Arizona resorts. Under the terms of a recently announced exclusive five-year agreement, Promus and Vistana, Inc. will jointly acquire, develop and manage and market vacation ownership resorts in North America under Promus brand names. As part of the exclusive agreement, Promus and Vistana, Inc. will designate selected markets for development (which markets have yet to be announced). The Company has been identified by Promus as the only other licensee to whom Promus will license the Embassy Vacation Resort name. However, there can be no assurance that Promus will not grant other entities a license to develop Embassy Vacation Resorts or that Promus will not exercise its rights to terminate the Embassy Vacation Resort licenses. Additionally, Vacation Break announced in November 1996 that it had agreed to purchase the Berkley Group, another timeshare resort developer, for stock worth $225.8 million at the time of the announcement. The transaction will leave Berkley shareholders with control of the combined company. Vacation Break markets and finances time-sharing interests in Florida and Bahamas resorts, and the combined company will have resort properties in Virginia, Florida and the Bahamas. Both are based in Fort Lauderdale, Florida.

  In the event that the Westin Agreement becomes the subject of dispute between the parties thereto, it is possible that the Company's interest in pursuing acquisition and development opportunities at "four-star" and "five-star" resorts located in North America, Mexico and the Caribbean through May 2001 could be barred pending the final resolution of such dispute. Additionally, at the expiration or early termination of the Westin Agreement, Westin could become a direct competitor with the Company in the timeshare resort business, including in the markets most attractive to the Company. In addition, the Embassy Suites hotels owned or controlled by affiliates of the Company's founders may compete with certain of the Company's timeshare resorts; however, the Company anticipates that such Embassy Suites hotels could be a significant source of lead generation for its marketing activities. Subject to the covenants not to compete (as described herein), the Company's founders could acquire resort and other hotel properties that could compete with the Company's timeshare business.

  The Company believes, based on published industry data and reports, that its experience and exclusive focus on the timeshare industry, together with its portfolio of resorts located in a wide range of resort destinations and at a variety of price points, distinguish it from each of its competitors and that the Company is uniquely positioned for future growth.

GOVERNMENTAL REGULATION

  General. The Company's Vacation Interval marketing and sales are subject to extensive regulations by the federal government and the states and foreign jurisdictions in which its resort properties are located and in which Vacation Intervals are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject appears on the Truth-In-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Interstate and Land Sales Full Disclosure Act, Telephone Consumer Protection Act, Telemarketing and Consumer Fraud and Abuse Prevention Act, Fair Housing Act and the Civil Rights Act of 1964 and 1968. In addition, many states have adopted specific laws and regulations regarding the sale of interval ownerships programs. The laws of most states, including Florida, South Carolina and Hawaii require the Company to file with a designated state authority for its approval a detailed offering statement describing the Company and all material aspects of the project and sale of Vacation Intervals. The laws of California require the Company to file numerous documents and supporting information with the California Department of Real Estate, the agency responsible for the regulation of Vacation Intervals. When the California Department of Real Estate determines that a project has complied with California law, it will issue a public report for the project. The Company is required to deliver an offering statement or public report to all prospective purchaser of a Vacation Interval, together with certain additional information concerning the terms of the purchase. The laws of Illinois, Florida and Hawaii impose similar requirements. Laws in each state where the Company sells Vacation Intervals generally grant the purchaser of a

Vacation Interval the right to cancel a contract of purchase at any time within a period ranging from 3 to 15 calendar days following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by the Company. Most states have other laws which regulate the Company's activities such as real estate licensure; sellers of travel licensure; anti-fraud laws; telemarketing laws; price gift and sweepstakes laws; and labor laws. The Company believes that it is in material compliance with all federal, state, local and foreign laws and regulations to which it is currently or may be subject. However, no assurance can be given that the cost of qualifying under interval ownership regulations in all jurisdictions in which the Company desires to conduct sales will not be significant. Any failure to comply with applicable laws or regulations could have material adverse effect on the Company.

  In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property. Pursuant to such laws, future owners may recover from the Company amounts in connection with the repairs made to the developed property.

  Environmental Matters. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at such disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. In connection with its ownership and operation of its properties, the Company may be potentially liable for such costs.

  Certain Federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners and operation of real properties for personal injury associated with ACMs. In connection with its ownership and operation of its properties, the Company may be potentially liable for such costs.

  In addition, recent studies have linked radon, a naturally-occurring substance, to increased risks of lung cancer. While there are currently no state or federal requirements regarding the monitoring for, presence of, or exposure to, radon in indoor air, the EPA and the Surgeon General recommend testing residences for the presence of radon in indoor air, and the EPA further recommends that concentrations of radon in indoor air be limited to less than 4 picocuries per liter of air (Pci/L) (the "Recommended Action Level"). The presence of radon in concentrations equal to or greater than the Recommended Action Level in one or more of the Company's properties may adversely affect the Company's ability to sell Vacation Intervals at such properties and the market value of such property. Recently-enacted federal legislation will eventually require the Company to disclose to potential purchasers of Vacation Intervals at the Company's resorts that were constructed prior to 1978 any known lead-paint hazards and will impose treble damages for failure to so notify.

  Electric transmission lines are located in the vicinity of the Company's properties. Electric transmission lines are one of many sources of electro-magnetic fields ("EMFs") to which people may be exposed. Research into potential health impacts associated with exposure to EMFs has produced inconclusive results. Notwithstanding the lack of conclusive scientific evidence, some states now regulate the strength of electric and magnetic fields emanating from electric transmission lines, while others have required transmission facilities to measure for levels of EMFs. In addition, the Company understands that lawsuits have, on occasion, been filed (primarily against electric utilities) alleging personal injuries resulting from exposure as well as fear of adverse health effect. In addition, fear of adverse held effects from transmission lines has been a factor considered in determining property values in obtaining financing and in condemnation proceedings in eminent domain brought by power companies seeking to construct transmission lines. Therefore, there is a potential for the value of a property to be adversely affected as a result of its proximity to a transmission line and for the Company to be exposed to damage claims by person exposed to EMFs.

  The Company has conducted Phase I assessments at each of its Existing Resorts in order to identify potential environmental concerns. These Phase I assessments have been carried out in accordance with accepted industry practices and consisted of non-invasive investigations of environmental conditions at the properties, including a preliminary investigation of the sites and identification of publicly known conditions concerning properties in the vicinity of the sites, physical site inspections, review of aerial photographs and relevant governmental records where readily available, interviews and knowledgeable parties, investigation for the presence of above ground and underground storage tanks presently or formerly at the sites, a visual inspection of potential lead-based paint and suspect friable ACMs where appropriate, a radon survey, and the preparation and issuance of written reports.

  The Company's assessments of its properties have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such material environmental liability. Nevertheless, it is possible that the Company's assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. The Company does not believe that compliance with applicable environmental laws or regulations will have a material adverse effect on the Company or its financial condition or results of operations.

  In connection with the acquisition and development of the Embassy Vacation Resort Lake Tahoe and the San Luis Bay Resort, the Company's environmental consultant has identified several areas of environmental concern. The areas of concern at the Embassy Vacation Resort Lake Tahoe relate to possible contamination that originated on the resort site due to prior uses and to contamination that may migrate onto the resort site from upgradient sources. California regulatory agencies have been monitoring the resort site and have required or is in the process of requiring the responsible parties (presently excluding the Company) to effect remediation action. The Company has been indemnified by certain of the responsible parties for certain costs and expenses in connection with contamination at the Embassy Vacation Resort Lake Tahoe (including Chevron (USA), Inc.) and does not anticipate incurring material costs in connection therewith, however, there is no assurance that the indemnitor(s) will meet their obligations in a complete and timely manner. In addition, the Company's San Luis Bay Resort is located in an area of Avila Beach, California which has experienced underground contamination resulting from leaking pipes at a nearby oil refinery. California regulatory agencies have required the installation of groundwater monitoring wells on the beach near the resort site, and no demand or claim in connection with such contamination has been made on the Company, however, there is no assurance that claims will not be asserted against the Company with respect to this environmental condition.

  The Company believes that its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances. Except as described above with respect to the Embassy Vacation Resort Lake Tahoe and the San Luis Bay Resort, the Company has not been notified by any governmental authority or any third party, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its present properties.

  Other Regulations. Under various state and federal laws governing housing and places of public accommodation the Company is required to meet certain requirements related to access and use by disabled persons. Many of these requirements did not take effect until after January 1, 1991. Although management of the Company believes that its facilities are substantially in compliance with present requirements of such laws, and the Company may incur additional costs of compliance. Additional legislation may impose further burdens or restriction on owners with respect to access by disabled persons. The ultimate amount of the cost of compliance with such legislation is not currently ascertainable, and, while such costs are not expected to have a material effect on the Company, such costs could be substantial. Limitations or restrictions on the completion of certain renovations may limit application of the Company's growth strategy in certain instances or reduce profit margins on the Company's operations.

EMPLOYEES

  As of December 31, 1996, the Company employed approximately 650 full-time employees. The Company believes that its employee relations are good. Except for certain employees located in the St. Maarten, Netherlands Antilles properties, none of the Company's employees is represented by a labor union. The Company sells Vacation Intervals at its resorts through 376 independent sales agents. Such independent sales agents provide services to the Company under contract and are not employees of the Company.

  As of December 31, 1996, AVCOM had approximately 430 full-time employees. AVCOM's employees are not represented by a labor union and AVCOM has no knowledge of any current organization activities. AVCOM has never suffered a work stoppage and considers its relations with employees to be good. Additionally, AVCOM primarily utilizes independent contractors as its sales representatives. As of December 31, 1996, AVCOM engaged approximately 190 independent contractors in this capacity.

INSURANCE

  The Company carries comprehensive liability, fire, hurricane, storm, earthquake and business interruption insurance with respect to the Company's resorts, with policy specifications, insured limits and deductibles customarily carried for similar properties which the Company believes are adequate. In September 1995 and July 1996, the Company's St. Maarten resorts were damaged by a hurricane. With respect to such September 1995 damage, the Company has recovered amounts from its insurance carriers sufficient to cover 100% of the property damage losses and is in the process of recovering amounts for business interruption. The Company has agreed to provide approximately 2,700 replacement weeks to owners who were unable to use their Vacation Interval as a result of such September 1995 hurricane. Such provision of replacement Vacation Intervals will have the short term effect of reducing the number of Vacation Intervals available for sale or alternative rental as hotel rooms at the St. Maarten resorts. Additionally, the St. Maarten resorts sustained relatively minor damage in 1996 as the result of Hurricane Bertha; management estimates that such damage is approximately $100,000, which is less than the applicable insurance deductibles and, accordingly, the expense to repair the damage will be borne by the Company. There are, however, certain types of losses (such as losses arising from acts of war) that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a resort, as well as the anticipated future revenues from such resort and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on the Company.

TRADEMARKS AND COMPANY NAME

  While the Company owns and controls a number of trade secrets, confidential information, trademarks, trade names, copyrights and other intellectual property rights which, in the aggregate, are of material importance to its business, it is believed that the Company's business, as a whole, is not materially dependent upon any one intellectual property or related group of such properties. The Company is licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by the Company.

  The Company is considering a proposal to change its corporate name.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of the following important factors discussed below, as well as other factors set forth herein, have been discussed in the Company's prior filings with the Securities and Exchange Commission (the "Commission").

  The Company wishes to caution readers that the following important factors, as well as other factors set forth herein, among others, could in the future cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

ACQUISITION STRATEGY AND RISKS RELATED TO RAPID GROWTH

  A principal component of the Company's strategy is to continue to grow by acquiring additional resorts. The Company's future growth and financial success will depend upon a number of factors, including its ability to identify attractive resort acquisition opportunities, consummate the acquisitions of such resorts on favorable terms, convert such resorts to use as timeshare resorts and profitably sell Vacation Intervals at such resorts. There can be no assurance that the Company will be successful with respect to such factors. The Company's ability to execute its growth strategy depends to a significant degree on the existence of attractive resort acquisition opportunities (which, in the past, have included completed or nearly completed resort properties), its ability both to consummate acquisitions on favorable terms and to obtain additional debt and equity capital and to fund such acquisitions and any necessary conversion and marketing expenditures. Currently, there are numerous potential buyers of resort real estate which are better capitalized than the Company competing to acquire resort properties which the Company may consider attractive resort acquisition opportunities. There can be no assurance that the Company will be able to compete against such other buyers successfully or that the Company will be successful in consummating any such future financing transactions or equity offerings on terms favorable to the Company. The Company's ability to obtain and repay any indebtedness at maturity may depend on refinancing, which could be adversely affected if the Company cannot effect the sale of additional debt or equity through public offerings or private placements on terms favorable to the Company. Factors which could affect the Company's access to the capital markets, or the cost of such capital, include changes in interest rates, general economic conditions, the perception in the capital markets of the timeshare industry and the Company's business, results of operations, leverage, financial condition and business prospects.

  In addition, an important part of the Company's growth strategy is to acquire and develop additional Embassy Vacation Resorts and Westin Vacation Club resorts. Westin has not previously been active in the timeshare market and may not devote the corporate resources to such projects at levels which will make the projects successful. Moreover, there can be no assurance that Promus will elect to continue licensing the Embassy Vacation Resort name to the Company with respect to possible future resorts. Under the terms of a recently-announced exclusive five-year agreement, Promus and Vistana, Inc. will jointly acquire, develop, manage and market vacation ownership resorts in North America under Promus brand names. As part of the exclusive agreement, Promus and Vistana, Inc. will designate selected markets for development (which markets have yet to be announced). The Company has been identified by Promus as the only other licensee to whom Promus will license the Embassy Vacation Resort name. However, there can be no assurance that Promus will not grant other entities a license to develop Embassy Vacation Resorts or that Promus will not exercise its rights to terminate the Embassy Vacation Resort licensees.

RISKS RELATED TO THE MERGER

  Uncertainty as to Future Financial Results. The Company believes that the Merger with AVCOM offers opportunities for long-term efficiencies in operations that should positively affect future results of the combined operations of the Company and AVCOM. However, the Merger may adversely affect the Company's financial performance in 1997 and future years until such time as the Company is able to realize the positive effect of such long-term efficiencies. In addition, the combined companies are more complex and diverse than the Company prior to the Merger, and the combination and continued operation of their distinct business operations present difficult challenges for the Company's management due to the increased time and resources required in the management effort. While management and the Board of Directors of the Company believe that the combination can be effected in a manner which will realize the value of the two companies, management has no experience in combinations of this size.

  In order to maintain and increase profitability, the combined companies will need to successfully integrate and streamline overlapping functions. There can be no assurance that integration will be successfully accomplished. The difficulties of such integration may be increased by the necessity of coordinating geographically separate organizations. The integration of certain operations following the Merger will require the dedication of management resources which may temporarily distract attention from the day-to-day business of the combined companies. Failure to effectively accomplish the integration of the two companies' operations could have an adverse effect on the Company's results of operations and financial condition.

  Merger and Related Expenses. Transaction costs relating to the negotiation of, preparation for, and consummation of the Merger and the anticipated combination of certain operations of the Company and AVCOM will result in a one-time charge to the Company's earnings of $1.6 million in the first quarter of 1997. This charge will include the fees and expenses payable to financial advisors, legal fees and other transaction expenses related to the Merger. In addition, there can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the Merger and the integration of the Company's and AVCOM's operations. Additionally, transaction costs relating to the consummation of the Merger and the anticipated combination of operations of the Company and AVCOM, along with changes in AVCOM's accounting policies to conform to the Company's and the write-down and write-off of certain AVCOM assets, resulted in a one-time charge to AVCOM's earnings in 1996 of approximately $13.6 million. This charge includes the estimated costs associated with workforce reductions, contractual payment obligations and other restructuring activities.

  Accounting Treatment. The Merger is expected to be accounted for by the pooling-of-interests method of accounting. Under this method of accounting, the recorded assets and liabilities of the Company and AVCOM will be carried forward at their book values to the Company, income of the Company will include the income (or loss) of the Company and AVCOM for the entire fiscal year in which the Merger occurred, and the reported income of the Company and AVCOM for prior periods will be combined and restated as income of the Company. Although the Company received an opinion from its independent public accountants that the Merger will qualify for a pooling-of-interests accounting treatment, opinions of accountants are not binding upon the Commission, and there can be no assurance that the Commission will not successfully assert a contrary position. In such case, the purchase method of accounting would be applicable. Under the purchase method, the book value of AVCOM's assets would be increased to their fair values, which could result in higher costs of sales, thereby adversely affecting the Company's earnings. Additionally, the excess of the purchase price over the fair value of AVCOM's assets would be amortized and expensed, which could also adversely affect the Company's earnings.

VARIABILITY OF QUARTERLY RESULTS; POSSIBLE VOLATILITY OF STOCK PRICE

  The Company's earnings may be impacted by the timing of the completion and development of future resorts, and the potential impact of weather or other natural disasters at the Company's resort locations (e.g., hurricanes in Hawaii, St. Maarten and St. John and earthquakes in California). Furthermore, the Company has historically experienced and expects to continue to experience seasonal fluctuations in its gross revenues and net income from the sale of Vacation Intervals. This seasonality may cause significant variations in quarterly operating results. If sales of Vacation Intervals are below seasonal norms during a particular period, the Company's annual operating results could be materially adversely affected. In addition, the combination of (i) the possible delay in generating revenue after the acquisition by the Company of additional resorts prior to the commencement of Vacation Interval sales and
(ii) the expenses associated with start-up unit or room-rental operations, interest expense, amortization and depreciation expenses from such acquisitions may materially adversely impact earnings.

  Due to the foregoing and other factors, the Company believes that its quarterly and annual revenues, expenses and operating results could vary significantly in the future and that period-to-period comparisons should not be relied upon as indications of future performance. Because of the above factors, it is possible that the Company's operating results will be below the expectations of stock market analysts and investors, which could have a severe adverse effect on the market value of the Company's Common Stock. Furthermore, the market price for the Common Stock has been subject to significant fluctuations. Numerous factors, including announcements of fluctuations in the Company's or its competitors' operating results and market conditions for hospitality and timeshare industry stocks in general, could have a significant impact on the future price of the Common Stock. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of the Common Stock.

RISKS OF DEVELOPMENT AND CONSTRUCTION ACTIVITIES

  The Company intends to actively continue development, construction, redevelopment/conversion and expansion of timeshare resorts. There can be no assurance that the Company will complete development, expansion and/or conversion of its resorts currently under development or expansion, undertake the additional expansion plans set forth herein or undertake to develop other resorts or complete such development if undertaken. Risks associated with the Company's development, construction and redevelopment/conversion activities, and expansion activities may include the risks that: acquisition and/or development opportunities may be abandoned; construction costs of a property may exceed original estimates, possibly making the resort uneconomical or unprofitable; sales of Vacation Intervals at a newly completed property may not be sufficient to make the property profitable; financing may not be available on favorable terms for development of, or the continued sales of Vacation Intervals at, a property; and construction may not be completed on schedule, resulting in decreased revenues and increased interest expense. In addition, the Company's construction activities typically are performed by third-party contractors, the timing, quality and completion of which cannot be controlled by the Company. Nevertheless, construction claims may be asserted against the Company for construction defects and such claims may give rise to liabilities. New development activities, regardless of whether or not they are ultimately successful, typically require a substantial portion of management's time and attention. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, the ability of the Company to coordinate construction activities with the process of obtaining such permits and authorizations, and the ability of the Company to obtain the financing necessary to complete the necessary acquisition, construction, and/or conversion work. The Company currently does not have the financing available to complete all of its planned expansion of the Existing Resorts and All Seasons Resorts. The ability of the Company to expand its business to include new resorts will in part depend upon the availability of suitable properties at reasonable prices and the availability of financing for the acquisition and development of such properties. In addition, certain states and local laws may impose liability on property developers with respect to construction defects, discovered or repairs made by future owners of such property. Pursuant to such laws, future owners may recover from the Company amounts in connection with any repairs made to the developed property.

RISKS OF THE ST. JOHN ACQUISITION

  Although the Company and Westin have announced the signing of definitive agreements for the acquisition of the St. John Villas and the St. John Hotel, the closing of such acquisition is subject to the timely satisfaction of certain conditions, including the execution by the Company and Westin of mutually satisfactory agreements relating to the operation of the St. John Villas. Although the Company expects such acquisition to be consummated during April of 1997 and sales of Vacation Intervals to begin at the resort by the fourth quarter of 1997, there can be no assurance that such acquisition and commencement of timeshare sales will be consummated in such time period, if at all. In the event that the closing of the St. John acquisition or the commencement of timeshare sales is materially delayed or does not occur, the Company could incur additional transaction and start-up costs, which may result in an adverse effect on the results of the Company in 1997 or in future years.

RISK OF INCREASING LEVERAGE; RESTRICTIVE COVENANTS

  The Company will have significant interest expense and principal repayment obligations under its indebtedness. Future development by the Company at its resorts will be financed with indebtedness obtained pursuant to the Company's existing credit facilities or credit facilities obtained by the Company in the future. The agreements with respect to such facilities do contain or in the future could contain restrictive covenants, possibly including covenants limiting capital expenditures, incurrence of debt and sales of assets and requiring the Company to achieve certain financial ratios, some of which could become more restrictive over time. Subsequent acquisition activities will be financed primarily by new financing arrangements. Certain of the Company's indebtedness will be secured by mortgages on the Company's resort properties as well as other assets of the Company. Among other consequences, the leverage of the Company and such restrictive covenants and other terms of the Company's debt instruments could impair the Company's ability to obtain additional financing in the future, to make acquisitions and to take advantage of significant business opportunities that may arise. In addition, the Company's leverage may increase its vulnerability to adverse general economic and timeshare industry conditions and to increased competitive pressures.

RISKS ASSOCIATED WITH PARTNERSHIP INVESTMENT IN THE POIPU PARTNERSHIP

  The Embassy Vacation Resort Poipu Point is owned by the Poipu Partnership (as defined), which consists of the Company and a third party. Property ownership through a partnership involves additional risks, including requirements of partner consents for major decisions (including approval of budgets), capital contributions and entry into material agreements. If the Company and its partner are unable to agree on major decisions, either partner may elect to invoke a buy/sell right, which could require the Company to either sell its interest in the Embassy Vacation Resort Poipu Point or to buy out the interest of its partner at a time when the Company is not prepared to do so. In addition, under certain circumstances, the other partner can require the Company to purchase such partner's interest or sell its interest to the partner. If a dispute arises under this partnership, an adverse resolution could have a material adverse effect on the operations of the Company. In addition, as a general partner, the Company will be subject to certain fiduciary obligations which may obligate it to act in a manner which is not necessarily in the best interest of the Company. The Company may elect to purchase interests in future resorts through similar partnership arrangements.

LIMITED OPERATING HISTORY

  The Company was formed in May 1996. Although predecessors of the Company have operating history in the timeshare and hospitality industries, the Company has limited operating history as an integrated entity and limited experience operating as a public company, which could have an adverse impact on the Company's operations and future profitability. The Company has chosen to conduct its management operations (i) in two locations in California primarily with respect to acquisition, development and finance, (ii) in Chicago, Illinois with respect to marketing, (iii) in Orlando, Florida primarily with respect to sales, accounting and property management operations and (iv) in Sedona, Arizona, primarily with respect to sales, marketing, accounting and property management of the All Seasons Resorts. However, as the Company grows and diversifies into additional geographic markets, no assurance can be given as to management's ability to efficiently manage operations and control functions without a centrally located management team.

GENERAL ECONOMIC CONDITIONS; CONCENTRATION IN TIMESHARE INDUSTRY; GEOGRAPHIC CONCENTRATION OF INVESTMENTS

  Any downturn in economic conditions or any price increases (e.g., airfares) related to the travel and tourism industry could depress discretionary consumer spending and have a material adverse effect on the Company's business. Any such economic conditions, including recession, may also adversely affect the future availability of attractive financing rates for the Company or its customers and may materially adversely affect the Company's business. Furthermore, adverse changes in general economic conditions may adversely affect the collectibility of the Company's loans to Vacation Interval buyers. Because the Company's operations are conducted solely within the timeshare industry, any adverse changes affecting the timeshare industry such as an oversupply of timeshare units, a reduction in demand for timeshare units, changes in travel and vacation patterns, changes in governmental regulations of the timeshare industry and increases in construction costs or taxes, as well as negative publicity for the timeshare industry, could have a material adverse effect on the Company's operations. Additionally, two of the nine Existing Resorts are located in each of California, Florida and St. Maarten, and six of the 10 All Seasons Resorts are located in Arizona and three are located in California. The concentration of the Company's investments in California, Florida, the Caribbean and Arizona could result in adverse events or conditions which affect those areas in particular, such as economic recessions and natural disasters, having a more significant negative effect on the operations of the Company's resorts, than if the Company's investments were more geographically diverse.

RISKS ASSOCIATED WITH CUSTOMER FINANCING

  The Company offers financing to the buyers of Vacation Intervals at the Company's resorts who make a down payment generally equal to at least 10% of the purchase price. This financing generally bears interest at fixed rates and is collateralized by a first mortgage on the underlying Vacation Interval. The Company has entered into agreements with lenders for the financing of these customer receivables. These agreements provide an aggregate of up to approximately $175 million of available financing to the Company bearing interest at variable rates tied to either the prime rate or LIBOR, of which the Company as of December 31, 1996, has approximately $105 million of additional borrowing availability. Under these arrangements, the Company pledges as security promissory notes to these lenders, who typically lend the Company 85% to 90% of the principal amount of such notes. Payments under these promissory notes are made by the buyer/borrowers directly to a payment processing center and such payments are credited against the Company's outstanding balance with the respective lenders. The Company does not presently have binding agreements to extend the terms of such existing financing or for any replacement financing upon the expiration of such funding commitments (which have varying borrowing periods ranging from 18 to 20 months after the initial commitment date), and there can be no assurance that alternative or additional arrangements can be made on terms that are satisfactory to the Company. Accordingly, future sales of Vacation Intervals may be limited by both the availability of funds to finance the initial negative cash flow that results from sales that are financed by the Company and by reduced demand which may result if the Company is unable to provide financing through unaffiliated lenders to buyers of Vacation Intervals. If the Company is required to sell its customer receivables to lenders, discounts from the face value of such receivables may be required by such lenders, if lenders are available at all. The Company has historically derived income from its financing activities. However, because the Company's borrowings bear interest at variable rates and the Company's loans to buyers of Vacation Intervals bear interest at fixed rates, the Company bears the risk of increases in interest rates with respect to the loans it has from its lenders. To the extent interest rates on the Company's borrowings decrease, the Company faces an increased risk that customers will pre-pay their loans and reduce the Company's income from financing activities.

RISKS OF HEDGING ACTIVITIES

  To manage risks associated with the Company's borrowings bearing interest at variable rates, the Company expects from time to time to purchase interest rate caps, interest rate swaps or similar instruments. The nature and quantity of the hedging transactions for the variable rate debt will be determined by the management of the Company based on various factors, including market conditions, and there have been no limitations placed on management's use of certain instruments in such hedging transactions. No assurance can be given that any such hedging transactions will offset the risks of changes in interest rates, or that the costs associated with hedging activities will not increase the Company's operating costs.

RISKS ASSOCIATED WITH CUSTOMER DEFAULT

  The Company bears the risk of defaults by buyers who financed the purchase of their Vacation Intervals. If a buyer of a Vacation Interval defaults on the loan made by the Company to finance the purchase of such Vacation Interval during the early part of the repayment schedule the Company generally must take back the mortgage with respect to such Vacation Interval and replace it with a performing mortgage. In connection with the Company taking back any such Vacation Interval, the associated marketing costs other than certain sales commissions will not have been recovered by the Company and they must be incurred again after their Vacation Interval has been returned to the Company's inventory for resale (commissions paid in connection with the sale of Vacation Intervals may be recoverable from the Company's sales personnel and from independent contractors upon default in accordance with contractual arrangements with the Company, depending upon the amount of time that has elapsed between the sale and the default and the number of payments made prior to such default). Although private mortgage insurance or its equivalent is available to cover Vacation Intervals, the Company has never purchased such insurance. In addition, although the Company in many cases may have recourse against Vacation Interval buyers, sales personnel and independent contractors for the purchase price paid and for commissions paid, respectively, no assurance can be given that the Vacation Interval purchase price or any commissions will be fully or partially recovered in the event of buyer defaults under such financing arrangements. The Company purchased defaulted mortgage notes with respect to 900 Vacation Intervals at the San Luis Bay Resort on which the Company is in the process of foreclosing. The Company will be subject to the costs and delays associated with such foreclosure process and no assurance can be given that the value of the underlying Vacation Intervals being foreclosed upon at the time of resale will exceed the purchase price of the defaulted loans, taking into consideration the costs of foreclosure and resale. Similarly, in March 1996, AVCOM purchased defaulted mortgage notes with respect to 1,057 Vacation Intervals at the Tahoe Seasons Resort on which AVCOM was in the process of foreclosing. The Company continues to be subject to the costs and delays associated with such foreclosure process and no assurance can be given that the value of the underlying Vacation Intervals being foreclosed upon at the time of resale will exceed the purchase price of the defaulted loans, taking into consideration the costs of foreclosure and resale.

COMPETITION

  The Company is subject to significant competition at each of its resorts from other entities engaged in the business of resort development, sales and operation, including interval ownership, condominiums, hotels and motels. Many of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell Vacation Intervals in resort properties. Although the Company recently obtained the exclusive development rights to Westin Vacation Clubs from Westin pursuant to the Westin Agreement, other major companies that now operate or are developing or planning to develop Vacation Interval resorts include Marriott, Disney, Hilton, Hyatt, Four Seasons and Inter-Continental. Many of these entities possess significantly greater financial, marketing, personnel and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result.


  The Company also competes with companies with non-branded resorts such as Westgate, Vistana, Inc., ILX Incorporated and Vacation Break. Under the terms of a recently announced exclusive five-year agreement, Promus and Vistana, Inc. will jointly acquire, develop and manage and market vacation ownership resorts in North America under Promus brand names. As part of the exclusive agreement, Promus and Vistana, Inc. will designate selected markets for development (which markets have yet to be announced). The Company has been identified by Promus as the only other licensee to whom Promus will license the Embassy Vacation Resort name. However, there can be no assurance that Promus will not grant other entities a license to develop Embassy Vacation Resorts or that Promus will not exercise its rights to terminate the Embassy Vacation Resort licenses. Additionally, Vacation Break announced in November 1996 that it had agreed to purchase the Berkley Group, another timeshare resort developer, and following consummation of Vacation Breaks' acquisition of the Berkley Group, such entity will possess greater resources as a consolidated entity.

  In the event that the Westin Agreement becomes the subject of dispute between the parties thereto, it is possible that the Company's interest in pursuing acquisition and development opportunities at "four-star" and "five-star" resorts located in North America, Mexico and the Caribbean through May 2001 could be barred pending the final resolution of such dispute. Additionally, at the expiration or early termination of the Westin Agreement, Westin could become a direct competitor with the Company in the timeshare resort business, including in the markets most attractive to the Company.

DEPENDENCE ON VACATION INTERVAL EXCHANGE NETWORKS; RISK OF INABILITY TO QUALIFY RESORTS

  The attractiveness of Vacation Interval ownership is enhanced significantly by the availability of exchange certain networks that allow Vacation Interval owners to exchange in a particular year the occupancy right in their Vacation Interval for an occupancy right in another participating network resort. According to the ARDA, the ability to exchange Vacation Intervals was cited by buyers as a primary reason for purchasing a Vacation Interval. Several companies, including RCI, provide broad-based Vacation Interval exchange services, and the Company's Existing Resorts are currently qualified for participation in the RCI exchange network. In November 1996, HFS Incorporated consummated its acquisition of RCI.

  No assurance can be given that the Company will continue to be able to qualify the Existing Resorts or the All Seasons Resorts, or will be able to qualify its future resorts, for participation in the RCI network or any other exchange network. RCI is under no obligation to include the Existing Resorts or the All Seasons Resorts in its exchange network. If such exchange networks cease to function effectively, or if the Company's resorts are not accepted as exchanges for other desirable resorts, the Company's sales of Vacation Intervals could be materially adversely effected.

DEPENDENCE ON KEY PERSONNEL

  The Company's success depends to a large extent upon the experience and abilities of Messrs. Kaneko, Gessow and Kenninger, who serve as the Company's Chief Executive Officer, President, and Chief Operating Officer, respectively, as well as the abilities of James E. Noyes and Michael A. Depatie, the Company's Executive Vice President, and Executive Vice President and Chief Financial Officer, respectively. The loss of the services of any one of these individuals could have a material adverse effect on the Company, its operations and its business prospects. The Company's success is also dependent upon its ability to attract and maintain qualified development, acquisition, marketing, management, administrative and sales personnel for which there is keen competition among the Company's competitors. In addition, the cost of retaining such key personnel could escalate over time. There can be no assurance that the Company will be successful in attracting and/or retaining such personnel.

  Pursuant to the Poipu Partnership Agreement, the Company may be removed as managing general partner if, under certain circumstances, two of the three Company founders (Osamu Kaneko, Andrew J. Gessow and Steven C. Kenninger) are no longer officers of the Company. In addition, the Poipu Partnership Agreement provides that certain of the Company's founders will be actively involved in the management of the Embassy Vacation Resort Poipu Point.

REGULATION OF MARKETING AND SALES OF VACATION INTERVALS; OTHER LAWS

  The Company's marketing and sales of Vacation Intervals and other operations are subject to extensive regulation by the federal government and the states and foreign jurisdictions in which the Existing Resorts are located and in which Vacation Intervals are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject appears in the Truth-in-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, Telephone Consumer Protection Act, Telemarketing and Consumer Fraud and Abuse Prevention Act, Fair Housing Act and the Civil Rights Acts of 1964 and 1968. In addition, many states have adopted specific laws and regulations regarding the sale of interval ownership programs. The laws of most states, including Florida, South Carolina and Hawaii, require the Company to file with a designated state authority for its approval a detailed offering statement describing the Company and all material aspects of the project and sale of Vacation Intervals. The laws of California and Arizona require the Company to file numerous documents and supporting information with their respective Departments of Real Estate, the agencies responsible for the regulation of Vacation Intervals. When such Departments determine that a project has complied with applicable law, they will issue a public report for the project. The Company is required to deliver an offering statement or public report to all prospective purchasers of a Vacation Interval, together with certain additional information concerning the terms of the purchase. The laws of Illinois, Florida, Hawaii and Texas impose similar requirements. Laws in each state where the Company sells Vacation Intervals generally grant the purchaser of a Vacation Interval the right to cancel a contract of purchase at any time within a period ranging from three to fifteen calendar days following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by the Company. Most states have other laws which regulate the Company's activities, such as real estate licensure; seller's of travel licensure; anti-fraud laws; telemarketing laws; price, gift and sweepstakes laws; and labor laws. The Company believes that it is in material compliance with all federal, state, local and foreign laws and regulations to which it is currently subject. However, no assurance can be given that the cost of qualifying under Vacation Interval ownership regulations in all jurisdictions in which the Company desires to conduct sales will not be significant or that the Company is in fact in compliance with all applicable federal, state, local and foreign laws and regulations. Any failure to comply with applicable laws or regulations could have a material adverse effect on the Company.

  In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property. Pursuant to such laws, future owners may recover from the Company amounts in connection with the repairs made to the developed property.

  In connection with the All Seasons Resorts acquired in the Merger, the California Department of Real Estate had conducted an audit with respect to AVCOM's prior timeshare operations at the Tahoe Beach & Ski Club and had informed AVCOM of several discrepancies it claimed to have discovered during such audit. AVCOM had responded to the Department of Real Estate's request for additional information and disputed the claimed discrepancies. The final results of the audit are pending.

POSSIBLE ENVIRONMENTAL LIABILITIES

  Under various federal, state and local laws, ordinances and regulations, the owner of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or lease a property or to borrow using such real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health or safety requirements may result in the need to cease or alter operations at a property.

  Phase I environmental reports (which typically involve inspection without soil sampling or ground water analysis) have been prepared by independent environmental consultants for each Existing Resort and for each All Seasons Resort. In connection with the acquisition and development of the Embassy Vacation Resort Lake Tahoe and the San Luis Bay Resort, the independent environmental consultants have identified several areas of environmental concern. The areas of concern at the Embassy Vacation Resort Lake Tahoe relate to possible soil and water contamination that originated on the resort site due to prior uses and to contamination that may migrate onto the resort site from upgradient sources. California regulatory agencies have been monitoring the resort site and have required or are in the process of requiring the responsible parties (presently excluding the Company) to effect remediation action. The Company has been indemnified by certain of such responsible parties for certain costs and expenses in connection with contamination at the Embassy Vacation Resort Lake Tahoe (including Chevron (USA), Inc.) and does not anticipate incurring material costs in connection therewith; however, there is no assurance that the indemnitor(s) will meet their obligations in a complete and timely manner. In addition, the Company's San Luis Bay Resort is located in an area of Avila Beach, California which has experienced underground contamination resulting from leaking pipes at a nearby oil refinery. California regulatory agencies have required the installation of groundwater monitoring wells on the beach near the resort site, and no demand or claim in connection with such contamination has been made on the Company, however, there is no assurance that claims will not be asserted against the Company with respect to this environmental condition. In addition, while remodeling the Carson Building at the Tahoe Beach & Ski Club, AVCOM's contractor informed AVCOM of the possible presence of asbestos containing materials. AVCOM has given governmental and private notification to various agencies and persons whom AVCOM determined, after consulting with counsel, should receive notice. Civil and criminal penalties could be assessed in this matter, however, it is the present belief of the Company, after conferring with counsel, that such penalties are unlikely. Civil liability for personal injury is also possible, but the Company's consultants do not believe that the asbestos posed a substantial health hazard and that the environmental concern has been remediated. The total additional cost to AVCOM for the asbestos remediation, including all professional fees, was $325,000.

  With the exception of the above mentioned resorts, the Company is not aware of any environmental liability that would have a material adverse effect on the Company's business, assets or results of operations. No assurance, however, can be given that these reports reveal all environmental liabilities or that no prior owner created any material environmental condition not known to the Company.

  Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not relieve an owner of such liability. Thus, the Company may have liability with respect to properties previously sold by its predecessors.

  The Company believes that it is in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and, except as described above with respect to the Embassy Vacation Resort Lake Tahoe and the San Luis Bay Resort, the Company has not been notified by any governmental authority or third party of any non-compliance, liability or other claim in connection with any of its present or former properties.

COSTS OF COMPLIANCE WITH LAWS GOVERNING ASSESSIBILITY OF FACILITIES TO DISABLED PERSONS

  A number of state and federal laws, including the Fair Housing Act and the Americans with Disabilities Act (the "ADA"), impose requirements related to access and use by disabled persons on a variety of public accommodations and facilities. These requirements did not become effective until after January 1, 1991. Although the Company believes that its Existing Resorts and the All Seasons Resorts are substantially in compliance with laws governing the accessibility of its facilities to disabled persons, a determination that the Company is not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. The Company is likely to incur additional costs of complying with the ADA; however, such costs are not expected to have a material adverse effect on the Company's results of operations or financial condition. Additional legislation may impose further burdens or restrictions on property owners (including homeowner associations at the Existing Resorts and the All Seasons Resorts) with respect to access by disabled persons. The ultimate amount of the cost of compliance with such legislation is not currently ascertainable, and, while such costs are not expected to have a material effect on the Company, such costs could be substantial. Limitations or restrictions on the completion of certain renovations may limit application of the Company's growth strategy in certain instances or reduce profit margins on the Company's operations. If a homeowners' association at a resort was required to make significant improvements as a result of non-compliance with the ADA, Vacation Interval owners may default on their mortgages and/or cease making required homeowners' association assessment payments. The Company is not aware of any non-compliance with the ADA, the Fair Housing Act or similar laws that management believes would have a material adverse effect on the Company's business, assets or results of operations.

NATURAL DISASTERS; UNINSURED LOSS

  In 1992, prior to the Company's purchase of an interest in the Embassy Vacation Resort Poipu Point, the resort was substantially destroyed by Hurricane Iniki. The resort was rebuilt with insurance proceeds before the Company acquired its interest in the resort, but could suffer similar damage in the future. In September 1995 and July 1996, the Company's St. Maarten resorts were damaged by hurricanes and could suffer similar damage in the future. In addition, the Company's other resorts which are or will be located in Hawaii, Florida and the Caribbean (including the recently-announced St. John resort which was damaged by Hurricane Marilyn in 1995) may be subject to hurricanes and damaged as a result thereof. The Company's resorts located in California and Hawaii may be subject to damage resulting from earthquakes. There are certain types of losses (such as losses arising from acts of war) that are not generally insured because they are either uninsurable or not economically insurable and for which the Company does not have insurance coverage. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a resort, as well as the anticipated future revenues from such resort and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on the Company.

EFFECTIVE VOTING CONTROL BY EXISTING STOCKHOLDERS; WESTIN DIRECTOR DESIGNATION

  The Company's founders hold substantial amounts of shares of Common Stock (Messrs. Kaneko, Gessow and Kenninger hold 13.4%, 15.4% and 6.9%, respectively, as of the date hereof, but without giving effect to the possible future conversion of the Convertible Notes) which may allow them, collectively, to exert substantial influence over the election of directors and the management and affairs of the Company. Accordingly, if such persons vote their shares of Common Stock in the same manner, they may have sufficient voting power to determine the outcome of various matters submitted to the stockholders for approval, including mergers, consolidations and the sale of substantially all of the Company's assets. Pursuant to the Westin Agreement, during the term thereof Westin generally will have the right to designate one member of the Company's Board of Directors, irrespective of its share ownership in the Company. Such control may result in decisions which are not in the best interest of the Company. In addition, under certain circumstances, in the event that the Company's founders collectively own less than 75% of the shares of Common Stock owned by them immediately following the closing of the Initial Public Offering and the consummation of the Consolidation Transactions, and the Common Stock they own thereafter is less than 75% of the market value of the Common Stock issued to them in the Initial Public Offering, then the Company's partner in the Poipu Partnership will be entitled to require the Company to either dispose of its interest or purchase such partner's interest in the Poipu Partnership pursuant to the terms and conditions of the partnership agreement.

DIVIDEND POLICY

  The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its Common Stock. The Company currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be in the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect of the payment of dividends and other factors that the Company's Board of Directors deems relevant.

RISK OF TAX RE-CLASSIFICATION OF INDEPENDENT CONTRACTORS AND RESULTING TAX LIABILITY; COST OF COMPLIANCE WITH APPLICABLE LAWS

  The Company sells Vacation Intervals at the Existing Resorts and the All Seasons Resorts through independent sales agents. Such independent sales agents provide services to the Company under contract and, the Company believes, are not employees of the Company. Accordingly, the Company does not withhold payroll taxes from the amounts paid to such independent contractors. Although the Internal Revenue Service has made inquiries regarding the Company's classification of its sales agents at its Branson, Missouri resort, no formal action has been taken and the Company has requested that the inquiry be closed. In the event the Internal

Revenue Service or any state or local taxing authority were to successfully classify such independent sales agents as employees of the Company, rather than as independent contractors, and hold the Company liable for back payroll taxes, such reclassification may have a material adverse effect on the Company.

  Additionally, from time to time, potential buyers of Vacation Intervals assert claims with applicable regulatory agencies against Vacation Interval salespersons for unlawful sales practices. Such claims could have adverse implications for the Company in negative public relations and potential litigation and regulatory sanctions.

LIMITED RESALE MARKET FOR VACATION INTERVALS

  The Company sells the Vacation Intervals to buyers for leisure and not investment purposes. The Company believes, based on experience at the Existing Resorts and the All Seasons Resorts, that the market for resale of Vacation Intervals by buyers is presently limited, and that any resales of Vacation Intervals are typically at prices substantially less than the original purchase price. These factors may make ownership of Vacation Intervals less attractive to prospective buyers, and attempts by buyers to resell their Vacation Intervals will compete with sales of Vacation Intervals by the Company. In addition, the market price of Vacation Intervals sold by the Company at a given resort or by its competitors in the market in which each resort is located could be depressed by a substantial number of Vacation Intervals offered for resale.

RISKS RELATED TO OPERATIONS IN ST. MAARTEN, NETHERLAND ANTILLES

  Two of the Existing Resorts are located in St. Maarten, Netherlands Antilles, both of which were acquired by the Company in a foreclosure sale. There are a number of ongoing disputes with owners who owned units at the Flamingo Beach Club, including certain claims respecting their obligations to pay for annual maintenance expenses or whether there are certain entitlements to guaranteed returns. If such claims are adversely determined against the Company, such determination may have a material adverse impact on the operation of this property.

  In addition, a portion of the Company's Royal Palm Beach Club resort located in St. Maarten, Netherlands Antilles, is operated by the Company pursuant to a long-term ground lease that expires in 2050 and the types of tenant protections, such as estoppel certificates, which would be provided in the United States, are not available. Although the Company is unaware of any circumstances that could cause the early termination of such ground lease before its scheduled expiration date, any such early termination or cancellation of the ground lease could have an adverse effect on the Company's operations. In addition, title insurance is not available in the Netherlands Antilles. Accordingly, title to the Company's real property and ground lease with respect to the Flamingo Beach Club and Royal Palm Beach Club resorts are not insured, may be subject to challenge, and, if successfully challenged, could result in additional costs to operate these resorts.

POTENTIAL CONFLICTS OF INTEREST

  Because affiliates of Messrs. Kaneko and Kenninger have operations in the lodging industry other than those with respect to the development and operation of timeshare resorts, potential conflicts of interest exist. Affiliates of KOAR Group, Inc. ("KOAR"), which are owned by Messrs. Kaneko and Kenninger, have developed and currently act as the managing general partner of partnerships which own certain hotels that are franchised as Embassy Suites hotels (one of which, the Embassy Suites Lake Tahoe, is located in a market served by the Company) and a residential condominium project overlooking the ocean in Long Beach, California (a market in which the Company may operate in the future). Messrs. Kaneko and Kenninger will continue to devote a portion of their time to KOAR's hotel business and to meeting their duties and responsibilities to investors in such entities.

   Additionally, notwithstanding their covenants not to compete, the Company's founders have the right to pursue certain activities which could divert their time and attention from the Company's business and result in conflicts with the Company's business. The Company's founders are evaluating the acquisition of other hotel properties in Hawaii, which at a future date may be converted to accommodate timeshare operations.

RISKS RELATED TO WESTIN AGREEMENT; LIMITED CONTROL OF RESORTS AND TERMINATION

  The Westin Agreement may involve certain additional risks to the Company's future operations. The Westin Agreement imposes certain restrictions on the Company's ability to develop certain timeshare resorts in conjunction with hotel operators other than Westin. Generally, the Company is required, subject to certain exceptions involving Embassy Vacation Resorts and Promus, to submit for Westin's consideration any "four-star" or "five-star" development opportunity that the Company has determined to pursue in North America, Mexico and the Caribbean. In the event Westin determines not to proceed with the Company to develop such resort, the Company would be free only to develop the resort as a "non-branded" property or as a property branded as an Embassy Vacation Resort or in conjunction with certain other upscale operators, but excluding specified operators of luxury hotels and resorts. In addition, resorts acquired or developed pursuant to the Westin Agreement, including the St. John resort, will be owned by partnerships, limited liability companies or similar entities in which each of Westin and the Company will own a 50% equity interest and have an equal voice in management. Accordingly, the Company will not be able to control such resorts or the applicable entities. In addition, the Westin Agreement will be terminable by either party if certain thresholds relating to development or acquisitions of resorts are not met, in the event of certain changes in management of Westin or the Company or in the event of an acquisition or merger of either party. Pursuant to the Westin Agreement, Westin and the Company intend to enter into detailed definitive agreements to implement the Westin Agreement, including operating agreements. There can be no assurance that the parties will be able to reach such definitive agreements.

ANTI-TAKEOVER EFFECT OF CERTAIN PROVISIONS OF MARYLAND LAW AND THE COMPANY'S CHARTER AND BYLAWS

  Certain provisions of the Company's articles of incorporation (the "Charter") and bylaws (the "Bylaws"), as well as Maryland corporate law, may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a stockholder might consider to be in the stockholder's best interest. For example, such provisions may (i) deter tender offers for Common Stock, which offers may be beneficial to stockholders or (ii) deter purchases of large blocks of Common Stock, thereby limiting the opportunity for stockholders to receive a premium for their Common Stock over then-prevailing market prices. These provisions include the following:

  Preferred Shares. The Charter authorizes the Board of Directors to issue preferred stock in one or more classes and to establish the preferences and rights (including the right to vote and the right to convert into Common Stock) of any class of preferred stock issued. No preferred stock is currently issued or outstanding.

  Staggered Board. The Board of Directors of the Company has three classes of directors. The terms of the first, second and third classes will expire in 1997, 1998 and 1999, respectively. Directors for each class will be chosen for a three-year term upon the expiration of the term of the current class, beginning in 1997. The affirmative vote of two-thirds of the outstanding Common Stock is required to remove a director.

  Maryland Business Combination Statute. Under the Maryland General Corporation Law ("MGCL"), certain "business combinations" (including the issuance of equity securities) between a Maryland corporation and any person who owns, directly or indirectly, 10% or more of the voting power of the corporation's shares of capital stock (an "Interested Stockholder") must be approved by a supermajority (i.e., 80%) of voting shares. In addition, an Interested Stockholder may not engage in a business combination for five years following the date he or she became an Interested Stockholder.

  Maryland Control Share Acquisition. Maryland law provides that "Control Shares" of a corporation acquired in a "Control Share Acquisition" have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible under the statute to be cast on the matter. "Control Shares" are voting shares of beneficial interest which, if aggregated with all other such shares of beneficial interest previously acquired by the acquiror, would entitle the acquiror directly or indirectly to exercise voting power in electing directors within one of the following ranges of voting power: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority or (iii) a majority of all voting power. Control Shares do not include shares of beneficial interest the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A "Control Share Acquisition" means the acquisition of Control Shares, subject to certain exceptions.

  If voting rights are not approved at a meeting of stockholders then, subject to certain conditions and limitations, the issuer may redeem any or all of the Control Shares (except those for which voting rights have previously been approved) for fair value. If voting rights for Control Shares are approved at a stockholders meeting and the acquiror becomes entitled to vote a majority of the shares of beneficial interest entitled to vote, all other stockholders may exercise appraisal rights.

SHARES ELIGIBLE FOR FUTURE SALE

  Future sales of substantial amounts of Common Stock, or the potential for such sales, could adversely affect prevailing market prices. Holders who received their shares of Common Stock as a result of the consolidation of the Company's predecessor partnerships, limited liability companies and affiliated entities ("Consolidation Transactions") hold their shares subject to the limitations of Rule 144 ("Rule 144") of the Securities Act of 1933, as amended (the "Securities Act"). Such holders have been granted certain registration rights pursuant to which the Company has agreed to file a shelf registration statement with the Commission for the purpose of registering the sale of such shares of Common Stock. The Company's founders have agreed, with certain exceptions, not to offer, sell, contract to sell or otherwise dispose of any Common Stock, for a period of one year after the closing of the Company's Initial Public Offering, which occurred on August 20, 1996, without the written consent of Montgomery Securities. In addition, the Company's founders and each other stockholder who received shares as a result of the Consolidation Transactions have agreed to refrain from any such offer, sale or disposal of shares for 90 days after the closing of the Company's recently completed stock offering (the "Stock Offering"), which occurred on February 3, 1997, without the prior written consent of Montgomery Securities. One of such exceptions allows the Company's founders to pledge between $30 million and $50 million of their Common Stock to secure a margin loan in a maximum amount of $10 million and another exception allows the Company's founders to pledge approximately $5.8 million of their Common Stock in connection with their buyout of a former partner. The Company and the officers and directors of the Company who did not receive shares in the Consolidation Transaction also agreed to a similar 90-day lock-up period in the Stock Offering.

  Sales of substantial amounts of Common Stock in the public market after the consummation of the Merger could adversely affect prevailing market prices. The 883,036 shares (subject to adjustment for certain contingencies) of Common Stock issued in the Merger will be eligible for sale in the public market, subject to certain limitations relating to pooling and relating to affiliates of AVCOM under the Securities Act.

  Additionally, as of March 1, 1997 there were (i) outstanding stock options to purchase 1,769,000 shares of Common Stock which have been granted to executive officers, other key employees, independent directors and a consultant of the Company under the 1996 Equity Participation Plan (less than 20% of which are presently exercisable), (ii) up to 500,000 shares of Common Stock that may be sold pursuant to the Company's Employee Stock Purchase Plan (none of which have been sold to date) and (iii) 3,024,660 shares of Common Stock initially issuable upon conversion of the Convertible Notes.

ITEM 3. LEGAL PROCEEDINGS

  The Company is currently subject to litigation and claims respecting employment, tort, contract, construction and commissions, disputes, among others. In the judgment of the Company's management, none of such lawsuits or claims against the Company is likely to have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of the Company's equity holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's initial public offering of Common Stock was consummated in August 1996 (the "Initial Public Offering"), at an initial public offering price of $14.00 per share. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "SIGR." The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock, as quoted on the Nasdaq National Market.

                                                                 HIGH     LOW
                                                                ------- -------
      YEAR ENDED DECEMBER 31, 1996:
      Third Quarter (commencing August 15, 1996)............... $24 5/8 $13 5/8
      Fourth Quarter...........................................  39 1/8   25

  On March 1, 1997, there were approximately 73 holders of record of the Company's Common Stock and the approximate number of beneficial stockholders is 2,100.

  The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its Common Stock. The Company currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's earnings, financial condition, capital requirements level of indebtedness, contractual restrictions in respect of the payment of dividends and other factors that the Company's Board of Directors deems relevant.

  In connection with the Consolidation Transactions in June 1996, investors in the Company's predecessor property partnerships, limited liability companies and corporations agreed to contribute their interests in such entities to the Company in return for the issuance of 11,354,705 shares of the Company's Common Stock. Such securities were issued by the Company in reliance upon an exemption from the registration requirements of the Securities Act provided by
Section 4(2) thereof.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED HISTORICAL AND PRO FORMA FINANCIAL INFORMATION OF THE COMPANY
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

  The following table sets forth selected consolidated historical and pro forma financial information of the Company. For the historical period ended December 31, 1996, the financial information presented below includes the effect of the Consolidation Transactions and the Initial Public Offering which were consummated in August 1996, but excludes the acquisition of AVCOM, which was consummated on February 7, 1997. For periods ending prior to December 31, 1996, the historical financial information presented below combines each of the Company's predecessor limited partnerships, limited liability companies and other affiliated corporations that were combined into the Company in the Consolidation Transactions.

                                        YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------
                               1996        1995       1994      1993     1992
                            ----------  ----------  --------  --------  -------
                                        (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS:
Revenues:
 Vacation Interval sales..  $   75,069  $   59,071  $ 40,269  $ 22,238  $11,328
 Interest income..........       9,451       6,929     3,683     1,825      402
 Other income.............      10,534       6,608       338       373      115
                            ----------  ----------  --------  --------  -------
 Total revenues...........      95,054      72,608    44,290    24,436   11,845
                            ----------  ----------  --------  --------  -------
Costs and operating
 expenses:
 Vacation Interval cost of
  sales...................      18,089      15,650    12,394     5,708    2,999
 Advertising, sales, and
  marketing...............      35,488      28,488    18,745    10,809    4,734
 Loan portfolio:
  Interest expense--
   treasury...............       5,197       3,586     1,629       674      168
  Other expenses..........       1,465       1,189       851       208       50
  Provision for doubtful
   accounts...............       2,706       1,787       923       619      555
 General and
  administrative..........      10,671       6,554     3,738     3,223    1,040
 Depreciation and
  amortization............       2,378       1,675       489       384      209
                            ----------  ----------  --------  --------  -------
 Total costs and operating
  expenses................      75,994      58,929    38,769    21,625    9,755
                            ----------  ----------  --------  --------  -------
Operating income..........      19,060      13,679     5,521     2,811    2,090
Interest expense--other...       1,581         476       959       518      --
Equity loss on investment
 in joint venture.........         236       1,649       271       --       --
                            ----------  ----------  --------  --------  -------
Income before taxes.......      17,243      11,554     4,291     2,293    2,090
Income taxes..............       3,063         641       --        --       --
                            ----------  ----------  --------  --------  -------
Net income................  $   14,180  $   10,913  $  4,291  $  2,293  $ 2,090
                            ==========  ==========  ========  ========  =======
Pro forma net income(a)...  $   10,691  $    7,205  $  2,673  $  1,414  $ 1,301
Pro forma net income per
 common and common
 equivalent share(a)......  $     0.77  $     0.63       --        --       --
Pro forma weighted average
 number of common and
 common equivalent shares
 outstanding..............  13,847,232  11,354,705       --        --       --
OTHER DATA:
EBITDA(b).................  $   26,399  $   17,291  $  7,368  $  3,869  $ 2,467
Cash flows provided by
 (used in)
 Operating activities.....     (28,607)      2,304   (10,964)   (3,262)  (6,166)
 Investing activities.....     (41,183)    (36,919)  (24,940)  (10,776)     (51)
 Financing activities.....      69,195      37,102    36,134    15,341    5,146
Number of Existing Resorts
 at period end............           9           7         4         3        1
Number of Vacation
 Intervals sold(c)........       7,334       5,675     4,482     2,442    1,284
Numbers of Vacation
 Intervals in
 inventory(c).............      24,334      20,270     2,401     1,233    1,164
Average price of Vacation
 Intervals sold(c)........  $   13,429  $   11,353  $  8,985  $  9,106  $ 8,822
BALANCE SHEET DATA (AT END
 OF PERIOD):
Cash, including escrow....  $    5,027  $    6,288  $  4,282  $  2,567  $   850
Total assets..............     239,132     138,085    82,454    38,230   18,739
Long-term debt............      97,644      84,379    44,415    22,931    9,696
Stockholders' equity......     101,880      38,470    30,780    11,838    7,439

--------
(a) Reflects the effect on historical statement of operations data, assuming the combined Company had been treated as a C corporation rather than as individual limited partnerships and limited liability companies for federal income tax purposes.

(b) As shown below, EBITDA represents net income before interest expense, income taxes and depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA should not be construed as an alternative to net income as a measure of the Company's operating results or to operating cash flow as a measure of liquidity. The following table reconciles EBITDA to net income:

                                                  YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                             1996    1995    1994   1993   1992
                                            ------- ------- ------ ------ ------
      Net income........................... $14,180 $10,913 $4,291 $2,293 $2,090
      Interest expense--treasury...........   5,197   3,586  1,629    674    168
      Interest expense--other..............   1,581     476    959    518    --
      Taxes................................   3,063     641    --     --     --
      Depreciation and amortization........   2,378   1,675    489    384    209
      EBITDA............................... $26,399 $17,291 $7,368 $3,869 $2,467

(c) Includes the effect of sales or inventory of Vacation Intervals at the Company's non-consolidated resort (the Embassy Vacation Resort Poipu Point).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Signature Resorts, Inc. was formed in May 1996 to combine the ownership of the Existing Resorts and the timeshare acquisition and development business of the Company's predecessors. The Company generates revenues from the sale and financing of Vacation Intervals in resorts, which typically entitle the buyer to the use of a fully-furnished vacation resort in perpetuity, generally for a one-week period each year. The Company generates additional revenues from room rental operations, rentals of Vacation Intervals in Company inventory and from fees associated with managing the resorts.

  The Company recognizes sales of Vacation Intervals on an accrual basis after a binding sales contract has been executed between the Company and the proposed buyer, a 10% minimum down payment has been received, the rescission period has expired, construction is substantially complete, and certain minimum sales levels are achieved. If all the criteria are met, except that construction is not substantially complete, revenues are recognized on the percentage-of-completion basis. Costs associated with the acquisition and development of timeshare resorts, including carrying costs such as interest and taxes, are capitalized as real estate and development costs and allocated as Vacation Interval cost of sales as the respective revenue is recognized. The Company's investment in the Embassy Vacation Resort Poipu Point is accounted for using the equity method and reflected on the balance sheet as "Investment in joint venture" and on the income statement as "Equity loss on investment in joint venture."

  Comparison of the year ended December 31, 1996 to year ended December 31, 1995. For the year ended December 31, 1996, the Company achieved total revenue of $95.1 million compared to $72.6 million for the year ended December 31, 1995, an increase of $22.5 million or 31%. Such increase was due to the growth of intervals sold from 5,394 in 1995 to 6,188 in 1996, a 15% increase, coupled with a 10.8% increase in the average sales price per interval. The growth in vacation intervals sold was due to the commencement of sales at San Luis Bay and Embassy Vacation Resort Lake Tahoe combined with a full year of sales at Royal Palm and Flamingo Beach Club.

  Interest income increased $2.5 million, or 36%, due to an increase in mortgages receivable from $65.1 million in 1995 to $100.8 million in 1996. Other income increased $3.9 million from $6.6 million in 1995 to $10.5 million in 1996 as a result of a $0.9 million increase in rental income, $1.7 million of income as a result of the settlement of certain receivables from the former owners of the St. Maarten properties, and a $0.7 million increase in portfolio income from the $10.2 million portfolio acquired with the two St. Maarten resorts in 1995.

  Total operating costs for the years ended 1995 and 1996 increased by $17.1 million from $58.9 million, and $76.0 million, respectively. However, as a percentage of total revenues, operating costs have remained relatively flat, decreasing from 81% in 1995 to 80% in 1996. As a percentage of revenues, interval costs of sales decreased to 24.1% in 1996 compared to 26.5% in 1995 as the Company was able to purchase and construct Vacation Intervals at a discount to historical development costs, reducing the unit cost on average for each Vacation Interval sold.

  Loan portfolio expenses consisting of interest expense, other expenses and provision for doubtful accounts increased from $6.6 million during 1995 to $9.4 million during 1996, an increase of $2.8 million or 42%. This increase reflects the 69% increase in revolving lines of credit attributable to mortgages payable due to increased hypothecation of mortgages receivable related to Vacation Interval sales growth.

  General and administrative expenses increased $4.1 million from $6.6 million during 1995 to $10.7 million during 1996. As a percentage of revenues, general and administrative expenses were lower during 1995 at 9% as compared to 11% during 1996. The increase in general and administrative expenses was the result of (i) the addition of a number of senior officers and key executives in connection with building the Company's management and organizational infrastructure necessary to efficiently manage the Company's future growth,
(ii) the Company's expenses and reporting obligations as a public company,
(iii) increased overhead due to the acquisition and development of additional resorts, and (iv) added salary, travel, and office expenses attributable to the current and planned growth of the Company.

  Depreciation and amortization increased $0.7, or 41%, from $1.7 million in 1995 to $2.4 million, reflecting increased depreciation and amortization resulting from an increase in capital expenditures and intangible assets.

  Equity loss on investment in joint venture decreased to $0.2 million in 1996 from $1.6 million in 1995 due to increased Vacation Interval sales and higher hotel occupancy at Embassy Vacation Poipu Point during 1996. In 1996, 1,146 vacation intervals were sold at the Embassy Vacation Poipu Point, while 281 vacation intervals were sold at the Embassy Vacation Poipu Point in 1995.

  As a result of the factors discussed above, pre-tax income increased $5.6 million, or 48%, during 1996 from $11.6 million, or 16% of total revenues, in 1995 to $17.2 million, or 18% of total revenues, in 1996.

  Income taxes increased $2.5 million from $0.6 million for 1995 to $3.1 million in 1996, as a result of the change in the Company's status to a C corporation subsequent to the initial public offering in August 1996. Previously, the Company's predecessor entities only incurred foreign income taxes on their properties located in the St. Maarten, Netherlands Antilles.

  Net income increased 30% from $10.9 million for 1995 to $14.2 million for 1996.

  Comparison of the year ended December 31, 1995 to year ended December 31, 1994. For the year ended December 31, 1995 the Company achieved total revenue of $72.6 million compared to $44.3 million for the year ended December 31, 1994, an increase of $28.3 million or 64%. Total revenue grew due to a 47% increase in Vacation Interval sales from $40.3 million to $59.1 million, an 86% increase in interest income from $3.7 million to $6.9 million, and a $6.3 million increase in resort operations and other income. The commencement of sales of Vacation Intervals at Royal Palm, Flamingo Beach Club, and Embassy Vacation Resort Grand Beach drove Vacation Interval sales volume at the consolidated resorts from 4,482 sold in 1994 to 5,394 sold in 1995, an increase of 20%. These higher volumes, combined with price growth, drove the 47% increase in Vacation Interval sales revenue. Interest income increased due to a $31.7 million increase in mortgage receivables, which grew from $33.4 million at the end of 1994 to $65.1 million at the end of 1995, an increase of 95%. Other income increased $6.3 million from $0.3 million in 1994 to $6.6 million in 1995. This increase was the result of rental income at the resorts increasing from $0.2 million to $1.3 million from 1994 to 1995, and the acquisition of a mortgage receivable portfolio of approximately $10.2 million acquired with the two St. Maarten resorts on which the Company earned $2.2 million. In addition, the Company accrued $2.0 million of business interruption insurance claims to compensate for loss revenues and profits related to damages sustained from Hurricane Luis at the two St. Maarten resorts.

  While operating costs increased from $38.8 million for the year ended December 31, 1994 to $58.9 million for the year ended December 31, 1995, an increase of 52%, as a percentage of revenues operating costs decreased from 88% in 1994 to 81% in 1995. Relative decreases in Vacation Interval cost of sales and other expenses, as a percentage of revenues were offset by relative increases in interest expense-treasury, provision for doubtful accounts, depreciation and amortization and equity loss on investment in joint venture. The Company was able to purchase and construct Vacation Intervals at a relative discount to historical development costs, reducing the unit cost on average of each Vacation Interval sold. This is reflected in a proportionate decrease in cost of Vacation Intervals sold from 30.8% of Vacation Interval sales in 1994 to 26.5% of Vacation Interval sales in 1995. Although advertising, sales and marketing costs decreased as a percentage of total revenues from 42.3% to 39.2%, these costs increased as a percentage of Vacation Interval sales from 46.5% in 1994 to 48.2% in 1995. This was primarily the result of $2.0 million in expenses in 1995 relating to research and development associated with national marketing strategies and programs related to "branded" and "non-branded" resorts. Excluding these expenses, advertising, sales and marketing costs in 1995 were 44.8% of Vacation Interval sales, slightly less than in 1994.

  Loan portfolio expenses consisting of interest expense, other expenses and provision for doubtful accounts increased from $3.4 million in total in 1994 to $6.6 million in total in 1995, an increase of 94%. This increase reflects the 104% increase in mortgage receivables due to Vacation Interval sales growth and acquisitions of resorts made by the Company in 1995.

  General and administrative expenses increased 78% from $3.7 million in 1994 to $6.6 million in 1995. The increase in general and administrative expenses was the result of increased salary expenses and overhead due to the acquisition of additional resorts and growth in the size of the Company. Relative to revenues, general and administrative expenses were slightly higher in 1995 at 9.0% of revenues versus 8.4% of revenues in 1994.

  Depreciation and amortization increased from $0.5 million in 1994 to $1.7 million in 1995, reflecting increased depreciation resulting from an increase in capital expenditures of $1.8 million and acquisitions resulting in a $1.8 million increase in intangible assets.

  The Company made its investment in the Embassy Vacation Resort Poipu Point during the last quarter of 1994. The Embassy Vacation Resort Poipu Point has experienced losses associated with the start-up operations of the related resort, which is being converted to timeshare. Equity loss on joint venture increased from $0.3 million in 1994 to $1.6 million in 1995 reflecting a full year's operations at the resort in 1995.

  Pre-tax income increased 170% to $11.6 million, or 15.9% of total revenue, in 1995 from $4.3 million, or 9.7% of total revenues, in 1994.

  Income taxes increased to $641,000 for the year ended December 31, 1995 from zero for the year ended December 31, 1994 due to the acquisition of Royal Palm Beach Club and Flamingo Beach Club in St. Maarten, Netherlands Antilles. In July and August, the Company acquired Royal Palm and Flamingo, respectively, incurring foreign taxes related to income earned for the remainder of fiscal year 1995.

  Net income increased $6.6 million to $10.9 for the twelve months ended December 31, 1995 from $4.3 million for the twelve months ended December 31, 1994.

  Comparison of the year ended December 31, 1994 to year ended December 31, 1993. For the year ended December 31, 1994 the Company generated total revenue of $44.3 million compared to $24.4 million in 1993, an increase of 82%. This increase was due to an 82% growth in Vacation Interval sales revenues from $22.2 million in 1993 to $40.3 million in 1994. The first full year of sales at the Plantation at Fall Creek Resort and the addition of the Royal Dunes Resort drove higher volume Vacation Interval sales from 2,442 Vacation Intervals sold in 1993 to 4,482 Vacation Intervals sold in 1994. This volume growth of 84% more than offset the 1.3% decrease in the average price of Vacation Intervals sold to drive the 81% increase in Vacation Interval sales revenues. Interest income increased due to a $16.0 million increase in mortgage receivables from $17.4 million at the end of 1993 to $33.4 million at the end of 1994, an increase of 92%.

  Operating costs increased from $21.6 million for the year ended December 31, 1993 to $38.8 million for the year ended December 31, 1993, an increase of 79.6%. However, as a percentage of revenues, operating costs decreased slightly from 88.5% in 1993 to 87.5% in 1994. Increases in Vacation Interval cost of sales as a percentage of revenue from 23.4% in 1993 to 28.0% in 1994 were more than offset by decreases in other operating costs. From 1993 to 1994, advertising, sales and marketing decreased from 44.2% of revenues to 42.3% of revenues, general and administrative decreased from 13.2% of revenues to 8.4% of revenues, and depreciation and amortization decreased from 1.6% of revenues to 1.1% of revenues. Vacation Interval cost of sales increased as a percentage of revenues due to relatively higher Vacation Interval cost associated with the first year of operations at Royal Dunes. Advertising, sales and marketing costs decreased as a percentage of Vacation Interval sales from 48.6% in 1993 to 46.5% in 1994. This reflects increased Vacation Interval sales volume at Cypress Pointe, which increased from 1,784 Vacation Intervals in 1993 to 2,061 Vacation Intervals in 1994. Although decreasing in terms of a percentage of revenue, due to expansion in the administrative costs necessary to support a growing business, general and administrative expenses increased in absolute terms from $3.2 million in 1993 to $3.7 in 1994, a 16.0% increase. Depreciation and amortization was approximately consistent between 1993 and 1994 at $0.4 million and $0.5 million respectively reflecting capital expenditures of $0.2 million, and the recording of intangibles at Grand Beach in late 1994 with no related amortization. Equity loss on investment in joint venture of $0.3 million in 1994 reflects the Company's share of losses associated with the start-up operations at the Embassy Vacation Resort Poipu Point.

  Loan portfolio expenses consisting of interest expense, loan portfolio and provision for doubtful accounts increased from $1.5 million in 1993 to $3.4 million in 1994, an increase of 127%. This reflects the increase in Vacation Intervals sold in 1994 and a relative increase in borrowings made by the Company secured by interval inventory. While loan portfolio expenses were consistent as a percentage of total revenue, interest expense treasury increased from 36.9% of interest income to 44.2%. Provision for doubtful accounts decreased slightly from 2.5% of revenues to 2.1% of revenues. Other loan portfolio expenses increased from $0.2 million in 1993 (0.9% of revenues) to $0.9 million in 1994 (1.9% of revenues) reflecting additional costs from portfolio management services started in 1994.

  Pre-tax income increased 87% from $2.3 million in 1993 to $4.3 million in 1994.

MERGER WITH AVCOM INTERNATIONAL, INC.

  In February 1997, the Company consummated the Merger with AVCOM, acquiring AVCOM for 883,036 shares (subject to adjustment for certain contingencies relating to disputed stock options) of the Company's Common Stock, plus the assumption of debt.

  Transaction costs relating to the negotiation of, preparation for, and consummation of the Merger and the anticipated combination of certain operations of the Company and AVCOM will result in a one-time charge to the Company's earnings of $1.6 million in the first quarter of 1997. This charge is expected to include the fees and expenses payable to financial advisors, legal fees and other transaction expenses related to the Merger. In addition, there can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the Merger and the integration of the Company's and AVCOM's operations. Additionally, transaction costs relating to the consummation of the Merger and the anticipated combination of operations of the Company and AVCOM, along with changes in AVCOM's accounting policies to conform to the Company's and the write-down and write-off of certain AVCOM assets, resulted in a one-time charge to AVCOM's earnings of approximately $13.6 million. This charge includes the estimated costs associated with workforce reductions, contractual payment obligations and other restructuring activities.

LIQUIDITY AND CAPITAL RESOURCES

  In February 1997, the Company consummated its offering (the "Convertible Offering") of $138.0 million aggregate principal amount of its 5.75% Convertible Subordinated Notes due 2007 (the "Convertible Notes") and its offering (the "Stock Offering" and together with the Convertible Offering the "Offerings") of 4.0 million shares of Common Stock (including 2.4 million shares of Common Stock sold by certain selling stockholders).

  The net proceeds to the Company from the sale of the 1.6 million shares of Common Stock offered by the Company in the Stock Offering, based on a public offering price of $36.50 per share, and from the sale of the $138.0 million aggregate principal amount of 5.75% Convertible Subordinated Notes due 2007 offered by the Company in the Convertible Offering, based on a public price of 100% of the principal amount thereof, in each case after deducting underwriting discounts and estimated expenses of the Stock Offering and the Convertible Offering, were approximately $53.3 million and $133.6 million, respectively.

  Of the $186.9 million in net proceeds, the Company has used net proceeds of the Offerings as follows: (i) approximately $40.4 million to retire existing indebtedness of the Company and (ii) approximately $21.1 million to retire the indebtedness of AVCOM that was assumed by the Company in the Merger, and intends to use the remaining proceeds as follows: (A) approximately
$2.5 million to finance acquisition costs related to St. John Villas, and (B) the balance to complete construction and expansion at certain Existing Resorts and All Season Resorts, to finance the acquisition and development of additional resorts and timeshare-related assets, to finance sales of vacation intervals, and for working capital and other general corporate purposes. Pending any such additional uses, the Company will invest the excess proceeds in commercial paper, bankers' acceptances, other short-term investment-grade securities and money-market accounts.

  The Company generates cash for operations from the sale of Vacation Intervals, the financing of the sales of Vacation Intervals, the rental of unsold Vacation Interval units, and the receipt of management fees. With respect to the sale of Vacation Intervals, the Company generates cash for operations from cash sales of Vacation Intervals, from the receipt of down payments from customers acquiring Vacation Intervals, and from the hypothecation of mortgage receivables from purchasers equal to 85% to 90% of the amount borrowed by such purchasers. The Company generates cash related to the financing of Vacation Interval sales on the difference between the interest charged on the mortgage receivables, which averaged 14.0% in 1996, and the interest paid on the notes payable secured by such mortgage receivables.

  During the years ended December 31, 1994, 1995, and 1996 cash (used in) provided by operating activities was ($11.0) million, $2.3 million and ($28.6) million, respectively. Cash generated from operating activities was higher for the year ended December 31, 1995 when compared to the same period in the prior year primarily due to higher net income, decreases in the amount spent on acquisition and development activities, and increases in payables outstanding at the end of 1995 when compared to at the end of 1994. Cash generated from operating activities was lower in 1996 when compared to the comparable period in 1995 primarily due to a $35.1 million increase in expenditures on acquisition and development activities associated with the acquisition and development of new resorts and the expansion of existing resorts during the period.

  Net cash used in investing activities for the years ended December 31, 1994, 1995 and 1996 was $24.9 million, $36.9 million, and $41.2 million, respectively. Net cash used by investing activities was higher for the year ended December 31, 1995 when compared to the same period in 1994 principally due to increases in mortgage receivables which resulted from both higher sales of Vacation Intervals and the purchase of a mortgage receivable portfolio with a value of approximately $7.8 million related to the St. Maarten properties. During 1996, the change in net mortgage receivables was $3.2 million higher than during the comparable period in 1995 due an increase in the number of vacation intervals sold and increased average sales price per vacation interval sold. As of December 31, 1996, approximately 8.6% of the Company's mortgages receivable were considered by the Company to be delinquent (past due by 60 or more days) and the Company has completed or commenced foreclosure or deed-in-lieu of foreclosure on approximately 2.3% of its mortgages receivable. Of these delinquent loans, approximately 88% were originated by the Company and the remaining 12% were acquired by the Company as delinquent loans. If only the Company's originated loans were considered, approximately 8% of them would be considered delinquent as of December 31, 1996.

  For the years ended December 31, 1994, 1995 and 1996, net cash provided by financing activities was $36.1 million, $37.1 million and $69.2 million, respectively. These net cash figures were affected by the Company's increased borrowings secured by mortgage receivables to fund operations and increased payments on these borrowings due to amortizations on a larger portfolio. In addition, year to year net cash provided by investing activities fluctuates as a result of borrowing activities for acquisition and development, and from equity investments as a result of resort acquisitions. During the 1996, the Company issued 6,037,500 shares of Common Stock in the Initial Public Offering in August 1996 resulting in approximately $74.0 million of net proceeds. The proceeds of the Initial Public Offering were used by the Company to repay debt, to fund expansion, and for other corporate purposes. In addition, period to period net cash provided by investing activities fluctuates as a result of borrowing activities for acquisition and development, and from equity investments as a result of resort acquisitions.

  The Company requires funds to finance the future acquisition and development of timeshare resorts and properties and to finance customer purchases of Vacation Intervals. Such capital has been provided by secured financings on Vacation Interval inventory, secured financings on mortgage receivables and partner loans generally funded by third party lenders and capital contributions. As of December 31, 1996, the Company had $26.6 million outstanding under its notes payable secured by Vacation Interval inventory or land, and $71.0 million outstanding under its notes payable secured by mortgage receivables.

  During 1997, the Company anticipates spending approximately $56.5 million for expansion and development activities at the Company's resorts. The Company may also be required to expend additional amounts to fund certain AVCOM guarantees relating to the North Bay Resort at Lake Arrowhead. The Company plans to fund these expenditures primarily with the net proceeds of the Offerings, available capacity on credit facilities and cash generated from operations. In addition, during 1997, the Company anticipates spending approximately $8.8 million to finance the acquisition, development and conversion costs related to the St. John acquisition. These expenditures are expected to be funded primarily with the net proceeds of the Offerings, available borrowing capacity under lines of credit and cash generated from operations.

  In addition, the Company anticipates spending approximately $212.0 million to complete its expansion plans at the Existing Resorts during the periods following 1997. The Company also plans to spend $34.0 million to complete expansion plans at the All Seasons Resorts during the periods following 1997. The Company anticipates financing the expansion plans of the Company's resorts through cash acquired from operations, future credit facilities and/or future issuance of securities. While the Company has not entered into commitments with respect to any new credit facilities or planned any additional issuances of securities, it is not currently obligated to continue with the planned expansion of the Existing Resorts and the All Seasons Resorts. There can be no assurance that the Company will be able to obtain the financing necessary to continue such expansion plans.

  The Company intends to pursue a growth-oriented strategy. From time to time, the Company may acquire, among other things, additional timeshare properties, resorts and completed Vacation Intervals; land upon which additional timeshare resorts may be built; management contracts; loan portfolios of Vacation Interval mortgages; portfolios which include properties or assets which may be integrated into the Company's operations; and operating companies providing or possessing management, sales, marketing, development, administration and/or other expertise with respect to the Company's operations in the timeshare industry.

  In the future, the Company may negotiate additional credit facilities, or issue, in addition to the Convertible Notes, other corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as management deems prudent.

  The Company believes that, with respect to its current operations, the net proceeds to the Company from the Offerings, together with cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs for the near future. However, depending upon conditions in the capital and other financial markets and other factors, the Company may from time to time consider the issuance of debt or other securities, the proceeds of which would be used to finance acquisitions, to refinance debt or for other general corporate purposes. The Company believes that the Company's properties are adequately covered by insurance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the information set forth on Index to Financial Statements appearing on page F-1 of this report on Form 10-K.

  Pro forma financial information of the Company, including the effects of the Merger, is incorporated herein by reference to the pro forma financial information of the Company set forth in the Company's Registration Statement on Form S-1 (No. 333-18447).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On September 12, 1996, Ernst & Young LLP advised the Company that it was resigning as independent auditors for the Company. Ernst & Young LLP had been retained since the Company's inception and there have been no disagreements between the Company and Ernst & Young LLP with respect to accounting principles or practices, financial statement disclosure, auditing scope or procedures, which if not resolved to Ernst & Young LLP's satisfaction, would have resulted in a reference to the subject matters of the disagreement in its audit report. Since the Company's inception, Ernst & Young LLP's report on the Company's financial statements did not contain an adverse opinion or a disclaimer of opinion, nor were the opinions qualified or modified as to uncertainty, audit scope, or accounting principles, nor were there any events of the type requiring disclosure under Item 304(a)(l)(v) of Regulation S-K under the Securities Act.

  On September 17, 1996, the Company retained the accounting firm of Arthur Andersen LLP as auditors for the fiscal year ending December 31, 1996 following Board of Directors approval, which was obtained on September 16, 1996. The decision to retain Arthur Andersen LLP was based upon the prior relationship with a predecessor of the Company as auditors for the fiscal year ending December 31, 1994 and Arthur Andersen LLP's experience in the Company's industry, and was not motivated by any disagreements between the Company and Ernst & Young LLP concerning any accounting principles and/or policy matters. From the Company's inception to September 17, 1996, the Company did not consult with Arthur Andersen LLP with respect to the matters described in Item 304(a)(2) of Regulation S-K.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item will be set forth under "Directors and Executive Officers" and "Proxy Statement--Compliance with Section 16(a) Under the Securities Exchange Act of 1934" in the Company's Definitive Proxy Statement and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item will be set forth under "Executive Compensation" in the Company's Definitive Proxy Statement and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item will be set forth under "Proxy Statement--Share Ownership of Directors and Executive Officers," "Other Information--Certain Stockholders" and "Proposal No. 1: Election of Class I Directors--Compensation of Directors" in the Company's Definitive Proxy Statement and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item will be set forth under "Certain Transactions" in the Company's Definitive Proxy Statement, and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

  (a) The following documents are filed as part of this report:

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
    2    Plan and Agreement of Merger as amended (incorporated by reference to
          Exhibit 2 to Registrant's Registration Statement on Form S-4 (No.
          333-16339))
   3.1   Articles of Association, as amended, of Signature Resorts, Inc.
          (incorporated by reference to Exhibit 3.1 to Registrant's
          Registration Statement on Form S-1 (No. 333-06027))
  *3.2   Bylaws of Signature Resorts, Inc., as amended
    4    Form of Indenture by and between Signature Resorts, Inc. and Norwest
          Bank Minnesota, National Association, as trustee, for the 5 3/4%
          Convertible Subordinated Notes of Signature Resorts, Inc. due 2007
          (incorporated by reference to Exhibit 4 to Registrant's Registration
          Statement on Form S-1 (No. 333-18447))
  10.1   Form of Registration Rights Agreement among Signature Resorts, Inc.
          and the persons named therein (incorporated by reference to Exhibit
          10.1 to Registrant's Registration Statement on Form S-1 (No. 333-
          06027))
  10.2.1 Form of Employment Agreements between Signature Resorts, Inc. and each of Osamu Kaneko, Andrew J. Gessow and Steven C. Kenninger
          (incorporated by reference to Exhibit 10.2.1 to Registrant's
          Registration Statement on Form S-1 (No. 333-06027))
  10.2.2 Employment Agreement between Signature Resorts, Inc. and James E.
          Noyes (incorporated by reference to Exhibit 10.2.2 to Registrant's
          Registration Statement on Form S-1 (No. 333-06027))
  10.2.3 Form of Employment Agreement between Signature Resorts, Inc. and Gary
          L. Hughes (incorporated by reference to Exhibit 10.2.3 to
          Registrant's Registration Statement on Form S-4 (No. 333-16339))
  10.2.4 Employment Agreement between Signature Resorts, Inc. and Michael A.
          Depatie (incorporated by reference to Exhibit 10.2.5 to Registrant's
          Registration Statement on Form S-4 (No. 333-16339))
  10.2.5 Form of Option Agreement between Signature Resorts, Inc. and Gary L.
          Hughes (incorporated by reference to Exhibit 10.2.6 to Registrant's
          Registration Statement on Form S-4 (No. 333-16339))
  10.3   1996 Equity Participation Plan of Signature Resorts, Inc.
          (incorporated by reference to Exhibit 10.3 to Registrant's
          Registration Statement on Form S-1 (No. 333-06027))
  10.4   Agreement of Limited Partnership of Pointe Resort Partners, L.P.
          (subsequently renamed Poipu Resort Partners L.P.) dated October 11,
          1994 (incorporated by reference to Exhibit 10.4 to Registrant's
          Registration Statement on Form S-1 (No. 333-06027))
  10.5   Signature Resorts, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on
          Form S-1 (No. 333-06027))
  10.6   Agreement between W&S Hotel L.L.C. and Argosy/KOAR Group, Inc. dated as of May 3, 1996 (incorporated by reference to Exhibit 10.6 to
          Registrant's Registration Statement on Form S-1 (No. 333-06027))
  10.7   Conti-Trade Financial Warehouse Line Agreement (incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on
          Form S-4 (No. 333-16339))
  10.8.1 Loan and Security Agreement between Port Royal Resort, L.P., and
          Finova Capital Corporation (as successor in interest to Greyhound
          Capital Corporation) dated as of October 7, 1993 and as amended by the First Amendment to Loan and Security Agreement dated as of April
          26, 1995 (incorporated by reference to Exhibit 10.8.1 to Registrant's
          Registration Statement on Form S-1 (No. 333-18447))

 EXHIBIT
  NUMBER                               DESCRIPTION
 -------                               -----------
  10.8.2  Loan and Security Agreement between Signature Resorts, Inc. (as successor in interest to Cypress Pointe Resorts, L.P.), and Finova
           Capital Corporation (as successor in interest to Greyhound Real
           Estate Finance Company) dated as of December 19, 1991 and as amended by (i) the First Amendment to Loan and Security Agreement and
           Consent and Agreement of Guarantors dated as of November 9, 1992,
           (ii) the Second Amendment to Loan and Security Agreement dated as of
           January 13, 1993, (iii) the Third Amendment to Loan and Security
           Agreement dated as of April 7, 1993, (iv) the Fourth Amendment to
           Loan and Security Agreement dated as of December 16, 1993, (v) the
           Fifth Amendment to Loan and Security Agreement dated as of June 28,
           1994, (vi) the Sixth Amendment to Loan and Security Agreement dated
           December 16, 1994, and (vii) the Seventh Amendment to Loan and
           Security Agreement dated as of November 6, 1995 (incorporated by reference to Exhibit 10.8.2 to Registrant's Registration Statement
           on Form S-1 (No. 333-18447))
  10.8.3  Loan and Security Agreement between Signature Resorts, Inc. (as successor in interest to San Luis Resort Partners, LLC), and Finova
           Capital Corporation dated as of June 6, 1996 (incorporated by reference to Exhibit 10.8.3 to Registrant's Registration Statement
           on Form S-1 (No. 333-18447))
  10.8.4  Loan and Security Agreement between Grand Beach Resort, Limited
           Partnership, and Finova Capital Corporation (as successor in interest to Greyhound Financial Corporation) dated as of October 7,
           1994 and as amended by the First Amendment to Loan and Security
           Agreement dated as of July 5, 1995 (incorporated by reference to
           Exhibit 10.8.4 to Registrant's Registration Statement on Form S-1
           (No. 333-18447))
  10.8.5  Loan and Security Agreement (Receivables) between Signature Resorts,
           Inc. (as successor in interest to Fall Creek Resort, L.P.), and
           Heller Financial, Inc., dated as of October 9, 1995 (incorporated by reference to Exhibit 10.8.5 to Registrant's Registration Statement
           on Form S-1
           (No. 333-18447))
  10.8.6  Loan and Security Agreement between AKGI-St. Maarten NV (as successor in interest to AKGI-Royal Palm C.V.o.a.), and Finova Capital
           Corporation dated as of July 12, 1995 (incorporated by reference to
           Exhibit 10.8.6 to Registrant's Registration Statement on Form S-1
           (No. 333-18447))
  10.8.7  Loan and Security Agreement between Lake Tahoe Resort Partners, LLC, and Finova Capital Corporation dated as of April 29, 1996
           (incorporated by reference to Exhibit 10.8.7 to Registrant's
           Registration Statement on Form S-1 (No. 333-18447))
  10.8.8  Construction Loan Agreement between Lake Tahoe Resort Partners, LLC, and Finova Capital Corporation dated as of April 29, 1996
           (incorporated by reference to Exhibit 10.8.8 to Registrant's
           Registration Statement on Form S-1 (No. 333-18447))
  10.8.9  Lender's Certification and Consent from Resort Capital Corporation to
           Signatures Resorts, Inc. dated as of August 15, 1996 (incorporated by reference to Exhibit 10.8.1 to Registrant's Registration
           Statement on Form S-4 (No. 333-16339))
  10.8.10 Lender's Certification and Consent from FINOVA Capital Corporation to
           Signature Resorts, Inc. dated as of August 15, 1996 (incorporated by reference to Exhibit 10.8.2 to Registrant's Registration Statement
           on Form S-4 (No. 333-16339))
  10.8.11 Assumption Agreement between FINOVA Capital Corporation and Signature
           Resorts, Inc. dated as of August 15, 1996 (incorporated by reference to Exhibit 10.8.3 to Registrant's Registration Statement on Form S-4
           (No. 333-16339))
  10.8.12 Assumption Agreement between Resort Capital Corporation and Signature
           Resorts, Inc. dated as of August 15, 1996 (incorporated by reference to Exhibit 10.8.4 to Registrant's Registration Statement on Form S-4
           (No. 333-16339))

 EXHIBIT
  NUMBER                               DESCRIPTION
 -------                               -----------
  10.8.13 Assumption Agreement between FINOVA Capital Corporation and AKGI-Sint
           Maarten, N.V. dated as of August 15, 1996 (incorporated by reference to Exhibit 10.8.5 to Registrant's Registration Statement on Form S-4
           (No. 333-16339))
 *11      Statement re Computation of Per Share Earnings
  16.1    Letter from Ernst & Young LLP regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to
           Registrant's current report on Form 8-K filed with the Commission on
           September 18, 1996)
 *21      Subsidiaries of Signature Resorts, Inc.
 *23      Consent of Arthur Andersen LLP
 *27      Financial Data Schedule

--------
* Filed herewith

  (b) Reports on Form 8-K.

  No reports on Form 8-K were filed by the Company during the three month period ended December 31, 1996.

  (c) The exhibits required by Item 601 of Regulation S-K have been listed above.

  (d) Financial Statement Schedules

  None. Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SIGNATURE RESORTS, INC.
                                               (Registrant)

                                          By:     /s/ Andrew D. Hutton
                                            -----------------------------------
                                                      Andrew D. Hutton
                                                 Vice President and General
                                                          Counsel
Dated: March 28, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
    /s/ Osamu Kaneko                 Chairman of the Board and       March 28, 1997
____________________________________ Chief Executive Officer
   Osamu Kaneko                      (Principal Executive
                                     Officer)


   /s/ Andrew J. Gessow              Director and President          March 28, 1997
____________________________________
   Andrew J. Gessow


   /s/ Steven C. Kenninger           Director, Chief Operating       March 28, 1997
____________________________________ Officer and Secretary
   Steven C. Kenninger


    /s/ Charles C. Frey              Senior Vice President and       March 28, 1997
____________________________________ Chief Accounting Officer
   Charles C. Frey                   (Principal Accounting
                                     Officer)


   /s/ Michael A. Depatie            Executive Vice President and    March 28, 1997
____________________________________ Chief Financial Officer
   Michael A. Depatie                (Principal Financial
                                     Officer)


    /s/ James E. Noyes               Executive Vice President and    March 28, 1997
____________________________________ Director
   James E. Noyes


    /s/ Juergen Bartels              Director                        March 28, 1997
____________________________________
   Juergen Bartels


   /s/ Sanford R. Climan             Director                        March 28, 1997
____________________________________
   Sanford R. Climan


   /s/ Joshua S. Friedman            Director                        March 28, 1997
____________________________________
   Joshua S. Friedman


    /s/ W. Leo Kiely III             Director                        March 28, 1997
____________________________________
   W. Leo Kiely III

                         INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Report of Independent Certified Public Accountants.......................  F-2
Consolidated Balance Sheets as of December 31, 1996 and 1995.............  F-3
Consolidated Statements of Income for each of the three years ended
 December 31, 1996.......................................................  F-4
Consolidated Statements of Equity for each of the three years ended
 December 31, 1996.......................................................  F-5
Consolidated Statements of Cash Flows for each of the three years ended
 December 31, 1996.......................................................  F-6
Notes to Consolidated Financial Statements...............................  F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Signature Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Signature Resorts, Inc. (a Maryland Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signature Resorts, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Orlando, Florida,
 February 14, 1997

                    SIGNATURE RESORTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,
                                                     -------------------------
                                                         1996         1995
                                                     ------------ ------------
ASSETS
Cash and cash equivalents........................... $  3,746,000 $  4,342,000
Cash in escrow......................................    1,281,000    1,946,000
Mortgages receivable, net of an allowance of
 $6,644,000 and $5,590,000 at December 31, 1996 and
 1995, respectively.................................  100,820,000   65,100,000
Due from related parties............................    9,338,000    2,701,000
Other receivables, net..............................    7,274,000    6,383,000
Prepaid expenses and other assets...................    7,668,000    2,125,000
Investment in joint venture.........................    7,397,000    2,644,000
Real estate and development costs...................   95,127,000   46,757,000
Property and equipment, net.........................    3,325,000    1,863,000
Intangible assets, net..............................    3,156,000    4,224,000
                                                     ------------ ------------
  Total assets...................................... $239,132,000 $138,085,000
                                                     ============ ============
LIABILITIES AND EQUITY
Accounts payable.................................... $  9,165,000 $  4,599,000
Accrued liabilities.................................   15,847,000    8,855,000
Due to related parties..............................    1,587,000    1,422,000
Income taxes payable................................      438,000          --
Deferred taxes......................................   10,807,000          --
Notes payable to financial institutions.............   97,644,000   75,296,000
Notes payable to related parties....................          --     9,443,000
                                                     ------------ ------------
  Total liabilities................................. $135,488,000 $ 99,615,000
                                                     ------------ ------------
Commitments and contingencies (Note 10)

Stockholders Equity:
  Preferred stock (10,000,000 shares authorized and
   none issued or outstanding)......................          --           --
  Common stock ($0.01 par value, 100,000,000 shares
   authorized and 17,392,205 outstanding on December
   31, 1996 and par value $100 on 200 shares
   outstanding at December 31, 1995) ............... $    174,000 $     20,000
  Additional paid in capital........................   97,927,000      157,000
  Retained earnings.................................    5,543,000    2,435,000
  Members' deficit..................................          --    (1,432,000)
Partners' equity:
  General partners' equity..........................          --     4,176,000
  Limited partners' equity..........................          --    33,114,000
                                                     ------------ ------------
  Total equity...................................... $103,644,000 $ 38,470,000
                                                     ------------ ------------
  Total liabilities and equity...................... $239,132,000 $138,085,000
                                                     ============ ============


        See accompanying notes to the consolidated financial statements.

                    SIGNATURE RESORTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                                1996        1995        1994
                                             ----------- ----------- -----------
Revenues:
  Vacation Interval sales..................  $75,069,000 $59,071,000 $40,269,000
  Interest income..........................    9,451,000   6,929,000   3,683,000
  Other income.............................   10,534,000   6,608,000     338,000
                                             ----------- ----------- -----------
    Total revenues.........................  $95,054,000 $72,608,000 $44,290,000
                                             ----------- ----------- -----------
Costs and operating expenses:
 Vacation Interval cost of sales...........  $18,089,000 $15,650,000 $12,394,000
 Advertising, sales, and marketing.........   35,488,000  28,488,000  18,745,000
 Loan portfolio
  Interest expense--treasury...............    5,197,000   3,586,000   1,629,000
  Other expenses...........................    1,465,000   1,189,000     851,000
  Provision for doubtful accounts..........    2,706,000   1,787,000     923,000
 General and administrative................   10,671,000   6,554,000   3,738,000
 Depreciation and amortization.............    2,378,000   1,675,000     489,000
                                             ----------- ----------- -----------
    Total costs and operating expenses.....  $75,994,000 $58,929,000 $38,769,000
                                             ----------- ----------- -----------
Income from operations.....................   19,060,000  13,679,000   5,521,000
Interest expense--other (net of capitalized
 interest of
 $5,268,000, $2,570,000, and $2,021,000 in
 1996,
 1995 and 1994, respectively)...... .......    1,581,000     476,000     959,000
Equity loss on investment in joint venture.      236,000   1,649,000     271,000
                                             ----------- ----------- -----------
Income before taxes........................   17,243,000  11,554,000   4,291,000
Provision for income taxes.................    3,063,000     641,000         --
                                             ----------- ----------- -----------
Net income.................................  $14,180,000 $10,913,000 $ 4,291,000
                                             =========== =========== ===========
PRO FORMA INCOME DATA (UNAUDITED)
Income before taxes........................  $17,243,000 $11,554,000 $ 4,291,000
Pro forma provision for income taxes.......    6,552,000   4,349,000   1,618,000
                                             ----------- ----------- -----------
Pro forma net income.......................  $10,691,000 $ 7,205,000 $ 2,673,000
                                             =========== =========== ===========
Pro forma net income per common and common
 equivalent share..........................  $      0.77 $      0.63 $       --
Pro forma weighted average common and
 common equivalent shares outstanding......   13,847,232  11,354,705         --


        See accompanying notes to the consolidated financial statements.

                    SIGNATURE RESORTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EQUITY

                           COMMON STOCK
                       ----------------------  ADDITIONAL    RETAINED     MEMBERS'      GENERAL      LIMITED
                         SHARES                  PAID-IN     EARNINGS      EQUITY      PARTNERS'    PARTNERS'
                       OUTSTANDING   AMOUNT      CAPITAL     (DEFICIT)    (DEFICIT)     EQUITY        EQUITY        TOTAL
                       -----------  ---------  -----------  -----------  -----------  -----------  ------------  ------------
Balance at December
 31, 1993............         --    $     --   $       --   $       --   $       --   $   (59,000) $ 11,897,000  $ 11,838,000
Contributions........         --          --           --           --           --     3,205,000    12,315,000    15,520,000
Distributions........         --          --           --           --           --           --       (870,000)     (870,000)
Net (loss) income....         --          --           --      (271,000)         --       183,000     4,380,000     4,292,000
                       ----------   ---------  -----------  -----------  -----------  -----------  ------------  ------------
Balance at December
 31, 1994............         --          --           --      (271,000)         --     3,329,000    27,722,000    30,780,000
Issuance of Common
 Stock...............         200      20,000      157,000          --           --           --            --        177,000
Contributions........         --                       --       655,000        1,000      374,000           --      1,030,000
Distributions........         --          --           --           --    (2,437,000)     (43,000)   (1,950,000)   (4,430,000)
Net income...........         --          --           --     2,051,000    1,004,000      516,000     7,342,000    10,913,000
                       ----------   ---------  -----------  -----------  -----------  -----------  ------------  ------------
Balance at December
 31, 1995............         200      20,000      157,000    2,435,000   (1,432,000)   4,176,000    33,114,000    38,470,000
Distributions of
 partnership equity
 and other equity
 interests...........         --          --           --    (2,543,000)  (5,394,000)         --     (1,633,000)   (9,570,000)
Proceeds from the
 sale of common stock
 to the public, net
 of offering costs ..  16,845,205     169,000   73,155,000          --           --           --            --     73,324,000
Stock issued and
 goodwill recorded in
 connection with the
 acquisition of
 investment in Joint
 Venture.............     547,000       5,000    4,983,000          --           --           --            --      4,988,000
Acquisition of
 minority limited
 partners' interests.         --          --    (7,464,000)         --           --           --            --     (7,464,000)
Deferred taxes
 recorded in
 connection with the
 Consolidation
 Transactions........         --          --    (9,464,000)         --           --           --            --     (9,464,000)
Interest accrued on
 deferred installment
 gains in connection
 with the
 Consolidation
 Transactions........         --          --      (820,000)         --           --           --            --       (820,000)
Net income (loss)....         --          --           --     7,021,000    3,568,000     (164,000)    3,755,000    14,180,000
Exchange of partners'
 and members' equity
 for stock in
 connection with the
 Consolidation
 Transactions........        (200)    (20,000)  37,380,000   (1,370,000)   3,258,000   (4,012,000)  (35,236,000)          --
                       ----------   ---------  -----------  -----------  -----------  -----------  ------------  ------------
Balance at December
 31, 1996............  17,392,205   $ 174,000  $97,927,000  $ 5,543,000  $       --   $       --   $        --   $103,644,000
                       ==========   =========  ===========  ===========  ===========  ===========  ============  ============


        See accompanying notes to the consolidated financial statements.

                    SIGNATURE RESORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1996          1995          1994
                                       ------------  ------------  ------------
OPERATING ACTIVITIES
Net income...........................  $ 14,180,000  $ 10,913,000  $  4,291,000
Adjustments to reconcile net income
 to net cash (used in) provided by
 operating activities:
 Depreciation and amortization.......     2,378,000     1,676,000       489,000
 Provision for bad debt expense......     2,706,000     1,787,000       923,000
 Equity loss on investment in joint
  venture............................       236,000     1,649,000       271,000
 Changes in operating assets and
  liabilities:
   Cash in escrow....................       665,000       481,000    (1,484,000)
   Due from related parties..........    (6,637,000)   (2,701,000)          --
   Prepaid expenses and other assets.    (5,543,000)     (449,000)   (1,034,000)
   Real estate and development costs.   (48,370,000)  (13,305,000)  (17,671,000)
   Other receivables.................      (905,000)   (5,363,000)     (549,000)
   Accounts payable..................     4,566,000     3,409,000        25,000
   Accrued liabilities...............     6,171,000     2,923,000     3,682,000
   Income taxes payable..............       438,000           --            --
   Deferred taxes....................     1,343,000           --            --
   Due to related parties............       165,000     1,284,000        93,000
                                       ------------  ------------  ------------
Net cash (used in) provided by
 operating activities................   (28,607,000)    2,304,000   (10,964,000)
                                       ------------  ------------  ------------
INVESTING ACTIVITIES
Expenditures for investment in joint
 venture.............................           --            --     (4,565,000)
Expenditures for property and
 equipment...........................    (1,865,000)   (1,764,000)     (221,000)
Expenditures for intangible assets...      (907,000)   (1,705,000)   (3,147,000)
Mortgages receivable.................   (38,412,000)  (33,450,000)  (17,007,000)
                                       ------------  ------------  ------------
Net cash used in investing
 activities..........................   (41,184,000)  (36,919,000)  (24,940,000)
                                       ------------  ------------  ------------
FINANCING ACTIVITIES
Proceeds from notes payable to
 financial institutions..............   103,815,000    71,062,000    35,266,000
Payments on notes payable to
 financial institutions..............   (81,467,000)  (33,106,000)  (16,358,000)
Proceeds from notes payable to
 related parties.....................     5,606,000     3,711,000     5,145,000
Payments on notes payable to related
 parties.............................   (15,049,000)   (1,343,000)   (2,569,000)
Equity contributions.................           --      1,208,000    15,520,000
Proceeds from Initial Public
 Offering............................    73,324,000           --            --
Acquisition of minority limited
 partners' interests.................    (7,464,000)          --            --
Equity distributions.................    (9,570,000)   (4,430,000)     (870,000)
                                       ------------  ------------  ------------
Net cash provided by financing
 activities..........................    69,195,000    37,102,000    36,134,000
                                       ------------  ------------  ------------
Net (decrease) increase in cash and
 cash equivalents....................      (596,000)    2,487,000       230,000
Cash and cash equivalents, beginning
 of period...........................     4,342,000     1,855,000     1,625,000
                                       ------------  ------------  ------------
Cash and cash equivalents, end of
 period..............................  $  3,746,000  $  4,342,000  $  1,855,000
                                       ============  ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid during the period for
 interest............................  $ 12,225,000  $  5,414,000  $  3,646,000
Cash paid during the period for
 income taxes........................  $  1,282,000  $        --   $        --
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INFORMATION
Goodwill recorded on Investment in
 Joint Venture in connection with the
 Consolidation Transactions..........  $  4,988,000
Deferred taxes recorded in connection
 with the Consolidation Transactions.  $  9,464,000
Interest accrued on deferred
 installment gains recorded in
 connection with the Consolidation
 Transactions........................  $    820,000
Net assets of predecessor
 partnerships acquired in exchange
 for 11,354,705 shares of common
 stock in connection with the
 Consolidation Transactions..........  $ 37,380,000

        See accompanying notes to the consolidated financial statements.

                   SIGNATURE RESORTS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1996 AND 1995

1. NATURE OF BUSINESS

  Signature Resorts, Inc. and its wholly-owned subsidiaries (the Company) generate revenues from the sale and financing of timeshare interests in their resorts, which typically entitle the owner to use a fully furnished vacation resort in perpetuity, typically for a one-week period each year (each, a Vacation Interval). The Company's principal operations consist of (i) developing and acquiring vacation ownership resorts, (ii) marketing and selling Vacation Intervals at its resorts, (iii) providing consumer financing for the purchase of Vacation Intervals at its resorts, and (iv) managing the operations of its resorts.

  The Company was incorporated in May 1996. On August 20, 1996, the Company consummated an initial public offering of a portion of its common stock (the Initial Public Offering) by offering 6,037,500 shares to the public. The gross proceeds from the public offering were $84,525,000. The Company incurred $11,202,000 of expenses associated with this offering. Concurrent with the Initial Public Offering, certain predecessor limited partnerships, limited liability companies and corporations (the Entities) exchanged their direct or indirect interest in, and obligations of the entities, for shares of the Company's common stock (the Consolidation Transactions).

  The accompanying consolidated financial statements reflect the financial position and results of operations of the following subsidiaries since the date they were acquired or formed:

                                                              DATE RESORT ACQUIRED/
                          RESORT PROPERTY                       DATE OF FORMATION
                          ---------------                     ---------------------
Signature Resorts, Inc.
Cypress Pointe Resorts,
 L.P.                     Cypress Pointe Resort                   November 1992
Vacation Ownership
Marketing Company         Cypress Pointe Resort                   November 1992
Fall Creek Resort, L.P.   Plantation at Fall Creek                July 1993
Vacation Resort
Marketing of Missouri,
Inc.                      Plantation at Fall Creek                July 1993
Port Royal Resort, L.P.   Royal Dunes Resort                      April 1994
Grand Beach Resort,
Limited Partnership       Embassy Vacation Resort Grand Beach     January 1995
Resort Marketing
International-Orlando     Embassy Vacation Resort Grand Beach     January 1995
AKGI-Royal Palm,
C.V.O.A.                  Royal Palm Beach Club                   July 1995
AKGI-Flamingo, C.V.O.A.   Flamingo Beach Club                     August 1995
San Luis Resort
Partners, LLC             San Luis Bay Inn                        June 1996
Lake Tahoe Resort
Partners, LLC             Embassy Vacation Resort Lake Tahoe      May 1996
Premier Resort
Management, Inc.
Resort Telephone & Cable
of Orlando, Inc.
USA Vacation Investors,
L.P.
Kabushiki Gaisha Kei,
LLC
Argosy/KOAR Group, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  For periods prior to August 20, 1996, the accompanying financial statements include the combined accounts of Signature Resorts, Inc. and the companies presented in Note 1 that were acquired or formed prior to August 20, 1996. These companies became wholly-owned subsidiaries in connection with the Consolidation Transactions. As a result, the combined accounts are now referred to as consolidated financial statements for the historical periods presented. All significant intercompany transactions and balances have been eliminated from these consolidated financial statements.

                   SIGNATURE RESORTS, INC. AND SUBSIDIARIES

  The Consolidation Transactions have been accounted for as a reorganization of entities under common control. Accordingly, the net assets of the predecessor entities were recorded at the predecessor entities' basis. In addition, the accompanying financial statements reflect the historical results of operations of the predecessor partnerships on a combined basis.

 Cash and Cash Equivalents

  Cash and cash equivalents consist of cash, money market, and all highly liquid investments purchased with an original maturity of three months or less.

 Cash in Escrow

  Cash in escrow is restricted cash consisting of deposits received on sales of Vacation Intervals that are held in escrow until a certificate of occupancy is obtained or the legal recission period has expired.

 Real Estate and Development Costs

  Real estate is valued at the lower of cost or net realizable value. Development costs include both hard and soft construction costs and together with real estate costs are allocated to Vacation Intervals based upon their relative sales values. Interest, taxes, and other carrying costs incurred during the construction period are capitalized.

 Property and Equipment

  Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of 3 to 7 years.

  Depreciation and amortization expense related to property and equipment was $403,000, $338,000 and $60,000 in 1996, 1995, and 1994, respectively.

 Intangible Assets

  Organizational costs incurred in connection with the formation of the Company have been capitalized and are being amortized on a straight-line basis over a period of three to five years. Start-up costs relate to costs incurred to develop a marketing program prior to receiving regulatory approval to market the related property and are being amortized on a straight line basis over a period of one year.

  Financing and loan origination fees incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the life of the respective loans.

  Goodwill recorded in connection with the acquisition of the Investment in Joint Venture is being amortized by a fixed amount per Interval as Intervals are sold.

 Revenue Recognition

  The Company recognizes sales of Vacation Intervals on an accrual basis after a binding sales contract has been executed, a 10% minimum down payment has been received, the recission period has expired, construction is substantially complete, and certain minimum sales levels have been achieved. If all the criteria are met except that construction is not substantially complete, then revenues are recognized on the percentage-of-completion (cost to cost) basis. For sales that do not qualify for either accrual or percentage-of-completion accounting, all revenue is deferred using the deposit method.

                   SIGNATURE RESORTS, INC. AND SUBSIDIARIES

  Revenues from resort management and maintenance services are recognized on an accrual basis as earned.

 Income Taxes

  Prior to August 20, 1996, the predecessor entities were taxed either as a corporation at the corporate level, as an S corporation taxable at the shareholder level, or as a partnership taxable at the partner level. As a result of the Consolidation Transactions, the Company became subject to federal, state, and foreign income taxes from the effective date of the Initial Public Offering. The pro forma net income per common and common equivalent share uses the historical net income of the Company as adjusted by the unaudited pro forma provision for income taxes to reflect the net income per common and common equivalent share, as if the Company had been treated as a C corporation rather than as individual limited partnerships and limited liability companies for federal income tax purposes for the years ended December 31, 1996, 1995 and 1994.

  The Company accounts for income taxes using an asset and liability approach in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which the related deferred tax assets or liabilities are expected to be settled or realized. Income tax expense consists of the taxes payable for the current period and the change during the period in deferred tax assets and liabilities.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Newly Issued Accounting Standards

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 was adopted during the year ended December 31, 1996. SFAS 123 requires that the Company's financial statements include certain disclosures about stock-based employee compensation arrangements and permits the adoption of a change in accounting for such arrangements. Changes in accounting for stock-based compensation are optional and the Company has adopted the disclosure requirements.

  In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for the expected disposition of long-lived assets. The Company adopted SFAS 121 in the first quarter of 1996 and there was no effect on the Company's operations or financial position.

 Reclassifications

  Certain reclassifications were made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

                   SIGNATURE RESORTS, INC. AND SUBSIDIARIES

3. ACCOUNTS RECEIVABLE

  The Company has accrued insurance claims as a result of hurricane damage to its Royal Palm and Flamingo properties located in St. Maarten, Netherlands Antilles of $1.25 million and $3.8 million at December 31, 1996 and 1995, respectively. The receivable at December 31, 1996 consists of business interruption insurance claims. The Company has submitted additional claims above the amounts accrued for business interruption insurance and is in negotiations with its carriers regarding these claims. Subsequent to December 31, 1996, the Company collected $650,000 in partial payment of this receivable.

4. MORTGAGES RECEIVABLE

  The Company provides financing to the purchasers of Vacation Intervals which are collateralized by their interest in such Vacation Intervals. The mortgages receivable generally bear interest at the time of issuance of between 12% and 17% and remain fixed over the term of the loan, which is five to ten years. The weighted average rate of interest on outstanding mortgages receivable is 15% as of December 31, 1996.

  At December 31, 1996 and 1995, approximately $3.7 million and $1.8 million, respectively, of mortgages receivable are non-interest bearing. These mortgages have not been discounted as management has determined that the effect would not be material to the consolidated financial statements.

  Additionally, the Company has accrued interest receivable related to mortgages receivable of $1,452,000 and $861,000 at December 31, 1996 and 1995, respectively. The accrued interest receivable at December 31, 1996 and 1995 is net of an allowance for doubtful accounts of $165,000 and $145,000, respectively, and is included in other receivables, net.

  The following schedule reflects the principal maturities of mortgages receivable:

      Year ending December 31:
        1997...................................................... $ 17,614,000
        1998......................................................   15,842,000
        1999......................................................   14,854,000
        2000......................................................   14,769,000
        2001......................................................   14,287,000
        Thereafter................................................   30,098,000
                                                                   ------------
        Total principal maturities of mortgages receivable........  107,464,000
        Less allowance for doubtful accounts......................   (6,644,000)
                                                                   ------------
        Net principal maturities of mortgages receivable.......... $100,820,000
                                                                   ============

  The Company considers all mortgages receivable past due more than 60 days to be delinquent. At December 31, 1996, approximately $9.2 million of mortgages receivable were delinquent.

                   SIGNATURE RESORTS, INC. AND SUBSIDIARIES

  The activity in the mortgages receivable allowance for doubtful accounts is as follows:

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                       -----------------------
                                                          1996         1995
                                                       -----------  ----------
   Balance, beginning of the period................... $ 5,590,000  $1,571,000
   Increase (decrease) in allowance for purchased
    mortgage receivables..............................    (400,000)  3,156,000
   Provision..........................................   2,706,000   1,787,000
   Receivables charged off............................  (1,252,000)   (924,000)
                                                       -----------  ----------
   Balance, end of the period......................... $ 6,644,000  $5,590,000
                                                       ===========  ==========

  During September 1995, the Company recorded an allowance for doubtful accounts of $3,412,000 for certain mortgage portfolios acquired in conjunction with the acquisition of the two properties in St. Maarten.

5. REAL ESTATE AND DEVELOPMENT COSTS

  Real estate and development costs and accumulated cost of sales consist of the following:

                                                          DECEMBER 31,
                                                    --------------------------
                                                        1996          1995
                                                    ------------  ------------
   Land............................................ $ 32,923,000  $ 19,734,000
   Development costs, excluding capitalized
    interest.......................................  105,972,000    57,970,000
   Capitalized interest............................   10,568,000     5,300,000
                                                    ------------  ------------
   Total real estate and development costs.........  149,463,000    83,004,000
   Less accumulated cost of sales..................  (54,336,000)  (36,247,000)
                                                    ------------  ------------
   Net real estate and development costs........... $ 95,127,000  $ 46,757,000
                                                    ============  ============

6. INVESTMENT IN JOINT VENTURE

  The Company owns partnership interests in the Embassy Vacation Resort at Poipu Point, Koloa, Kauai, Hawaii (the "Poipu Partnership"). As co-managing general partner, the Company holds a 0.5% partnership interest for purposes of distributions, profits and losses. The Company is also a limited partner and holds a 29.93% limited partnership interest for purposes of distributions, profits and losses, for a total partnership interest of 30.43%. In addition, following repayment of any outstanding partner loans, the Company is entitled to receive a preferred 10% per annum return on the initial capital investment of approximately $4.6 million. After payment of such preferred return and the return of approximately $4.6 million of capital to the Company on a pari passu basis with the other partner in the partnership, the Company is entitled to receive approximately 50% of the net profits. In the event certain internal rates of return specified under the partnership agreement are achieved, the Company is entitled to receive approximately 55% of the net profits.

                   SIGNATURE RESORTS, INC. AND SUBSIDIARIES

  Summarized financial information for the Poipu Partnership is as follows:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1996        1995
                                                        ----------- -----------
   Mortgages receivable................................ $15,920,000 $ 3,474,000
   Real estate and development costs...................  38,262,000   3,248,000
   Net property and equipment..........................     510,000  39,287,000
   Total assets........................................  60,474,000  50,696,000
   Notes payable.......................................  40,903,000  35,494,000
   Advances from partners..............................   6,675,000   4,000,000
   Partners' capital...................................   8,452,000   8,688,000
   Revenues............................................  23,904,000  10,119,000
   Net loss............................................     237,000   5,419,000

  Concurrent with the Initial Public Offering, the Company exchanged 547,000 shares of stock with the former holders of interests in the Poipu Partnership for the 30.43% interest in the joint venture. As a result of this exchange, $4,988,000 of goodwill was recorded as an increase in investment in joint venture and is being amortized on a per Interval basis as Intervals are sold. The amortization of such goodwill for the year ended December 31, 1996 was $168,000 and is included in equity loss on investment in joint venture. The Company also acquired a $2,547,000 note receivable from the partnership in connection with the exchange. The principal balance and accrued interest related to this note receivable was $2,031,000 and $291,000 respectively, and is included in due from related parties as of December 31, 1996.

7. INTANGIBLE ASSETS

  Intangible assets and accumulated amortization consist of the following:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
   Organizational costs............................... $ 2,569,000  $ 2,547,000
   Start-up costs.....................................   2,433,000    2,051,000
   Loan origination fees..............................     422,000      522,000
   Financing fees.....................................   1,620,000    1,444,000
                                                       -----------  -----------
   Total intangible assets............................   7,044,000    6,564,000
   Less accumulated amortization......................  (3,888,000)  (2,340,000)
                                                       -----------  -----------
   Net intangible assets.............................. $ 3,156,000  $ 4,224,000
                                                       ===========  ===========

  Amortization expense related to intangible assets was $1,975,000, $1,338,000 and $429,000 in 1996, 1995 and 1994, respectively. In addition, $426,000 of fully amortized intangibles were retired from the related asset and accumulated amortization accounts.

                    SIGNATURE RESORTS, INC. AND SUBSIDIARIES

8. NOTES PAYABLE

  Notes payable to financial institutions consist of the following:

                                                             DECEMBER 31
                                                       -----------------------
                                                          1996        1995
                                                       ----------- -----------
   Construction loans payable not to exceed $49.0
    million in the
    aggregate, interest payable monthly at prime plus
    2% (10.65% at December 31, 1995).................  $       --  $ 9,268,000
   Construction and acquisition loan payable, due
    October 31,1998 with interest payable monthly at
    LIBOR plus 4.25% (9.94% at December 31, 1995)
    collateralized by land, improvements and
    timeshare interests..............................          --    1,898,000
   Revolving lines of credit not to exceed $155.0
    million in the aggregate (limited by eligible
    collateral), with interest payable monthly at
    prime plus 2% to prime plus 3% (10.25% to 11.25%
    at December 31, 1996), payable in monthly
    installments of principal and interest equal to
    100% of all proceeds of the receivables
    collateral collected during the month but not
    less than the accrued interest, with any
    remaining principal due seven to ten years after
    the date of the last advance related to mortgages
    receivable, collateralized by specific mortgages
    receivable.......................................   58,767,000  41,917,000
   Revolving line of credit of $10.0 million,
    collateralized by certain mortgages receivable
    with interest payable at LIBOR plus 4.25% (9.78%
    at December 31, 1996), payable in monthly
    installments of principal and interest equal to
    100% of all proceeds of the receivables
    collateral collected during the month but not
    less than the accrued interest, with any
    remaining principal due October 31, 2003.........    6,043,000   1,571,000
   Revolving line of credit of $6.0 million, with
    interest payable monthly at prime plus 3% (11.25%
    at December 31, 1996), maturing seven years after
    the date of the last advance, collateralized by
    mortgages receivable.............................    2,523,000   3,874,000
   Working capital note payable of $4.0 million, with
    interest payable monthly at prime plus 2% (10.25%
    at December 31, 1996), due in April 1999,
    collateralized by certain mortgage receivables...    3,707,000     521,000
   Acquisition loans payable of $5.45 million, with
    interest payable monthly at prime plus 3% (11.25%
    at December 31, 1996), due on dates ranging from
    January 1998 to April 1998, payable with a
    portion of the proceeds received on the sale of
    Vacation Intervals, collateralized by specific
    mortgages receivable.............................    2,459,000   5,998,000
   Acquisition/construction loan payable of $9.0
    million, with monthly interest payable at prime
    plus 2% (10.25% at December 31, 1996), due by
    June 13, 1999, payable with a portion of the
    proceeds received on the sale of Vacation
    Intervals, collateralized by specific mortgages
    receivable.......................................    1,937,000         --
   Construction loan payable of $28.0 million, with
    monthly interest payable at plus prime plus 2%
    (10.25% at December 31, 1996) principal payable
    with a portion of the proceeds received on the
    sale of Vacation Intervals, collateralized by
    specific land and unsold interval inventory, due
    by April 30, 2000................................   11,792,000         --

                   SIGNATURE RESORTS, INC. AND SUBSIDIARIES

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1996        1995
                                                        ----------- -----------
   Construction loan payable of $11.0 million with
    monthly interest payable at prime plus 2% (10.25%
    at December 31, 1996) principal payable with a
    portion of the proceeds received on the sale of
    Vacation Intervals, collateralized by specific
    land and unsold interval inventory, due by May 19,
    1998..............................................  $   402,000 $       --
   Construction loan payable of $3.0 million with
    monthly interest payable at LIBOR plus 4.25%
    (9.78% at December 31, 1996) principal payable
    with a portion of the proceeds received on the
    sale of Vacation Intervals, collateralized by
    specific land and unsold interval inventory, due
    by October 31, 1998...............................      419,000         --
   Construction loan payable of $8.0 million with
    monthly interest payable at prime plus 2% (10.25%
    at December 31, 1996) principal payable with a
    portion of the proceeds received on the sale of
    Vacation Intervals, collateralized by specific
    land and unsold interval inventory, due by January
    14, 1998..........................................    2,226,000         --
   Non-interest bearing land purchase obligation (net
    of a $335,000 discount for imputed interest at
    8.5% in 1996) due October 1, 1997.................    2,165,000   1,500,000
   Note payable of $3.0 million with monthly interest
    payable at LIBOR plus 4.25% (9.78% at December 31,
    1996) payable with a portion of the proceeds on
    the sale of Vacation Intervals, collateralized by
    specific land ....................................      516,000         --
   Noninterest bearing land loan of $500,000 payable
    at $54 per interval sold with remaining balance
    due May 1, 1997...................................      500,000         --
   Notes payable to certain investors and former
    owners, with monthly principal payments of
    $100,000, plus interest at 12%, with additional
    interest of $325 per interval sold, due April 10,
    1998..............................................    1,655,000   2,900,000
   Noninterest bearing purchase money mortgage note,
    payable in annual installments of $2.0 million
    with final payment due November 5, 1997 (net of a
    discount of $670,000 for imputed interest at 8.5%
    at December 31, 1996 collateralized by specific
    land..............................................    1,330,000   5,588,000
   Other notes payable................................    1,203,000     261,000
                                                        ----------- -----------
   Total notes payable................................  $97,644,000 $75,296,000
                                                        =========== ===========

  Under the terms of the revolving lines of credit agreements, totaling approximately $175 million, the Company may typically borrow from 85% to 90% of the balances of the pledged mortgages receivable. A total of $105 million is available under these certain agreements at December 31, 1996, the borrowing capacity expires seven to ten years after the date on which the last advance related to mortgages receivable was executed.

  The loans contain certain covenants, the most restrictive of which require certain of the consolidated entities to maintain a minimum net worth and require certain expenses to not exceed certain percentages of sales. At December 31, 1996, the Company was in compliance with all covenants or had received waivers with respect to these covenants.

                   SIGNATURE RESORTS, INC. AND SUBSIDIARIES

  Subsequent to December 31, 1996, the Company paid $24,145,000 of the $97,644,000 notes payable outstanding at December 31, 1996. The expected maturities of the remaining notes payable, are as follows:

      Due in fiscal year
        1997........................................................ $22,282,000
        1998........................................................  15,592,000
        1999........................................................  13,529,000
        2000........................................................  12,698,000
        2001........................................................   8,316,000
        2002 and thereafter.........................................   1,082,000
                                                                     -----------
                                                                     $73,499,000
                                                                     ===========

9. RELATED-PARTY TRANSACTIONS

  At December 31, 1996, the Company, had accrued $3,603,000 and $1,587,000 as a receivable and payable, respectively, with the various homeowners' associations at its resorts. The Company accrued $652,000 and $1,418,000 as a receivable and payable, respectively, at December 31, 1995 with the homeowners' associations at its resorts. The related party payable to the homeowners' associations at December 31, 1995, included $1,030,000 of a special assessment fee charged to the Company. The Company generally accrues receivables from homeowners' associations for management fees and certain other expenses. Payables to the homeowners' associations consist mostly of maintenance fees for units owned by the Company. All of these amounts are classified as due from and due to related parties in the accompanying consolidated balance sheets.

  The Company recorded a receivable of $1,154,000 and $121,000 from two of its predecessor partnerships at December 31, 1995, for predevelopment costs incurred by the Company at its Embassy Vacation Resort Lake Tahoe and San Luis Bay Resorts. These receivables were included as due from related parties. Such predecessor partnerships were consolidated into the Company on August 20, 1996, as a result of the Consolidation Transactions.

  The Company also made payments of $295,000 during the twelve months ended December 31, 1995, to an affiliate of the Company for construction consulting and expense reimbursement. For the year ended December 31, 1996, no such payments were made.

  Notes payable to related parties as of December 31, 1995 consist of the following:

   Notes payable to CPI Securities, L.P., an affiliate of a limited partner, with interest at 12%, payable monthly and the entire principal balance and all accrued interest due on December 31,
    1996...........................................................  $2,722,000
   Notes payable to Grace Investments, Ltd. one of the limited partners, with interest at 12% payable monthly, due on December
    31, 1996.......................................................   1,667,000
   Notes payable to Dickstein & Company, L.P., an affiliate of a limited partner, with interest payable monthly at 12%, due on
    December 31, 1996..............................................   1,111,000
   Acquisition loan payable with interest payable at 12%, due on
    December 31, 1996..............................................   1,495,000
   Notes payable to partners, with interest accrued at 16%, payable
    on demand......................................................   2,157,000
   Other...........................................................     291,000
                                                                     ----------
   Total notes payable to related parties..........................  $9,443,000
                                                                     ==========

                   SIGNATURE RESORTS, INC. AND SUBSIDIARIES

  During 1996, notes payable to related parties were satisfied as part of the Consolidation Transactions.

10. COMMITMENTS AND CONTINGENCIES

  The Company has license agreements with Embassy Vacation Resorts, a division of The Promus Corporation ("Promus"), to franchise the Grand Beach and Lake Tahoe properties. The agreements allow the resorts to be operated and marketed as "Embassy Vacation Resorts." The agreements provide for Promus to be paid a percentage of net sales of the Embassy Vacation Resort properties. Additional terms are stated in the related license agreements.

  The Company has an agreement with Westin Hotels & Resorts ("Westin") to acquire, develop, and sell Vacational Intervals at four and five star Westin Vacation Clubs. In December 1996, the Company announced plans to acquire the first Westin Vacation Club. This property will be located in St. John, U. S. Virgin Islands. The Company and Westin will form the Westin Partnership owned 50% each by the Company and Westin to acquire an interest in the St. John Resort. Of the $10.5 million purchase price, each company is obligated to contribute $2.5 million. The remaining $5.5 million of the acquisition price will be paid by the Westin Partnership using debt financing. In addition, the Westin Partnership will borrow approximately $7.1 million to complete the conversion of the project to a Westin Vacation Club.

  The Company is currently subject to litigation and claims regarding employment, tort, contract, construction, and commission dispute, among others. In the judgment of management, none of such lawsuits or claims against the Company is likely to have a material adverse effect on the Company or its business.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

  SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

  Cash and cash equivalents and cash in escrow: The carrying amount reported in the balance sheet for cash and cash equivalents and cash in escrow approximates their fair value because of the short maturity of these instruments.

  Mortgages receivable: The carrying amount reported in the balance sheet for mortgages receivable approximates its fair value because the weighted average interest rate on the portfolio of mortgages receivable approximates current interest rates to be received on similar current mortgages receivable.

  Notes payable to financial institutions: The carrying amount reported in the balance sheet for notes payable approximates its fair value because the interest rates on these instruments approximate current interest rates charged on similar current borrowings.

  Notes payable to related parties: The fair value of the notes payable to related parties is not determinable since these financial instruments are not readily marketable and are payable to related parties.

12. OTHER INCOME

  Included in other income for the year ended December 31, 1996, is $3.5 million of income from the realization of purchased mortgages receivable, $1.7 million of income related to the settlement of certain receivables from the former owners of the St. Maarten properties, $2.0 million of rental income, $0.9 million of management fees, and $1.0 million of consulting and development income related to certain joint marketing programs. Other income for the year ended December 31, 1995, consists primarily of business interruption insurance proceeds of $2.0 million, income from the realization of purchased mortgages receivable of $2.2 million, rental income of $1.3 million and management fees of $841,000.

                   SIGNATURE RESORTS, INC. AND SUBSIDIARIES

13. SUBSEQUENT EVENTS

  Subsequent to December 31, 1996, the Company completed an offering (the "Convertible Offering") of $138.0 million of 5.75% convertible subordinated notes due 2007, and an offering (the "Stock Offering") of 4,000,000 shares of Common Stock, including 2,400,000 shares of Common Stock sold by certain selling stockholders. The proceeds received by the Company, after deducting underwriting discounts and estimated expenses of the Stock Offering and the Convertible Offering, were approximately $53.3 million and $133.6 million, respectively.

  On September 23, 1996, the Company announced the signing of a merger agreement to acquire AVCOM International Inc. for approximately $34.6 million of the Company's common stock plus the assumption of net debt. AVCOM is the parent company of All Seasons Resorts, Inc., a developer, marketer and operator of timeshare resorts in Arizona, California and Texas. On February 7, 1997 this merger was consummated. Under the terms of the merger agreement, the Company issued approximately 883,000 shares of its common stock in exchange for all the outstanding capital stock of AVCOM. The merger will be treated as a pooling of interests.

  As of December 31, 1996, the Company recorded a receivable from AVCOM for $3,025,000 and accrued interest of $89,000 in connection with advances made as part of the merger agreement. These receivables are included in due from related parties. In addition, the Company has also capitalized $1,600,000 of merger costs that are to be expensed upon the consummation of the merger. The Company had also accrued a receivable at $778,000 from AVCOM related to certain expenditures made by the Company for the benefit of AVCOM. This receivable is included in prepaid expenses and other assets.

  The following table presents a summary of the proforma revenue, net income, and earnings per share if the merger between the Company and AVCOM had taken place on January 1, 1996:

     Pro forma total revenue (unaudited)......................... $142,869,000
     Pro forma net loss (unaudited).............................. $ (1,352,000)
     Pro forma loss per share (unaudited)........................ $       (.09)

  The Pro forma net loss includes approximately $13.6 million related to changes in accounting methods and the write-down and write-off of certain AVCOM assets.

                   SIGNATURE RESORTS, INC. AND SUBSIDIARIES

14. STOCK OPTIONS

  The Company issued 1,769,000 stock options during 1996 which were outstanding at December 31, 1996. 19,000 of these options are subject to stockholder approval at the 1997 Annual Stockholders Meeting. The Company accounts for these options under APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. Under SFAS 123, the Company's net income and unaudited pro forma earnings per share would have been $11,902,000 and $0.61, respectively, during the year ended December 31, 1996. SFAS 123 would not have affected the Company's net income and earnings per share for the years ended December 31, 1995 and 1994. A summary of the Company's stock options for the year ended December 31, 1996 is presented below.

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                               OPTIONS   PRICE
                                                              --------- --------
      Outstanding options, beginning of year.................       --      --
      Granted................................................ 1,769,000  $15.44
      Exercised..............................................       --      --
      Forfeited..............................................       --      --
      Expired................................................       --      --
                                                              ---------  ------
      Outstanding options, end of year....................... 1,769,000  $15.44
                                                              =========  ======
      Exercisable at end of year.............................   348,000  $15.27
      Weighted average fair value of options granted.........  $   6.35

  The following is a summary of the exercise prices and terms of the 1,769,000 options granted during 1996.

     EXERCISE
       PRICE                                                    OPTIONS  TERM
     --------                                                   ------- -------
       $12.00.................................................. 375,000 4 years
        14.00.................................................. 529,000 5 years
        14.00.................................................. 450,000 3 years
        17.81..................................................  40,000 5 years
        18.125................................................. 110,000 4 years
        24.125................................................. 265,000 4 years

  The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.0%, expected dividend yield of zero, expected volatility of 35%, and expected lives of 5 years.

15. EMPLOYEE BENEFIT PLANS

  During 1996, the Company authorized 500,000 shares of Common Stock to be issued in connection with its 1996 Equity Participation Plan and The Employee Stock Purchase Plan (the "Plan"). The Plan allows employees that work at least 20 hours per week to purchase Common Stock of the Company at a 15% discount from the lesser of the stock price on the date of grant or the date the stock is purchased. Employees may purchase up to a maximum of 10% of their annual compensation or $25,000. As of December 31, 1996, no shares were issued or outstanding related to the Plan.

  The Company also sponsors a 401(k) deferred savings plan (the "401(k) Plan") in which employees can contribute up to 10% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Under the terms of the 401(k) Plan, the Company can, at its option, match 50% of employee contributions up to three percent of compensation. No contributions were made to the 401(k) Plan by the Company during 1996.

                   SIGNATURE RESORTS, INC. AND SUBSIDIARIES

16. INCOME TAXES

  On August 20, 1996, the Company consummated a public offering which made it subject to federal, state, and foreign income taxes from the effective date of the Initial Public Offering. In addition, the Company is now required to record a deferred tax liability for cumulative temporary differences between financial reporting and tax reporting following the effective date of the Initial Public Offering. For the year ended December 31, 1996, the Company recorded approximately $1,720,000 of current income tax expense and approximately $1,343,000 of deferred income tax expense. Additionally, the Company recorded deferred taxes of $9,464,000 related to deferred taxes from prior years that were assumed as part of the Initial Public Offering. The total current tax liability and deferred tax liability at December 31, 1996 was $438,000 and $10,807,000, respectively.

  The Company has recorded $820,000 of accrued interest related to deferred installment gains from previous years that were assumed as part of the Initial Public Offering. During the year ended December 31, 1996, the Company recorded an additional $78,000 of expense related to these deferred installment gains.

  Prior to August 20, 1996, the predecessor entities were taxed either as a corporation at the corporate level, as an S corporation taxable at the shareholder level, or as a partnership taxable at the partner level. Accordingly, the table below summarizes the unaudited pro forma provision for income taxes that would have been reported had the Company been treated as a C corporation rather than as individual limited partnerships and limited liability companies for federal income tax purposes for the years ended December 31, 1996, 1995 and 1994. The Company's actual income tax provision is presented for the period subsequent to August 20, 1996.

                                         FOR THE YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------
                                                     PRO FORMA UNAUDITED
                                              ----------------------------------
                                      1996       1996       1995        1994
                                   ---------- ---------- ----------  -----------
   Current:
     Federal...................... $1,428,000 $2,644,000 $1,579,000  $   361,000
     State........................    227,000    427,000      5,000          --
     Foreign......................     65,000     65,000    662,000          --
                                   ---------- ---------- ----------  -----------
                                    1,720,000  3,136,000  2,246,000      361,000
   Deferred:
     Federal...................... $1,234,000 $3,056,000 $1,477,000  $ 1,018,000
     State........................    109,000    360,000    633,000      239,000
     Foreign......................        --         --      (7,000)         --
                                   ---------- ---------- ----------  -----------
                                    1,343,000  3,416,000  2,103,000    1,257,000
                                   ---------- ---------- ----------  -----------
   Provision for income taxes..... $3,063,000 $6,552,000 $4,349,000  $ 1,618,000
                                   ========== ========== ==========  ===========

  The reconciliation between the statutory provision for income taxes and the actual provision for income taxes is shown as follows:

                                        FOR THE YEAR ENDED DECEMBER 31,
                                  --------------------------------------------
                                                   PRO FORMA UNAUDITED
                                             ---------------------------------
                                     1996       1996       1995        1994
                                  ---------- ---------- ----------  ----------
   Income tax at federal
    statutory rate............... $2,796,000 $5,863,000 $3,928,000  $1,459,000
   State tax, net of federal
    benefit......................    222,000    563,000    422,000     156,000
   Foreign tax, net of federal
    benefit......................        --         --      (8,000)        --
   Other.........................     45,000    126,000      7,000       3,000
                                  ---------- ---------- ----------  ----------
   Provision for income taxes.... $3,063,000 $6,552,000 $4,349,000  $1,618,000
                                  ========== ========== ==========  ==========

                   SIGNATURE RESORTS, INC. AND SUBSIDIARIES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax liabilities were as follows:

                                                    DECEMBER 31,
                                        --------------------------------------
                                                       PRO FORMA    PRO FORMA
                                                       UNAUDITED    UNAUDITED
                                            1996         1995         1994
                                        ------------  -----------  -----------
Deferred tax assets:
  Allowance for doubtful accounts...... $  2,525,000  $ 1,356,000  $   621,000
  Fixed assets & inventory.............    2,546,000     (453,000)      57,000
  Net operating loss carryforward......    2,968,000          --     1,048,000
  Federal benefit of state deferred
   tax.................................          --       364,000      149,000
  Foreign tax credit carryover.........      332,000      632,000          --
  Minimum tax credit carryover.........    1,570,000    2,502,000      923,000
                                        ------------  -----------  -----------
Total deferred tax assets..............    9,941,000    4,401,000    2,798,000
                                        ------------  -----------  -----------
Deferred tax liabilities:
  Installment sales....................  (20,557,000)  (8,951,000)  (4,581,000)
  Other................................     (191,000)     388,000     (268,000)
                                        ------------  -----------  -----------
Total deferred tax liabilities.........  (20,748,000)  (8,563,000)  (4,849,000)
                                        ------------  -----------  -----------
Net deferred tax liabilities...........  (10,807,000)  (4,162,000)  (2,051,000)
                                        ============  ===========  ===========

  Additionally, certain of the Company's consolidated affiliates include foreign corporations which are taxed at a regular rate up to 45%. The Company has filed a request for a tax holiday for AKGI-Royal Palm C.V.O.A. which effectively reduces the tax to 2%. This 2% tax liability rate will be in effect for the fiscal year ending December 31, 1997. Generally, a foreign tax credit is allowed for any taxes paid on foreign income up to the amount of U.S. tax.