Form 10-Q
period 1997-03-31
SIGNATURE RESORTS INC
filed 1997-05-14
CIK 1016577

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                           -------------------------
                                   FORM 10-Q
                           -------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________
                        Commission file number 000-21193

                           -------------------------

                             SIGNATURE RESORTS, INC.
             (Exact name of registrant as specified in its charter)

               Maryland                              95-4582157
        (State of incorporation)                 (I.R.S. Employer
                                                 Identification No.)

                      5933 W. CENTURY BOULEVARD, SUITE 210
                         LOS ANGELES, CALIFORNIA 90045
          (Address of principal executive offices, including zip code)

                                  310-348-1000
              (Registrant's telephone number, including area code)

                           -------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
                                             [x] Yes  [ ] No


         Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share, as of March 31, 1997: 19,890,841

================================================================================

                    Signature Resorts, Inc. and Subsidiaries

                                     INDEX


PART I.     FINANCIAL INFORMATION

Item 1      Financial Statements

            Consolidated statements of operations for the three months ended
                March 31, 1997 and March 31, 1996   . . . . . . . . . . . . . . . . . .      1

            Consolidated balance sheets as of
                March 31, 1997 and December 31, 1996 . .  . . . . . . . . . . . . . . .      2

            Consolidated statements of cash flows for three months ended
                March 31, 1997 and March 31, 1996 . . . . . . . . . . . . . . . . . . .      3

            Notes to the consolidated financial statements  . . . . . . . . . . . . . .   4 - 5


Item 2.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                      6-8

PART II.         OTHER INFORMATION

Item 6.          Exhibits and reports on Form 8-K . . . . . . . . . . . . . . . . . . .      9

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                    Signature Resorts, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                   Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                              March 31,         March 31,
                                                                1997              1996
                                                            ------------     ------------
Revenues:
   Interval sales                                           $ 45,796,000     $ 19,890,000
   Interest income                                             5,393,000        2,489,000
   Other income                                                2,366,000        1,648,000
                                                            ------------     ------------
Total Revenues                                                53,555,000       24,027,000

Costs and Operating expenses:
   Interval cost of sales                                     12,061,000        5,036,000

   Advertising sales and marketing                            20,760,000        9,456,000
   Loan portfolio:
        Interest expense - treasury                            2,341,000        1,541,000
        Other expenses                                           844,000          410,000
        Provision for doubtful accounts                        2,057,000          717,000

   General and administrative                                  7,122,000        4,134,000
   Depreciation and amortization                                 919,000          601,000
   Merger costs                                                1,693,000               --
                                                            ------------     ------------
Total Costs and Operating Expenses                            47,797,000       21,895,000
                                                            ------------     ------------
Net Operating Income                                           5,758,000        2,132,000

Other interest expense (net of capitalized
interest of $494,000 $847,000 at March 31, 1997
and 1996, respectively)                                        1,337,000          834,000

Limited partnership interest in profits                           24,000               --
Loss on equity investment                                         70,000            1,000
                                                            ------------     ------------
Income before taxes                                            4,327,000        1,297,000
Provision for income taxes                                     1,731,000         (414,000)
                                                            ------------     ------------
Net Income                                                  $  2,596,000     $  1,711,000
                                                            ============     ============

Weighted average number of common and common
    equivalent shares outstanding                             19,990,454       18,275,241

Earnings per common and common equivalent share             $       0.13     $       0.09
                                                            ============     ============




        See accompanying notes to the consolidated financial statements.

                    Signature Resorts, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                 (Unaudited)

                                                                         March 31,        December 31,
                                                                           1997               1996
                                                                       -------------      -------------
ASSETS
Cash and cash equivalents                                              $ 106,545,000      $   7,244,000
Cash in escrow                                                             2,333,000          1,281,000
Mortgages receivable, net of an allowance of $11,116,000
    and $9,840,000 at March 31, 1997 and
    December 31, 1996, respectively                                      167,547,000        148,488,000
Due from related parties                                                   7,180,000          7,333,000
Other receivables, net                                                     4,925,000          7,903,000
Prepaid expenses and other assets                                          7,932,000         10,461,000
Investment in joint venture                                                7,327,000          7,397,000

Real estate and development costs                                        132,422,000        122,821,000
Property and equipment, net                                               11,465,000          9,922,000
Intangible assets, net                                                     6,532,000          3,156,000
                                                                       -------------      -------------
     Total assets                                                      $ 454,208,000      $ 326,006,000
                                                                       =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                       $  15,201,000      $  20,490,000
Accrued liabilities                                                       27,890,000         32,737,000
Due to related parties                                                       718,000          2,434,000
Income taxes payable                                                       2,285,000            438,000
Deferred taxes                                                             4,990,000          5,493,000
Notes payable to financial institutions                                  110,586,000        165,934,000
Convertible Subordinated Notes                                           138,000,000                 --
                                                                       -------------      -------------
     Total liabilities                                                 $ 299,670,000      $ 227,526,000

Partners' equity                                                           1,545,000          1,538,000

Stockholders' equity:
     Preferred stock (25,000,000 shares authorized                                --                 --
              and none outstanding)
     Common stock ($0.01 par value, 50,000,000
               shares  authorized and 19,890,841
               and 18,275,241 outstanding as of
               March 31, 1997 and
               December 31, respectively)                                    199,000            183,000
     Additional paid in capital                                          153,597,000        100,158,000

     Accumulated deficit                                                    (803,000)        (3,399,000)
                                                                       -------------      -------------
Total stockholders' equity                                               152,993,000         96,942,000
                                                                       -------------      -------------


Total liabilities and stockholders' equity                             $ 454,208,000      $ 326,006,000
                                                                       =============      =============




        See accompanying notes to the consolidated financial statements.

                    Signature Resorts, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                           Three Months Ended
                                                                    --------------------------------
                                                                      March 31,          March 31,
                                                                        1997                1996
                                                                    -------------      -------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES

Net income                                                          $   2,596,000      $   1,711,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                           919,000            601,000
  Provision for bad debt expense                                        2,057,000            717,000
  Minority interest in profits of limited partnership                      24,000                 --
  Equity loss on investment in joint venture                               70,000              1,000
Changes in operating assets and liabilities:
  Cash in escrow                                                       (1,052,000)           (22,000)
  Restricted cash                                                              --            278,000
  Due from related parties                                                153,000           (223,000)
  Prepaid expenses and other assets                                     2,529,000         (2,422,000)
  Real estate and development costs                                    (9,601,000)       (13,130,000)
  Other receivables                                                     2,978,000          1,468,000
  Accounts payable                                                     (5,289,000)         2,397,000
  Accrued liabilities                                                  (4,847,000)         5,098,000
  Income taxes payable                                                  1,847,000           (200,000)
  Deferred taxes payable                                                 (503,000)          (816,000)
  Due to related parties                                               (1,716,000)            42,000
                                                                    -------------      -------------
Net cash used in operating activities                                  (9,835,000)        (4,500,000)
                                                                    -------------      -------------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Expenditures for property and equipment                              (1,945,000)        (3,287,000)
  Expenditures for intangible assets                                   (3,893,000)          (106,000)

  Mortgages receivable                                                (21,116,000)       (16,097,000)
                                                                    -------------      -------------
  Net cash used in investing activities                               (26,954,000)       (19,490,000)
                                                                    -------------      -------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds from notes payable                                          13,444,000         37,825,000
  Payments on notes payable                                           (68,792,000)       (14,651,000)
  Proceeds from convertible notes                                     138,000,000                 --
  Proceeds from notes payable to related parties                               --            205,000
  Payments on notes payable to related parties                                 --           (669,000)
  Proceeds from public offering                                        53,237,000                 --
  Proceeds from exercise of options                                       218,000                 --
  Distributions to limited partners                                       (17,000)                --
                                                                    -------------      -------------
  Net cash provided by financing activities                           136,090,000         22,710,000
                                                                    -------------      -------------
Net increase (decrease) in cash and cash equivalents                   99,301,000         (1,280,000)
Cash and cash equivalents, beginning of period                          7,244,000          5,871,000
                                                                    -------------      -------------
Cash and cash equivalents, end of period                            $ 106,545,000      $   4,591,000
                                                                    -------------      -------------



Supplemental disclosure of cash flow information:
  Interest paid                                                     $   2,464,000      $   3,246,000
  Taxes paid                                                        $     235,000      $     342,000


        See accompanying notes to the consolidated financial statements.

                    Signature Resorts, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

     Note 1 - Background

     These consolidated statements reflect the Company's February 1997 acquisition of AVCOM International, Inc. under the pooling of interest method of accounting for all periods presented (see Note 4) and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's 1996 Annual Report on Form 10-K (File No. 000-21193). The accounting policies used in preparing these consolidated financial statements are the same as those described in the aforementioned annual report.

     In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     Note 2 - Earnings Per Share

     During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. The statement establishes standards for computing and presenting earnings per share (EPS) and applies to publicly held common stock or potential common stock. The statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, Earnings Per Share (Opinion 15). It replaces presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.

     The statement requires implementation for the Company during the fourth quarter of 1997 and does not allow for early implementation. However, if the Company had implemented SFAS 128, both basic EPS and diluted EPS would have been $0.13 and $0.09, for the three months ended March 31, 1997 and 1996, respectively.

     Note 3 - Convertible Subordinated Note and Common Stock Offerings

     In February 1997, the Company consummated its offering (the "Convertible Offering") of $138 million aggregate principal amount of its 5.75% Convertible Subordinated Notes due 2007 (the "Convertible Notes") and its offering (the "Stock Offering" and together with the Convertible Offering the "Offerings") of
4.0 million shares of its Common Stock (including 1.6 million primary shares sold by the Company and 2.4 million secondary shares sold by certain selling stockholders).

     The net proceeds to the Company from the sale of the 1.6 million primary shares of Common Stock offered by the Company in the Stock Offering, based on public offering price of $36.50 per share, and from the sale of the $138 million aggregate principal amount of 5.75% Convertible Subordinated Notes due 2007 offered by the Company in the Convertible Offering, based on a public price of 100% of the principal amount thereof, in each case after deducting underwriting discounts and estimated expenses of the Offerings, were $53.1 million and $134.9 million, respectively.

     Note 4 - Merger

     On February 7, 1997, the Company consummated its merger (the "Merger") with AVCOM International, Inc. AVCOM International, Inc. ("AVCOM") is the parent company of All Seasons Resorts, a developer, marketer and operator of vacation ownership resorts with a total of ten resorts located in Arizona, California, and Texas. Pursuant to the terms of the Merger, AVCOM shareholders of record on February 7, 1997 received one share of the Company Common Stock for every 6.1538 shares of AVCOM common stock, resulting in a total of 883,036 shares of the Company Common Stock being issued as consideration in the Merger. The Company has accounted for the merger under the pooling of interest method of accounting for business combinations and has eliminated all intercompany transactions for periods presented.

     As a result of the Merger, the Company recorded a one-time charge to earnings of $1.7 million for charges that include fees and expenses payable to financial advisors, legal fees, and other transaction related expenses related to the Merger.

     Total revenues of the combined entities were $53,555,000 and $24,027,000 during the three months ended March 31, 1997 and 1996, respectively. AVCOM contributed $19,794,000 and $6,517,000 to the Company's total revenues for the three months ended March 31, 1997 and 1996, respectively, and the Company contributed the remaining $33,761,000 and $17,510,000 of total revenues for the same periods.

     Net income of the combined entities was $2,596,000 and $1,711,000 during the three months ended March 31, 1997 and 1996, respectively. AVCOM contributed net income of $1,149,000 and a net loss of $774,000 for the three months ended March 31, 1997 and 1996, respectively, and the Company contributed the remaining $1,447,000 and $2,485,000 of net income for the periods. The Company's income of $1,447,000 during the three months ended March 31, 1997 reflects the one time charge of $1.7 million.

     Total revenues and net income of the combined entities for the month ended January 31, 1997, the period ending prior to the Merger, were $15,674,000 and $914,000, respectively. AVCOM contributed $5,873,000 and $320,000 of total revenues and net income, respectively, and the Company contributed $9,801,000 and $594,000 of total revenues and net income, respectively, for the month ended January 31, 1997.

     Note 5 - Commitments

     On March 13, 1997 the Company announced the execution of a definitive agreement for the acquisition of the Savoy Hotel, located in the South Beach district of Miami Beach, Florida. Following the acquisition of the Savoy Hotel, which is expected to close in the second quarter of 1997, the Company intends to convert the existing 40 completed hotel units and the 28 partially completed units into approximately 65 studio, one and two bedroom vacation ownership units. Following the closing and the receipt of necessary governmental approvals, the Company intends to begin sales of vacation intervals at the Savoy at South Beach during the third quarter of 1997.

     Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     Comparison of the three months ended March 31, 1997 to the three months ended March 31, 1996. For the three months ended March 31, 1997 the Company achieved total revenue of $53.6 million compared to $24.0 million for the three months ended March 31, 1996, an increase of $29.6 million, or 123%. This increase was primarily due to a 130% increase in Interval sales and a 117% increase in interest revenue. The growth in Interval sales was due to both an increase in intervals sold to 3,445 in 1997 from 1,659 in 1996, an increase of 108%, and an increase in the average price of intervals sold to $13,293 in 1997 from $11,992 in 1996, an 11% increase. The growth in Intervals sold was due to the commencement of sales at five resorts (San Luis Bay, Embassy Vacation Resort Lake Tahoe, Sedona Summit and Scottsdale Villa Mirage).

     Interest revenue for the three month period increased $2.9 million to $5.4 million from $2.5 million in the comparable period in 1996 as a result of an increase in mortgages receivable, and increases in interest income from investments. Mortgages receivable increased to $167.5 million in 1997 from $99.1 million in 1996, an increase of $68.4 million, or 69%. Interest income from investments increased by approximately $0.9 million as a result of investing the proceeds received as part of the Convertible Offering and the Stock Offering that occurred in January 1997.

     Total Operating costs, excluding merger costs, for the three months ended March 31, 1997 and 1996 increased by $24.2 million, or 111%, to $46.1 million from $21.9, respectively. However, as a percentage of total revenues, total operating costs, excluding merger costs, decreased to 86% in 1997 from 91% in 1996. This decrease is attributable to a decrease in advertising sales and marketing as a percentage of Interval sales to 45% in 1997 from 48% in 1996, a decrease in interest expense as a percentage of total revenues to 4% in 1997 from 6% in 1996, a decrease in general and administrative expenses as a percentage of total revenues to 13% in 1997 from 17% in 1996. Interval cost of sales, as a percentage of Interval sales, increased to 26% in 1997 from 25% in 1996.

     Interest Expense - treasury increased $0.8 million to $2.3 million for the three months ended March 31, 1997 from $1.5 million for the comparable period in 1996. However, as a percentage of total revenues, interest expense declined to 4% from 6% in 1996 as the result of the Company financing its originated mortgage receivable portfolio with the proceeds from its Stock and Convertible Offerings.

     Loan portfolio-other expense increased $0.4 million for the three months ended March 31, 1997 to $0.8 million from $0.4 million in 1996. As a percentage of mortgage receivables, loan portfolio-other expense increased to 0.5% from 0.4% in the comparable period in 1996.

     The provision for doubtful accounts increased $1.4 million from the comparable period in 1996 to $2.1 million from $0.7 million. However, the allowance for loan losses as a percentage of gross mortgage receivables was 6.2% at March 31, 1997 compared to 6.5% at March 31, 1996 and 6.3% at December 31, 1996.

     General and administrative expenses increased to $7.1 million for the three months ended March 31, 1997 from $4.1 million for the three months ended March 31, 1996, an increase of 72%. However, as a percentage of total revenues, general and administrative expenses decreased to 13% in 1997 from 17% in 1996. The increase in general and administrative expenses was the result of (i) the addition of a number of senior officers and key executives in order to build the management and organizational infrastructure necessary to efficiently manage the Company's future growth, (ii) the Company's expenses and reporting obligations as a public company, (iii) increased overhead due to the acquisition of additional resorts, (iv) added salary, travel and office expenses attributable to the current and planned growth in the size of the Company and (v) the acquisition of AVCOM International, Inc.

     Depreciation and amortization increased $0.3 million, or 53%, to $0.9 million during the three months ended March 31, 1997 from $0.6 million during the three months ended 1996, reflecting increased depreciation and amortization from capital expenditures and intangible assets.

     As a result of the factors discussed above, income before taxes increased 234% to $4.3 million, or 8% of total revenues, from $1.3 million, or 5% of total revenues for the three months ended March 31, 1997 and 1996, respectively. Excluding the charge for merger related expenses of $1.7 million, income before taxes would have increased 364% to $6.0 million or 11% of total income.

     During the three months ended March 31, 1997, income taxes increased $2.1 million from March 31, 1996 as a result of the changes in the Company's status as a C corporation subsequent to its initial public offering in August of 1996. Previously, the company's predecessor entities only incurred foreign income taxes on their properties located in St. Maarten, Netherlands Antilles. In addition, during the three months ended March 31, 1996, AVCOM recorded a $0.5 million income tax benefit as a result of an operating loss for the period.

     Net income increased 52% to $2.6 million for the three months ended March 31, 1997 from $1.7 million for the comparable period in 1996.

     Liquidity and Capital Resources

     In February 1997, the Company consummated its offering (the "Convertible Offering") of $138 million aggregate principal amount of its 5.75% Convertible Subordinated Notes due 2007 (the "Convertible Notes") and its offering (the "Stock Offering" and together with the Convertible Offering the "Offerings") of
4.0 million shares of its Common Stock (including 1.6 million primary shares sold by the Company and 2.4 million secondary shares sold by certain selling stockholders). The net proceeds to the Company from the sale of the 1.6 million primary shares of Common Stock offered by the Company in the Stock Offering, based on public offering price of $36.50 per share, and from the sale of the $138 million aggregate principal amount of 5.75% Convertible Subordinated Notes due 2007 offered by the Company in the Convertible Offering, based on a public price of 100% of the principal amount thereof, in each case after deducting underwriting discounts and estimated expenses of the Offerings, were $53.1 million and $134.9 million, respectively.

     The Company has used $188 million in net proceeds of the Offerings as follows: (i) approximately $40.4 million to retire existing indebtedness of the Company and (ii) approximately $21.1 million to retire indebtedness of AVCOM that was assumed by the Company in the Merger, and intends to use the remaining proceeds as follows: (A) approximately $2.5 million to finance acquisition costs related to St. John Villas, and (B) the balance to complete construction and expansion at certain resorts and, to finance the acquisition and development of additional resorts and timeshare-related assets, to finance sales of vacation intervals, and for working capital and other general corporate purposes. Pending any such additional uses, the Company has invested the excess proceeds in commercial paper, bankers' acceptances, other short-term investment-grade securities and money market accounts.

     During the three months ended March 31, 1997 and 1996, cash used in operating activities was $9.8 million and $4.5 million, respectively. Cash used in operating activities was higher for the three months ended March 31, 1997 when compared to the comparable period in 1996 primarily due to timing related to the payment of AVCOM's current accounts payable and accrued liabilities, offset by decreases in the amount of expenditures made for real estate and development costs during the three months ended March 31, 1997. The decrease in capital expenditures for real estate and development costs was due to a decrease in the number of resorts undergoing construction as five resorts were undergoing construction in 1997 compared to seven resorts in 1996.

     Net cash used in investing activities for the three months ended March 31, 1997 and 1996 was $27.0 million and $19.5 million, respectively. For the three months ended March 31, 1997, the change in net mortgage receivables was $5.0 million higher than during the comparable period in 1996 due to an increased number of intervals sold and increase average sales price per interval sold. As of March 31, 1997, approximately 6.9% of the Company's consumer loans from the sale of vacation intervals were considered by the company to be delinquent (past due by 60 or more days) and the Company has completed or commenced foreclosure or deed-in-lieu of foreclosure on approximately 2.4% of its consumer loans. As of March 31, 1996, approximately 7.0% of the Company's consumer loans from the sale of vacation intervals were considered by the Company to be delinquent (past due by 60 or more days) and the Company has completed or commenced foreclosure or deed-in-lieu of foreclosure on approximately 2.0% of its consumer loans. In addition, net cash used in investing activities also increased as a result of $3.8 million in underwriting discounts and expenses associated with the Convertible Offering.

     For the three months ended March 31, 1997 and 1996, net cash provided by financing activities was $136.1 million and $22.7 million, respectively. The increase in cash provided by financing activities during the quarter ended March 31, 1997 resulted from the proceeds from the Offerings. The proceeds from the Offerings were used to reduce borrowings from financial institutions by $24.4 million and to prepay $54.1 million of notes payable to financial institutions.

     The Company is currently evaluating the acquisition and/or development of a number of resort properties and of completed Intervals as inventory. In addition, the Company is currently evaluating several timeshare asset and management and operating company acquisitions to integrate into or to expand the operations of the Company.

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




PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a) Reports on Form 8-K

             (I) Current report on Form 8-K, dated February 7, 1997 filed with the Commission on February 14, 1997, reporting the consummation of the merger with AVCOM International, Inc.

         (b) Exhibits

             27.1  Financial Data Schedule


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.


Date: May 14, 1997                  By: /s/ ANDREW D. HUTTON
                                        ---------------------------------
                                    Andrew D. Hutton
                                    Vice President and General Counsel

Date: MAY 14, 1997                  By: /s/ MICHAEL A. DEPATIE
                                        ---------------------------------
                                    Michael A. Depatie
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)