Form 10-Q
period 1997-06-30
SIGNATURE RESORTS INC
filed 1997-08-14
CIK 1016577

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                 ________________

                                   FORM 10-Q

                                 ________________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to_____________

                       Commission File Number 000-21193

                                 ________________

                            SIGNATURE RESORTS, INC.
            (Exact name of registrant as specified in its charter)

          Maryland                                         95-4582157
          (State of incorporation)                      (I.R.S. Employer
                                                       Identification No.)

                      1875 SOUTH GRANT STREET, SUITE 650
                          SAN MATEO, CALIFORNIA 94402
         (Address of principal executive offices including zip code))

                                 415-312-7171
             (Registrant's telephone number, including area code)

                                 ________________

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

     Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share as of June 30, 1997, 22,292,070.
                                --------------------------

================================================================================

                            SIGNATURE RESORTS, INC.



                                     INDEX


PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated statements of income for the three and six months ended
               June 30, 1997 and June 30, 1996......................................................      1

          Consolidated balance sheets as of
               June 30, 1997 and December 31, 1996..................................................      2

          Consolidated statements of cash flows for the six months ended
               June 30, 1997 and June 30, 1996......................................................      3

          Notes to the consolidated financial statements............................................      4 - 5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations           6 - 8


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.......................................      9

Item 6.   Exhibits and Reports on Form 8-K..........................................................      9

          Signatures................................................................................      10

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                            SIGNATURE RESORTS, INC.
                       Consolidated Statements of Income
               Three and Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)

                                                            Three Months Ended                     Six Months Ended
                                                                   June 30,                             June 30,
                                                           1997               1996                  1997          1996
                                                       ------------       ------------          -------------  -----------
Revenues:

  Vacation Interval sales                              $59,089,000        $37,051,000           $113,019,000   $68,226,000
  Interest income                                        9,363,000          6,244,000             17,779,000    11,899,000
  Other income                                           2,456,000          3,799,000              4,823,000     5,450,000
                                                       -----------        -----------           ------------   -----------
          Total revenues                                70,908,000         47,094,000            135,621,000    85,575,000
                                                       -----------        -----------           ------------   -----------
Costs and operating expenses:
  Vacation Interval cost of sales                       15,691,000         10,155,000             30,263,000    18,684,000
  Advertising, sales and marketing                      26,776,000         17,684,000             51,303,000    32,396,000
  Loan portfolio:
     Interest expense - treasury                         3,838,000          3,152,000              7,938,000     6,364,000
     Other expenses                                      1,870,000            859,000              3,292,000     2,220,000
     Provision for doubtful accounts                     1,510,000            973,000              3,648,000     2,269,000
  General and administrative                             8,062,000          4,365,000             16,287,000     8,322,000
  Depreciation and amortization                          1,374,000          1,002,000              2,431,000     1,707,000
  Merger costs                                           4,203,000                  -              5,896,000             -
                                                       -----------        -----------            -----------   -----------
          Total costs and operating expenses            63,324,000         38,190,000            121,058,000    71,962,000
                                                       -----------        -----------            -----------   -----------

 Income from operations                                  7,584,000          8,904,000             14,563,000    13,613,000
  Interest expense - other                               1,504,000          1,500,000              2,841,000     2,334,000
  Minority interest in profits of limited partnership       99,000             -                     123,000             -
  Equity loss on investment in joint venture                50,000             62,000                120,000        63,000
                                                            ------             ------                -------        ------

   Income before provision for income taxes and
    extraordinary item                                   5,931,000          7,342,000             11,479,000    11,216,000
   Provision for income taxes                            2,372,000            534,000              4,592,000       538,000
                                                       -----------        -----------            -----------   -----------
  Income before extraordinary item                       3,559,000          6,808,000              6,887,000   $10,678,000

  Extraordinary item, net of income taxes                  518,000                  -                518,000            -
                                                       -----------        -----------            -----------   -----------
   Net income                                          $ 3,041,000        $ 6,808,000            $ 6,369,000   $10,678,000
                                                       ===========        ===========            ===========   ===========

   Weighted average number of common and common
    equivalent shares outstanding                       22,763,867         14,638,970             22,571,182    14,638,970


   Earning per common and common equivalent share:
   Net income before extraordinary item                      $0.15              $0.47                  $0.30         $0.73
    Extraordinary item, net of income taxes                  (0.02)                 -                  (0.02)            -
                                                             -----              -----                  -----         -----
    Net income                                               $0.13              $0.47                  $0.28         $0.73
                                                             =====              =====                  =====         =====

        See accompanying notes to the consolidated financial statements.

                            SIGNATURE RESORTS, INC.
                          Consolidated Balance Sheets
                                 (Unaudited)

                                                                              June 30,        December 31,
                                                                                1997             1996
                                                                           --------------    ------------
ASSETS:
Cash and cash equivalents                                                    $  44,361,000    $ 14,387,000
Cash in escrow                                                                   1,925,000       1,712,000
Mortgages receivable, net of an allowance of $18,999,000 and
 $16,989,000 at June 30, 1997 and December 31, 1996, respectively              259,044,000     214,452,000
Due from related parties                                                        13,308,000      11,760,000
Other receivables, net                                                          15,834,000       7,903,000
Prepaid expenses and other assets                                               23,952,000      14,185,000
Investment in joint venture                                                      7,277,000       7,397,000
Real estate and development costs                                              134,215,000     137,401,000
Property and equipment, net                                                     13,830,000      11,504,000
Intangible assets, net                                                           7,503,000       4,495,000
                                                                             -------------    ------------
      Total assets                                                           $ 521,249,000    $425,196,000
                                                                             =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable                                                             $  13,942,000    $ 22,413,000
Accrued liabilities                                                             31,067,000      39,778,000
Due to related parties                                                           1,127,000       1,656,000
Income taxes payable                                                               439,000         438,000
Deferred taxes                                                                   3,863,000       3,545,000
Notes payable to financial institutions                                        154,280,000     235,690,000
Convertible subordinated notes                                                 138,000,000       -
                                                                             -------------    ------------
      Total liabilities                                                        342,718,000     303,520,000
                                                                             -------------    ------------

Minority Interest in consolidated limited partnership                              116,000       1,538,000
                                                                             -------------    ------------

Stockholders' equity:
      Preferred stock (25,000,000 shares authorized and none outstanding)        -               -
      Common stock ($0.01 par value, 50,000,000 shares
        authorized,  22,292,070 and 20,676,470 outstanding as of
      June 30, 1997 and December 31, 1996, respectively)                           223,000         207,000
      Additional paid in capital                                               155,145,000     101,953,000
      Retained earnings                                                         23,047,000      17,978,000
                                                                             -------------    ------------

Total stockholders' equity                                                     178,415,000     120,138,000
                                                                             -------------    ------------

Total liabilities and stockholders' equity                                   $ 521,249,000    $425,196,000
                                                                             =============    ============

       See accompanying notes to the consolidated financial statements.

                            SIGNATURE RESORTS, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                                              Six  Months Ended
                                                                                                      -----------------------------
                                                                                                        June 30,         June 30,

                                                                                                          1997             1996
                                                                                                      ----------        -----------

OPERATING ACTIVITIES:                                                                                     $6,369,000   $ 10,678,000
Net income
Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                                        2,431,000      1,707,000
      Provision for doubtful accounts                                                                      3,648,000      2,269,000
      Minority interest in profits of limited partnership                                                    123,000              -
      Equity loss on investment in joint venture                                                             120,000         63,000
Changes in operating assets and liabilities:
      Cash in escrow                                                                                        (213,000)       644,000
      Due from related parties                                                                            (1,548,000)     8,258,000
      Prepaid expenses and other assets                                                                   (9,767,000)     1,289,000
      Real estate and development costs                                                                    3,186,000    (41,007,000)
      Other receivables                                                                                   (7,931,000)    (8,327,000)
      Accounts payable                                                                                    (8,471,000)     7,929,000
      Accrued liabilities                                                                                 (8,711,000)    (2,753,000)
      Income taxes payable                                                                                     1,000       (231,000)
      Deferred taxes payable                                                                                 318,000       (335,000)
      Due to related parties                                                                                (529,000)      (607,000)

                                                                                                        ------------   ------------
Cash used in operating activities                                                                        (20,974,000)   (20,423,000)

                                                                                                        ------------   ------------

INVESTING ACTIVITIES:
       Investment in joint venture                                                                                 -       (601,000)
       Property and equipment                                                                             (3,288,000)    (4,081,000)
       Intangible assets                                                                                  (4,477,000)    (3,219,000)
       Mortgages receivable                                                                              (48,240,000)   (25,441,000)
                                                                                                        ------------   ------------
Cash used in investing activities                                                                        (56,005,000)   (33,342,000)
                                                                                                        ------------   ------------
FINANCING ACTIVITIES:
       Proceeds from notes payable to financial institutions                                              22,263,000     85,597,000
       Payments on notes payable to financial institutions                                              (103,673,000)   (32,994,000)
       Proceeds from convertible subordinated notes                                                      138,000,000             -
       Net proceeds from sale of common stock                                                             52,988,000             -
       Proceeds from exercise of common stock options                                                        220,000        404,000
       (Distributions to) contributions from  minority limited partners                                   (1,545,000)     1,050,000
       Equity distributions                                                                               (1,300,000)    (3,710,000)
                                                                                                        ------------   ------------
Cash provided by financing activities                                                                    106,953,000     50,347,000
                                                                                                        ------------   ------------
Net increase (decrease) in cash and cash equivalents                                                      29,974,000     (3,418,000)
Cash and cash equivalents, beginning of period                                                            14,387,000     16,806,000
                                                                                                        ------------   ------------
Cash and cash equivalents, end of period                                                                 $44,361,000   $ 13,388,000
                                                                                                        ============   ============
Supplemental disclosure of cash flow information:
       Interest paid during the period                                                                    $8,697,000   $ 10,627,000
       Taxes paid (received) during the period                                                             4,042,000        (28,000)


       See accompanying notes to the consolidated financial statements.

                            SIGNATURE RESORTS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND

  The consolidated financial statements have been presented using pooling-of-interests accounting to give effect to the AVCOM Merger and PRG Merger (each, as defined) as of the earliest period presented (See note 5). These statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Signature Resorts, Inc.'s (the "Company") 1996 Annual Report on Form 10-K (File No. 000-21193). The accounting policies used in preparing these consolidated financial statements are the same as those described in the aforementioned annual report.

  These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 - PRO FORMA FINANCIAL INFORMATION

  The following table reflects selected pro forma information for the Company for the three and six month periods ended June 30, 1996.

                                                                                       Three Months Ended
                                                                                          June 30, 1996
                                                                     Actual         Pro Forma Adjustments (a)         Pro Forma
                                                                     ------         -------------------------         ----------
Income before provision for income taxes and extraordinary item    $ 7,342,000             $  1,371,000               $ 8,713,000

Provision for income taxes                                             534,000                2,951,000  (b)            3,485,000
                                                                   -----------             ------------                 ---------
Income before extraordinary item                                     6,808,000               (1,580,000)                5,228,000

Extraordinary item                                                           -                        -                         -
                                                                   -----------             ------------                 ---------

Net income                                                         $ 6,808,000             $ (1,580,000)              $ 5,228,000
                                                                   -----------             ------------                ----------
Weighted average number of common
   and common equivalent shares outstanding                         14,638,970                6,037,500                20,676,470

Earnings per share:
------------------

Income before extraordinary item                                   $      0.47                                        $      0.25

Extraordinary item, net of income taxes                                      -                                                  -
                                                                   -----------                                        -----------
Net income                                                         $      0.47                                        $      0.25
                                                                   ===========                                        ===========

                                                                                        Six Months Ended
                                                                                          June 30, 1996
                                                                     Actual         Pro Forma Adjustments (a)         Pro Forma
                                                                     ------         -------------------------         ---------
Income before provision for income taxes and extraordinary item    $11,216,000             $  2,936,000               $14,152,000

Provision for income taxes                                             538,000                5,123,000  (b)            5,661,000
                                                                   -----------             ------------               -----------
Income before extraordinary item                                   $10,678,000             $ (2,187,000)              $ 8,491,000

Extraordinary item                                                           -                        -                         -
                                                                   -----------             ------------               -----------

Net income                                                         $10,678,000             $ (2,187,000)              $ 8,491,000
                                                                   -----------             ------------               -----------

Weighted average number of common
   and common equivalent shares outstanding                         14,638,970                6,037,500                20,676,470

Earnings per share:
------------------

Income before extraordinary item                                   $      0.73                                        $      0.41

Extraordinary item, net of income taxes                                      -                                                  -
                                                                   -----------                                        -----------
Net income                                                         $      0.73                                        $      0.41
                                                                   ===========                                        ===========

(a) The pro forma adjustments give effect to the consolidation of the Company's predecessor corporations, partnerships and limited liability companies and the Company's initial public offering as if they had occurred at the beginning of the period ended June 30, 1996. The pro forma adjustments are based upon currently available information and certain assumptions that the Company's management believes are reasonable under current circumstances.

(b) Reflects the effect on historical statement of operations data set forth in footnote (a) above and assumes the combined Company had been treated as a C corporation rather than as limited partnerships and limited liability companies for federal and state income tax purposes.

NOTE 3 - EARNINGS PER SHARE

  During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. The statement establishes standards for computing and presenting earnings per share (EPS) and applies to publicly held common stock or potential common stock. The statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, Earnings Per Share ("Opinion 15"). It replaces presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

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

  The statement requires implementation for the Company during the fourth quarter of 1997 and does not allow for early implementation. However, if the Company had implemented the statement for the three months ended June 30, 1997 and 1996, basic EPS would have been $0.14 and $0.47, respectively and diluted EPS would have been $0.13 and $0.47, respectively. For the six months ended June 30, 1997 and 1996, basic EPS would have been $0.29 and $0.73, respectively and diluted EPS would have been $0.28 and $0.73, respectively.

NOTE 4 - COMMON STOCK AND NOTE OFFERINGS

  In February 1997, the Company consummated its public offering of $138.0 million aggregate principal amount of its 5.75% Convertible Subordinated Notes due 2007 (the "Convertible Notes") and its public offering (together with the Convertible Notes the "Concurrent Offerings") of 4.0 million shares of its Common Stock (including 1.6 million primary shares sold by the Company and 2.4 million secondary shares sold by certain selling stockholders).

  The Convertible Notes may be exchanged for shares of the Company's Common Stock at any time prior to their maturity on January 15, 2007. The Convertible Notes are exchangeable at a conversion price of $45.625 per share, subject to adjustment under certain circumstances as stated in the related indenture.

  The proceeds to the Company from the sale of the 1.6 million primary shares of Common Stock offered by the Company and from the sale of the $138.0 million aggregate principal amount of the Convertible Notes, based on a public offering price of 100% of the principal amount thereof, in each case after deducting underwriting discounts and expenses were $53.2 million and $134.9 million, respectively.

NOTE 5 - MERGERS

  On February 7, 1997, the Company consummated a merger (the "AVCOM Merger") with AVCOM International, Inc. ("AVCOM"). AVCOM is the parent company of All Seasons Resorts, a developer, marketer and operator of vacation ownership resorts with ten resorts located in Arizona, California, and Texas. Pursuant to the terms of the AVCOM Merger, AVCOM shareholders of record on February 7, 1997, received an aggregate of 883,036 shares of the Company's Common Stock. The Company has accounted for the AVCOM Merger under the pooling-of-interests method of accounting for business combinations and has eliminated all intercompany transactions for all periods presented.

  On May 15, 1997, the Company consummated a merger (the "PRG Merger") with Plantation Resorts Group, Inc. ("PRG"), a Williamsburg, Virginia based developer, owner and operator of vacation ownership resorts. The PRG Merger was consummated through the issuance of an aggregate of 2,401,229 shares of the Company's Common Stock. PRG owns and operates the Powhatan Plantation Resort and the Greensprings Plantation Resort, each located in Williamsburg, Virginia. In addition, the Company acquired an additional 141 acres of waterfront land for potential expansion near the two resorts.

  As a result of the AVCOM and PRG Mergers, the Company recorded one-time charges to earnings of $4.2 million and $5.9 million for the three and six months ended June 30, 1997, respectively, for charges that include fees and expenses payable to financial advisors, legal fees, and other transaction related expenses related to the mergers.

  Total revenues and net income contributed by the Company (without giving effect to the AVCOM Merger and the PRG Merger), AVCOM and PRG for the three and six months ended June 30, 1997 and 1996 are as follows:


                                                        Three Months Ended              Six Months Ended
                                                              June 30,                      June 30,
                                                        ------------------              ----------------
                                                        1997          1996           1997             1996
                                                    ------------  ------------  -------------  ----------------
Total revenues:
  Company                                            $38,191,000  $21,421,000    $ 71,952,000       $38,931,000
  AVCOM                                               21,868,000   13,182,000      41,662,000        19,699,000
  PRG                                                 10,849,000   12,491,000      22,007,000        26,945,000
                                                     -----------  -----------    ------------       -----------
       Total revenues                                $70,908,000  $47,094,000    $135,621,000       $85,575,000
                                                     ===========  ===========    ============       ===========

Net income (loss):
  Company                                            $ 2,441,000  $ 3,879,000    $  5,581,000       $ 6,364,000
  AVCOM                                                2,772,000      813,000       2,228,000            39,000
  PRG                                                 (2,172,000)   2,116,000      (1,440,000)        4,275,000
                                                     -----------  -----------    ------------       -----------
       Total net income                              $ 3,041,000  $ 6,808,000    $  6,369,000       $10,678,000
                                                     ===========  ===========    ============       ===========

Net income for the three and six months ended June 30, 1997 for PRG includes $4.2 million in merger costs. Net income for AVCOM for the six months ended June 30, 1997 includes $1.7 million in merger costs.

NOTE 6 - SUBSEQUENT EVENTS

  In August 1997, the Company consummated a private placement offering (the "Senior Subordinated Notes Offering") of $200.0 million aggregate principal amount of its 9.75% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") at a price of 99.234% of the principal amount for an effective yield of 9.875% per annum. After deducting underwriters discounts and expenses, the net proceeds to the Company were $191.0 million. The Company intends to use the net proceeds from the Senior Subordinated Notes Offering to retire approximately $52.4 million of existing indebtedness of the Company, finance approximately $10 million in costs relating to the Kaanapali Acquisition (as defined), and finance approximately $17 million ($15 million purchase cost and $2 million conversion cost) relating to the Savoy Acquisition (as defined). The balance will be used to finance consumer mortgages, complete construction and expansion at certain resorts, finance the acquisition and development of additional resorts and vacation ownership-related assets and for working capital and other general corporate purposes. Pending any such additional uses, the Company will invest the excess proceeds in commercial paper, bankers' acceptances, other short-term investment-grade securities and money-market accounts.

  In June 1997, the Company entered into a definitive agreement to acquire 100% of the capital stock of LSI Group Holdings, PLC ("LSI"), a United Kingdom-based developer, owner and operator of a points-based vacation club system with vacation ownership resorts in England, Spain, and Austria (the "LSI Acquisition"). LSI's Grand Vacation Club system allows members to exchange points for various vacation alternatives at LSI's resorts through the year 2054. LSI's 11 resorts are located in England's Lake District and Midlands (three resorts), Southern England, the sun coast of Spain (three resorts), the Spanish island of Menorca (two resorts), Lanzarote in the Canary Islands and the Austrian Alps.

  The Company will acquire 100% of LSI's capital stock in exchange for approximately 1,400,000 newly issued shares of the Company's Common Stock, representing on a pro forma basis 5.9% of the shares of the Company's Common Stock outstanding as of June 30, 1997.

  The LSI Acquisition is subject to applicable waiting periods required for governmental approvals and the satisfaction of other customary conditions. The LSI Acquisition is structured to qualify for the pooling-of-interests method of accounting and is anticipated to close in August 1997.

  In March 1997, the Company announced the execution of a definitive agreement to acquire the Savoy Hotel in Miami Beach, Florida for a purchase price of approximately $15.0 million in cash (the "Savoy Acquisition"). The Savoy Hotel is located on the beach in the South Beach district of Miami Beach, Florida. Following the Savoy Acquisition, which is expected to close in the third quarter of 1997, the Company intends to convert the existing 40 completed hotel units and the 28 partially completed units into approximately 68 studio, one and two bedroom vacation ownership units. Following the closing and the receipt of necessary governmental approvals, the Company intends to begin sales of vacation intervals at the Savoy Hotel during the fourth quarter of 1997.

  On July 28, 1997, the Company announced the execution of a definitive agreement to acquire the Embassy Suites Resort at Kaanapali Beach, Maui, Hawaii (the "Kaanapali Acquisition") for approximately $78.0 million from a Japanese partnership. The acquiring entity is a partnership formed by a wholly-owned subsidiary of the Company (as the managing general partner), the Whitehall Street Real Estate Limited Partnership VII and Apollo Real Estate Advisors, L.P. The Company's subsidiary owns a 24% partnership interest in the acquiring entity. The Embassy Suites Resort at Kaanapali Beach is a 413-suite, full service resort hotel located on the beach in Kaanapali, Maui, Hawaii. Upon the receipt of necessary governmental approvals, the Company intends to convert the first phase of hotel suites to vacation ownership units. The Company expects to operate the resort with approximately 256 hotel suites and approximately 157 one-bedroom and two-bedroom vacation ownership units. The Kaanapali Acquisition is anticipated to close during the fourth quarter of 1997 and vacation ownership sales at the resort are anticipated to commence in the first half of 1998.

Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Three Month Comparison.

  Comparison of the three months ended June 30, 1997 to the three months ended June 30, 1996. During the three months ended June 30, 1997, the Company achieved total revenue of $70.9 million compared to $47.1 million for the three months ended June 30, 1996, an increase of $23.8 million, or 51%. This increase was primarily due to a 59% increase in vacation interval sales and a 50% increase in interest income. The growth in vacation interval sales was due to an increase in vacation intervals sold to 4,434 in the second quarter of 1997 from 2,715 in the second quarter of 1996, an increase of 63%. The growth in vacation intervals sold was due to the commencement of sales at San Luis Bay Resort, Embassy Vacation Resort Lake Tahoe, Scottsdale Villa Mirage, and Villas on the Lake. The average price per vacation interval sold decreased 2% to $13,326 for the three months ended June 30, 1997 compared to $13,647 for the comparable period of 1996 as the result of a shift in product mix, as vacation interval sales prices at all resorts were either higher or the same price when compared to June 30, 1996.

  Interest income for the three month period in 1997 increased $3.1 million as a result of an increase in mortgages receivable and increases in interest income from investments. The gross mortgages receivable balance as of June 30, 1997 increased to $278.0 million from $180.8 million as of June 30, 1996, an increase of $97.2 million, or 54%. Interest income from investments increased by approximately $0.7 million as a result of the investment of proceeds received as part of the Concurrent Offerings consummated in February 1997.

  Other income decreased by $1.3 million, or 35%, to $2.5 million for the three months ended June 30, 1997 from $3.8 million for the comparable period of 1996. The decrease was the result of a $1.7 million one-time gain realized during the three months ended June 30, 1996, related to the collection of a note receivable obtained in connection with the purchase of the Company's Flamingo Beach Club Resort.

  Total costs and operating expenses for the three months ended June 30, 1997 and 1996, increased by $25.1 million, or 66%, to $63.3 million from $38.2 million, respectively. Total costs and operating expenses, net of $4.2 million merger costs associated with the PRG Merger, were $59.1 million for the three months ended June 30, 1997, compared to $38.2 million for the comparable period in 1996, a 55% increase. As a percentage of total revenues, total costs and operating expenses, net of merger costs, increased to 83% in 1997 from 81% in 1996. This increase was attributable to an increase in general and administrative expenses which increased to 11% as a percentage of total revenue during the three months ended June 30 from 9% in the three months ended June 30, 1996. Vacation interval cost of sales, as a percentage of vacation interval sales, were 27% in each of the three month periods ended June 30, 1997 and 1996.

  Advertising, sales and marketing expenses increased 51% to $26.8 million for the three month period ended June 30, 1997 from $17.7 million for the three month period ended June 30, 1996. As a percentage of vacation interval sales, advertising, sales and marketing expenses decreased to 45% for the three months ended June 30, 1997 from 48% for the comparable 1996 period. Reductions in advertising, sales and marketing resulted from reductions in these expenses at the resorts acquired in the AVCOM Merger.

  Loan portfolio expenses consisting of interest expense, other expenses and provision for doubtful accounts increased to $7.2 million for the three months ended June 30, 1997, from $5.0 million for the comparable period in 1996, an increase of 44%. However, as a percentage of total revenue, loan portfolio expenses were 10% during the three month period ended June 30, 1997 compared to 11% during the three month period ended June 30, 1996.

  Interest expense-treasury increased to $3.8 million during the three month period ended June 30, 1997, from $3.2 million in the three month period ended June 30, 1996. As a percentage of interest income, excluding interest from investments of $0.7 million in 1997, interest expense-treasury decreased to 44% in 1997 from 50% in 1996 as the Company has utilized the proceeds from the Concurrent Offerings rather than using notes payable to financial institutions to finance mortgages receivable.

  Other loan portfolio expenses increased $1.0 million during the three months ended June 30, 1997, to $1.9 million, or 0.67% of gross mortgages receivable, from $0.9 million, or 0.23% of gross mortgages receivable, during the comparable period in 1996.

  The provision for doubtful accounts increased $0.5 million during the three months ended June 30, 1997 to $1.5 million from $1.0 million. The allowance for doubtful accounts as a percentage of gross mortgages receivable increased to 6.8% at June 30, 1997 compared to 5.9% at June 30, 1996. As of June 30, 1996 and prior to its acquisition by Signature, AVCOM's allowance for doubtful accounts as a percentage of gross mortgages receivable was 3.6%. AVCOM recorded a $2.0 million charge to the provision for doubtful accounts in the fourth quarter of 1996. As a result, at June 30, 1997, the allowance for doubtful accounts as a percentage of gross mortgages receivable was 6.4%. The Mortgages receivable delinquency rate (past due by 60 or more days and less than 120 days) was 3.9% at June 30, 1997 and 4.1% at June 30, 1996.

  General and administrative expenses increased to $8.1 million for the three months ended June 30, 1997 from $4.4 million for the three months ended June 30, 1996, an increase of $3.7 million. As a percentage of total revenues, general and administrative expenses increased to 11% in 1997 from 9% in 1996. The increase in general and administrative expenses was the result of (i) the addition of a number of senior officers and key executives in order to build the management and organizational infrastructure necessary to efficiently manage the Company's future growth, (ii) the Company's expenses and reporting obligations as a public company, (iii) increased overhead due to the acquisition of additional resorts, and (iv) added salary, travel and office expenses attributable to the current and planned growth in the size of the Company.

  Depreciation and amortization increased $0.4 million, or 37%, to $1.4 million during the three months ended June 30, 1997 from $1.0 million during the three months ended June 30, 1996, reflecting increased depreciation and amortization from capital expenditures.

  As a result of the factors discussed above, income before provision for income taxes and merger costs was $10.1 million for the three months ended June 30, 1997 compared to $5.6 million, excluding a one-time gain of $1.7 million for the three months ended June 30, 1996, an increase of 80%.

  An extraordinary item, net of income taxes of $0.5 million was charged to net income for the three months ended June 30, 1997 as the result of early retirement of notes payable to financial institutions.

  During the three months ended June 30, 1997, income taxes increased $1.8 million from June 30, 1996 as a result of the changes in the Company's status as a C corporation in connection with its initial public offering in August of 1996. Previously, the Company's predecessor entities only incurred federal income taxes with regard to AVCOM and foreign income taxes on properties located in St. Maarten, Netherlands Antilles.

  Income, before extraordinary item and merger costs (net of taxes) was $6.1 million for the three month period ended June 30, 1997, compared to $6.8 million for the three months ended June 30, 1996, a 10% decrease. However, assuming the Company was taxed as a C corporation for the three months ended June 30, 1996 at a 40% tax rate, income before extraordinary item and a one-time gain of $1.7 million would have been $3.4 million compared to $6.1 million for the three months ended June 30, 1997 or a 79% increase. Net income was $3.0 million for the three months ended June 30, 1997 compared to $6.8 million in the comparable period of 1996, a decrease of 56%.

Six Month Comparison

   Comparison of the six months ended June 30, 1997 to the six months ended June 30, 1996. During the six months ended June 30, 1997, the Company recorded total revenue of $135.6 million compared to $85.6 million for the six months ended June 30, 1996, an increase of $50.0 million, or 58%. This increase was primarily due to a 66% increase in vacation interval sales and a 49% increase in interest income. The growth in vacation interval sales was due to an increase in vacation intervals sold to 8,438 in 1997 from 5,147 in 1996, an increase of 68%. The growth in vacation intervals sold was due to the commencement of sales at San Luis Bay Resort, Embassy Vacation Resort Lake Tahoe, Sedona Summit Resort, Scottsdale Villa Mirage Resort, and Villas on the Lake during the first or second quarter of 1997.

  Interest income for the six month period increased $5.9 million as a result of an increase in gross mortgages receivable and increases in interest income from investments. The gross mortgages receivable as of June 30, 1997 increased to $278.0 million from $180.8 million as of June 30, 1996, and increase of $97.2 million, or 54%. Interest investing income from investments increased by approximately $1.6 million as a result of investing cash received from the Concurrent Offerings that were consummated in February 1997.

  Total costs and operating expenses for the six months ended June 30, 1997 and 1996 increased by $49.1 million, or 68%, to $121.1 million from $72.0 million, respectively. Total costs and operating expenses, net of $5.9 million merger cost associated with the PRG and AVCOM mergers were $115.1 million for the six months ended June 30, 1997 compared to $72.0 million for the comparable period in 1996, an increase of 60%. However, as a percentage of total revenues, total costs and operating expenses, net of merger costs, have increased slightly to 85% in the 1997 period from 84% in the 1996 period. This increase is attributable to an increase in general and administrative expenses as a percentage of revenues to 12% in the 1997 period from 10% in the 1996 period. Vacation interval cost of sales, as a percentage of vacation interval sales, were 27% for both six month periods ended June 30, 1997 and 1996. Advertising, sales and marketing expenses increased 58% to $51.3 million for the six month period ended June 30, 1997 from $32.4 million for the prior year comparable six month period. As a percentage of vacation interval sales, advertising, sales and marketing expenses decreased to 45% for the six month period ended June 30, 1997 from 47% for the comparable 1996 period. Reductions in advertising, sales and marketing resulted from reductions in these expenses at the resorts acquired in the AVCOM merger.

  Loan portfolio expenses consisting of interest expense, other expenses and provision for doubtful accounts increased to $14.9 million for the six months ended June 30, 1997 from $10.9 million for the comparable period in 1996, an increase of 37%. However, as a percentage of total revenue, loan portfolio expenses were 11% for the six months ended June 30, 1997 compared to 13% for the comparable period in 1996.

  Interest expense-treasury increased to $7.9 million during the six month period ended June 30, 1997, from $6.4 million in the six month period ended June 30, 1996. As a percentage of interest income, excluding interest from investments of $1.6 million in 1997, interest expense-treasury decreased to 48% in 1997 from 53% in 1996 as the Company has utilized the proceeds from the Concurrent Offerings, rather than using notes payable from financial institutions to finance mortgages receivable.

  Other loan portfolio expenses increased $1.1 million during the six months ended June 30, 1997, to $3.3 million, or 1.18% of gross mortgages receivable, from $2.2 million, or 1.0% of gross mortgages receivable, during the comparable period in 1996.

  The provision for doubtful accounts increased $1.3 million during the six months ended June 30, 1997 to $3.6 from $2.3 million. The allowance for doubtful accounts as a percentage of gross mortgages receivable increased to 6.8% at June 30, 1997 compared to 5.9% at June 30, 1996. As of June 30, 1996 and prior to its acquisition by Signature, AVCOM's allowance for doubtful accounts as a percentage of gross mortgages receivable was 3.6%. AVCOM recorded a $2.0 million charge to the provision for doubtful accounts in the fourth quarter of 1996. As a result, at June 30, 1997, the allowance for doubtful accounts as a percentage of gross mortgages receivable was 6.4%. The mortgages receivable delinquency rate (past due by 60 or more days and less than 120 days) was 3.9% at June 30, 1997 and 4.1% at June 30, 1996.

  General and administrative expenses increased to $16.3 million for the six months ended June 30, 1997 from $8.3 million for the six months ended June 30, 1996, an increase of 96%. As a percentage of total revenues, general and administrative expenses increased to 12% in 1997 from 10% in 1996. The increase in general and administrative expenses was the result of (i) the addition of a number of senior officers and key executives in order to build the management and organizational infrastructure necessary to efficiently manage the Company's future growth, (ii) the Company's additional expenses and reporting obligations as a public company, (iii) increased overhead due to the acquisition of additional resorts, and (iv) added salary, travel and office expenses attributable to the current and planned growth in the Company's size.

  Depreciation and amortization increased $0.7 million, or 42%, to $2.4 million during the six months ended June 30, 1997 from $1.7 million during the six months ended June 30, 1996, reflecting increased depreciation and amortization from capital expenditures.

  As a result of the factors discussed above, income before provision for income taxes and merger costs was $17.4 million for the six months ended June 30, 1997 compared to $9.5 million, excluding a one-time gain of $1.7 million for the three months ended June 30, 1996 an increase of 83%.

  An extraordinary item of $0.5 million was charged to net income for the six months ended June 30, 1997 as the result of early retirement of notes payable to financial institutions.

  During the six months ended June 30, 1997, income taxes increased $4.1 million from June 30, 1996 as a result of the changes in the Company's status as a C corporation subsequent to its initial public offering in August of 1996. Previously, the Company's predecessor entities only incurred federal income taxes with regard to AVCOM and foreign income taxes on their properties located in St. Maarten, Netherlands Antilles.

  Income, before extraordinary item and merger costs (net of taxes) for the six months ended June 30, 1997 was $10.4 million compared to $10.7 million for the six months ended June 30, 1996, decrease of 3%. However, assuming the Company was taxed as a C corporation for the six months ended June 30, 1996 at a 40% tax rate, income before extraordinary item and a one-time gain of $1.7 million (net of taxes) would have been $5.7 million compared to $10.4 million for the six months ended June 30, 1997 or an increase of 82%.

  Liquidity and Capital Resources

  In August 1997, the Company consummated the Senior Subordinated Note Offering of $200.0 million aggregate principal amount of its 9.75% senior subordinated notes due 2007 at a price of 99.234% of the principal amount, an effective yield of 9.875% per annum. The Company intends to use the net proceeds of the Senior Subordinated Note Offering primarily to retire approximately $52.4 million of existing indebtedness of the Company, finance approximately $10 million in costs relating to the Kaanapali Acquisition, and finance approximately $17 million ($15 million purchase cost and $2 million conversion cost) in costs relating to the Savoy Acquisition. The balance will be used to finance consumer mortgages, complete construction and expansion at certain resorts, finance the acquisition and development of additional resorts and vacation ownership-related assets and for working capital and other general corporate purposes. Pending any such additional uses, the Company will invest the excess proceeds in commercial paper, bankers' acceptances, other short-term investment-grade securities and money-market accounts.

  The Company has received a commitment from a bank lender to provide it with a $100.0 million Senior Credit Facility (the "Proposed Credit Facility"). The Proposed Credit Facility is expected to have a variable borrowing rate based on the percentage of the Company's mortgages receivable pledged to the lender under such facility and the amount of funds advanced pursuant thereto. The interest rate will vary between LIBOR plus 7/8% and LIBOR plus 1 3/8%, depending on the amount of advances against mortgages receivable. It is expected that the Proposed Credit Facility will have a three year term and will contain customary covenants, representations and warranties and conditions to draw down on the funds. No assurance can be given, however, that the Company will be able to enter into definitive documents with respect to such Proposed Credit Facility on the terms set forth in the commitment letter.

  In February 1997, the Company consummated its public offering of $138.0 million aggregate principal amount of its 5.75% Convertible Subordinated Notes due 2007 (the "Convertible Notes") and its offering (together with the Convertible Notes the "Concurrent Offerings") of 4.0 million shares of its Common Stock (including 1.6 million primary shares sold by the Company and 2.4 million secondary shares sold by certain selling stockholders). The proceeds to the Company from the sale of the 1.6 million primary shares of Common Stock offered by the Company and from the sale of the $138.0 million aggregate principal amount of 5.75% Convertible Subordinated Notes due 2007, based on a public price of 100% of the principal amount thereof, in each case after deducting underwriting discounts and expenses were $53.2 million and $134.9 million, respectively. The Convertible Notes may be exchanged for shares of the Company's Common Stock at any time prior to maturity on January 15, 2007. Each $1,000 principal amount of Convertible Notes is exchangeable at a conversion price of $45.625 per share, subject to adjustment under certain circumstances as stated in the related indenture.

  The Company requires funds to finance the future acquisition and development of vacation ownership resorts and to finance customer purchases of vacation intervals. In addition to the sources of financings cited above, such capital has been provided by secured financings on vacation interval inventory and secured finances on mortgages receivable. As of June 30, 1997 the Company had approximately $134.0 million of additional borrowing capacity under certain third party lending agreements. As of June 30, 1997, the Company had $14.5 million outstanding under its notes payable secured by vacation interval inventory or land and $139.7 million outstanding under its notes payable to financial institutions secured by mortgages receivable.

  During the six months ended June 30, 1997 and 1996, cash used in operating activities was $(21.0) million and $(20.4) million, respectively. Cash used in operating activities was higher for the six months ended June 30, 1997 when compared to the comparable period in 1996 primarily due to the payment of AVCOM's current accounts payable and accrued liabilities and the payment of approximately $8.0 million to finance the acquisition of the Westin Vacation Club in St. John, U.S. Virgin Islands offset by decreases in the amount of expenditures made for real estate and development costs during the six months ended June 30, 1997.

  Net cash used in investing activities for the six months ended June 30, 1997 and 1996 was $(56.0) million and $(33.3) million, respectively. For the six months ended June 30, 1997, the financing of net mortgage receivables was $22.8 million higher than during the comparable period in 1996 due to an increase in vacation intervals sold. As of June 30, 1997, approximately 3.9% of the Company's consumer loans from the sale of vacation intervals were considered by the company to be delinquent (past due by 60 or more days) and the Company has completed or commenced foreclosure or deed-in-lieu of foreclosure on an additional approximately 2.4% of its consumer loans. As of June 30, 1996, approximately 4.1% of the Company's consumer loans were considered delinquent and the Company had commenced deed-in-lieu of foreclosure of approximately an additional 2.3% of its consumer loans. In addition, net cash used in investing activities also reflects the payments of $3.8 million in underwriting discounts and expenses associated with the Convertible Offering.

  For the six months ended June 30, 1997 and 1996, net cash provided by financing activities was $107.0 million and $ 50.3 million, respectively. The increase in cash provided by financing activities during the six months ended June 30, 1997 was due to the receipt of proceeds from the Concurrent Offerings, a reduction in proceeds from notes payable to financial institutions of $63.3 million, and payments to financial institutions of $70.0 million mostly as a result of payments to retire indebtedness as a result of the Concurrent Offerings.

  The Company is currently evaluating the acquisition and/or development of a number of resort properties and of completed vacation Intervals as inventory, but currently has no binding contracts or capital commitments relating to any such potential property or inventory acquisitions, other than those discussed in this filing. In addition, the Company is currently evaluating several vacation ownership asset and management and operating company acquisitions to integrate into or to expand the operations of the Company, but currently has no binding contracts or capital commitments relating to any such potential vacation ownership asset or management and operating company acquisitions.

  In the future, the Company may issue additional corporate debt or equity securities to finance its acquisition activities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as management deems prudent.

  The Company believes that, with respect to its current operations, the net proceeds to the Company from the Senior Subordinated Note Offering and the Proposed Credit Facility, together with cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs for the near future. However, depending upon conditions in the capital and other financial markets, other factors and the Company's aggressive growth and expansion plans, the Company may from time to time consider the issuance of debt or other securities, the proceeds of which would be used to finance acquisitions, to refinance debt, finance mortgage receivables or for other purposes.

  Merger with AVCOM International, Inc.

  On February 7, 1997, the Company consummated the AVCOM Merger. AVCOM is the parent company of All Seasons Resorts, a developer, marketer and operator of vacation ownership resorts with ten resorts located in Arizona, California, and Texas. Pursuant to the terms of the AVCOM Merger, AVCOM shareholders of record on February 7, 1997 received one share of Signature Resorts Common Stock for every 6.1538 shares of AVCOM Common Stock, resulting in a total of 883,036 shares of the Company's Common Stock being issued in consideration of the merger. The Company has accounted for this merger under the pooling-of-interest method of accounting for business combinations.

  As a result of the AVCOM Merger, the Company recorded a one-time charge to earnings of $1.7 million during the first quarter of 1997, for charges that include fees and expenses payable to financial advisors, legal fees, and other transaction related expenses related to the AVCOM Merger. However, there can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the AVCOM Merger and the integration of the Company's and AVCOM's operations.

  Merger with Plantation Resorts Group, Inc.

  On May 15, 1997, the Company consummated the PRG Merger. PRG is a developer, marketer and operator of two vacation ownership resorts in Williamsburg, Virginia. The merger was consummated through the issuance of 2,401,229 shares of the Company's Common Stock. The Company has accounted for this merger under the pooling-of-interest method of accounting for business combinations.

  As a result of the PRG Merger, the Company recorded a one-time charge of $4.2 million during the quarter ended June 30, 1997 for charges related to the PRG Merger including financial advisors, legal, and other transaction related expenses. However, there can be no assurance the Company will not incur additional charges in subsequent quarters to reflect costs associated with the PRG Merger and the integration of the Company's and PRG's operations.

PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Stockholders held on May 15, 1997, the Company submitted to a vote and its stockholders approved the following items:

          (a) Election of Class I Directors of the Company to serve until the Company's 2000 Annual Meeting of Stockholders:


Name                       Votes For                 Withheld Authority
----                       ---------                 ------------------
Steven C. Kenninger        17,506,790                     206,950
James E. Noyes             17,506,790                     206,950
Juergen Bartels            17,506,776                     206,964


          (b) Adoption of the Company's 1996 Equity Participation Plan, as amended, by a vote of 16,219,494 "for", 1,466,180 "against" and 20,414
          "abstain".

          (c) Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 1997 by a vote of 17,712,940 "for", 500 "against" and 300
          "abstain".

   Item 6 - Exhibits and Reports on Form 8K

          (a) Current report on form 8K, dated May 15, 1997 filed with the Commission on May 27, 1997 reporting the consummation of the PRG Merger.

          (b) Exhibits

              27.1 Financial Data Schedule

                                  Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized



Dated: August 14, 1997           By: /s/ Steven C. Kenninger
       -------------------          ------------------------------------------
                                         Steven C. Kenninger
                                         Director, Chief Operating Officer and
                                         Secretary

Dated: August 14, 1997           By: /s/ Michael A. Depatie
       -------------------          ------------------------------------------
                                         Michael A. Depatie
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)