Form 10-Q/A
period 1997-03-31
SIGNATURE RESORTS INC
filed 1997-10-06
CIK 1016577

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                           -------------------------
                                  FORM 10-Q/A
                           -------------------------
                               (Amendment No. 1)

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

                       1875 South Grant Avenue, Suite 650
                          San Mateo, California 94402
          (Address of principal executive offices, including zip code)

                                 (650) 312-7171
              (Registrant's telephone number, including area code)

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

                                     INDEX


PART I.     FINANCIAL INFORMATION

Item 1      Financial Statements

            Consolidated statements of operations for the three months ended
                March 31, 1997 and March 31, 1996   . . . . . . . . . . . . . . . . . .      1

            Consolidated balance sheets as of March 31, 1997 and December 31, 1996  . .      2

            Consolidated statements of cash flows for the three months ended
                March 31, 1997 and March 31, 1996 . . . . . . . . . . . . . . . . . . .      3

            Notes to the consolidated financial statements  . . . . . . . . . . . . . .      4

            Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed with the Securities and Exchange Commission on May 14, 1997 is hereby amended and restated in its entirety as follows:

                    Signature Resorts, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                   Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                              March 31,         March 31,
                                                                1997              1996
                                                            ------------     ------------
Revenues:
   Interval sales                                           $ 45,796,000     $ 19,890,000
   Interest income                                             5,393,000        2,489,000
   Other income                                                2,366,000        1,648,000
                                                            ------------     ------------
Total Revenues                                                53,555,000       24,027,000

Costs and Operating expenses:
   Interval cost of sales                                     12,061,000        5,036,000

   Advertising sales and marketing                            20,760,000        9,456,000
   Loan portfolio:
        Interest expense - treasury                            2,341,000        1,541,000
        Other expenses                                           844,000          410,000
        Provision for doubtful accounts                        2,057,000          717,000

   General and administrative                                  7,122,000        4,134,000
   Depreciation and amortization                                 919,000          601,000
   Merger costs                                                1,693,000               --
                                                            ------------     ------------
Total Costs and Operating Expenses                            47,797,000       21,895,000
                                                            ------------     ------------
Net Operating Income                                           5,758,000        2,132,000

Other interest expense (net of capitalized
interest of $494,000, $847,000 at March 31, 1997
and 1996, respectively)                                        1,337,000          834,000

Minority interest in income of consolidated
limited partnership                                               24,000               --
Equity loss on investment in joint venture                        70,000            1,000
                                                            ------------     ------------
Income before taxes                                            4,327,000        1,297,000
Provision for income taxes                                     1,731,000         (414,000)
                                                            ------------     ------------
Net Income                                                  $  2,596,000     $  1,711,000
                                                            ============     ============

Weighted average number of common and common
    equivalent shares outstanding                             19,990,454       12,237,741

Earnings per common and common equivalent share             $       0.13     $       0.14
                                                            ============     ============




        See accompanying notes to the consolidated financial statements.

                    Signature Resorts, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                 (Unaudited)

                                                                         March 31,        December 31,
                                                                           1997               1996
                                                                       -------------      -------------
ASSETS
Cash and cash equivalents                                              $ 106,545,000      $   7,244,000
Cash in escrow                                                             2,333,000          1,281,000
Mortgages receivable, net of an allowance of $11,116,000
    and $9,840,000 at March 31, 1997 and
    December 31, 1996, respectively                                      167,547,000        148,488,000
Due from related parties                                                   7,180,000          7,333,000
Other receivables, net                                                     4,925,000          7,903,000
Prepaid expenses and other assets                                          7,932,000          9,683,000
Investment in joint venture                                                7,327,000          7,397,000

Real estate and development costs                                        132,422,000        122,821,000
Property and equipment, net                                               11,465,000          9,922,000
Intangible assets, net                                                     6,532,000          3,156,000
                                                                       -------------      -------------
     Total assets                                                      $ 454,208,000      $ 325,228,000
                                                                       =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                       $  15,201,000      $  20,490,000
Accrued liabilities                                                       27,890,000         32,737,000
Due to related parties                                                       718,000          1,656,000
Income taxes payable                                                       2,285,000            438,000
Deferred taxes                                                             4,990,000          5,493,000
Notes payable to financial institutions                                  110,586,000        165,934,000
Convertible Subordinated Notes                                           138,000,000                 --
                                                                       -------------      -------------
     Total liabilities                                                 $ 299,670,000      $ 226,748,000

Partners' equity                                                           1,545,000          1,538,000

Stockholders' equity:
     Preferred stock (25,000,000 shares authorized                                --                 --
              and none outstanding)
     Common stock ($0.01 par value, 50,000,000
               shares  authorized and 19,890,841
               and 18,275,241 outstanding as of
               March 31, 1997 and
               December 31, 1996, respectively)                              199,000            183,000
     Additional paid in capital                                          153,597,000        100,158,000

     Accumulated deficit                                                    (803,000)        (3,399,000)
                                                                       -------------      -------------
Total stockholders' equity                                               152,993,000         96,942,000
                                                                       -------------      -------------


Total liabilities and equity                                           $ 454,208,000      $ 325,228,000
                                                                       =============      =============




        See accompanying notes to the consolidated financial statements.

                    Signature Resorts, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                           Three Months Ended
                                                                    --------------------------------
                                                                      March 31,          March 31,
                                                                        1997                1996
                                                                    -------------      -------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES

Net income                                                          $   2,596,000      $   1,711,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                           919,000            601,000
  Provision for bad debt expense                                        2,057,000            717,000
  Minority interest in profits of limited partnership                      24,000                 --
  Equity loss on investment in joint venture                               70,000              1,000
Changes in operating assets and liabilities:
  Cash in escrow                                                       (1,052,000)           (22,000)
  Due from related parties                                                153,000           (223,000)
  Prepaid expenses and other assets                                     1,751,000         (2,422,000)
  Real estate and development costs                                    (9,601,000)       (13,130,000)
  Other receivables                                                     2,978,000          1,468,000
  Accounts payable                                                     (5,289,000)         2,397,000
  Accrued liabilities                                                  (4,847,000)         5,098,000
  Income taxes payable                                                  1,847,000           (200,000)
  Deferred taxes payable                                                 (503,000)          (816,000)
  Due to related parties                                                 (938,000)            42,000
                                                                    -------------      -------------
Net cash used in operating activities                                  (9,835,000)        (4,778,000)
                                                                    -------------      -------------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Expenditures for property and equipment                              (1,945,000)        (3,287,000)
  Expenditures for intangible assets                                   (3,893,000)          (106,000)

  Mortgages receivable                                                (21,116,000)       (16,097,000)
                                                                    -------------      -------------
  Net cash used in investing activities                               (26,954,000)       (19,490,000)
                                                                    -------------      -------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds from notes payable                                          13,444,000         37,825,000
  Payments on notes payable                                           (68,792,000)       (14,651,000)
  Proceeds from convertible notes                                     138,000,000                 --
  Proceeds from notes payable to related parties                               --            205,000
  Payments on notes payable to related parties                                 --           (669,000)
  Proceeds from public offering                                        53,237,000                 --
  Proceeds from exercise of options                                       218,000                 --
  Distributions to limited partners                                       (17,000)                --
                                                                    -------------      -------------
  Net cash provided by financing activities                           136,090,000         22,710,000
                                                                    -------------      -------------
Net increase (decrease) in cash and cash equivalents                   99,301,000         (1,558,000)
Cash and cash equivalents, beginning of period                          7,244,000          6,149,000
                                                                    -------------      -------------
Cash and cash equivalents, end of period                            $ 106,545,000      $   4,591,000
                                                                    -------------      -------------



Supplemental disclosure of cash flow information:
  Interest paid                                                     $   2,464,000      $   3,246,000
  Taxes paid                                                        $     235,000      $     342,000


        See accompanying notes to the consolidated financial statements.

                    Signature Resorts, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

     Note 1 - Background

     These consolidated statements reflect the Company's February 1997 acquisition of AVCOM International, Inc. under the pooling of interest method of accounting for all periods presented (see Note 5) and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's 1996 Annual Report on Form 10-K (File No. 000-21193). The accounting policies used in preparing these consolidated financial statements are the same as those described in the aforementioned annual report.

     In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     Note 2 - Pro Form Financial Information

     The following table reflects selected pro forma information for the Company for the three month period ended March 31, 1996.

                                                                            Three Months Ended
                                                                              March 31, 1996
                                                               Actual      Pro Forma Adjustments(a)     Pro Forma
                                                               ------      ------------------------     ---------
Income before taxes                                         $ 1,297,000           $ 1,371,000           $2,668,000

Provision for income taxes                                     (414,000)            1,481,000(b)         1,067,000
                                                            -----------           -----------           ----------
Net income                                                  $ 1,711,000           $  (110,000)          $1,601,000
                                                            ===========           ===========           ==========
Weighted average number of common
   and common equivalent shares outstanding                  12,237,741             6,037,500           18,275,241

Earnings per share:
------------------

Net income                                                  $      0.14                                 $     0.09
                                                            ===========                                 ==========

------------

(a) The pro forma adjustments give effect to the consolidation of the Company's predecessor corporations, partnerships and limited liability companies and the Company's initial public offering as if they had occurred at the beginning of the period ended March 31, 1996. The pro forma adjustments are based upon currently available information and certain assumptions that the Company's management believes are reasonable under current circumstances.

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

     The statement requires implementation for the Company during the fourth quarter of 1997 and does not allow for early implementation. However, if the Company had implemented SFAS 128, both basic EPS and diluted EPS would have been $0.13 and $0.14, for the three months ended March 31, 1997 and 1996, respectively.

     Note 4 - Convertible Subordinated Note and Common Stock Offerings

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

     Note 5 - Merger

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

     Note 6 - Commitments

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


Date: October 6, 1997               By: /s/ ANDREW D. HUTTON
                                        ---------------------------------
                                    Andrew D. Hutton
                                    Vice President and General Counsel


Date: October 6, 1997               By: /s/ MICHAEL A. DEPATIE
                                        ---------------------------------
                                    Michael A. Depatie
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)