Form 10-Q
period 1997-09-30
SIGNATURE RESORTS INC
filed 1997-11-14
CIK 1016577

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------
(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                                ------------ TO
                                  ------------

                        COMMISSION FILE NUMBER 000-21193
                            ------------------------

                            SIGNATURE RESORTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MARYLAND                                      95-4582157
          (STATE OF INCORPORATION)                           (I.R.S. EMPLOYER
                                                            IDENTIFICATION NO.)

                       1875 SOUTH GRANT STREET, SUITE 650
                          SAN MATEO, CALIFORNIA 94402
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                  650-312-7171
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

     Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share as of November 13, 1997, 35,876,486.

================================================================================

                            SIGNATURE RESORTS, INC.

                                     INDEX

                                                                                          PAGE
                                                                                          -----
PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

            Consolidated statements of income for the three and nine months ended
            September 30, 1997 and September 30, 1996...................................      2

            Consolidated balance sheets as of September 30, 1997 and December 31,
            1996........................................................................      3

            Consolidated statements of cash flows for nine months ended September 30,
            1997 and September 30, 1996.................................................      4

            Notes to the consolidated financial statements..............................      5

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................................      9

PART II.    OTHER INFORMATION

Item 5.     Other Information...........................................................     16

Item 6.     Exhibits and reports on Form 8-K............................................     17

            Signatures..................................................................     19

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SIGNATURE RESORTS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                            -------------------------   ---------------------------
                                               1997          1996           1997           1996
                                            -----------   -----------   ------------   ------------
Revenue:
  Vacation interval and point sales.......  $79,915,000   $47,083,000   $210,261,000   $125,565,000
  Interest income.........................   11,488,000     6,435,000     29,529,000     18,543,000
  Other income............................    2,831,000     2,279,000      9,495,000      8,794,000
                                            -----------   -----------   ------------   ------------
          Total revenue...................   94,234,000    55,797,000    249,285,000    152,902,000
                                            -----------   -----------   ------------   ------------
Costs and operating expenses:
  Vacation interval and point cost of
     sales................................   19,579,000    11,988,000     54,317,000     33,220,000
  Advertising, sales and marketing........   35,718,000    22,730,000     94,757,000     59,115,000
  Loan portfolio:
     Interest expense -- treasury.........    2,939,000     3,736,000     10,877,000     10,100,000
     Other expenses.......................    1,145,000     1,025,000      4,457,000      2,803,000
     Provision for doubtful accounts......    2,278,000     1,316,000      6,013,000      3,653,000
  General and administrative..............   10,231,000     7,627,000     30,793,000     19,369,000
  Depreciation and amortization...........    1,604,000     1,329,000      4,269,000      3,234,000
  Resort property valuation allowance.....           --       839,000             --        839,000
  Merger and acquisition costs............    4,077,000            --      9,973,000             --
                                            -----------   -----------   ------------   ------------
          Total costs and operating
            expenses......................   77,571,000    50,590,000    215,456,000    132,333,000
                                            -----------   -----------   ------------   ------------
  Income from operations..................   16,663,000     5,207,000     33,829,000     20,569,000
  Interest expense -- other...............    4,304,000     1,070,000      7,160,000      3,422,000
  Minority interest in profits of limited
     partnership..........................           --       111,000        123,000        111,000
  Equity loss on investment in joint
     venture..............................        6,000        32,000        126,000         95,000
                                            -----------   -----------   ------------   ------------
  Income before provision for income taxes
     and extraordinary item...............   12,353,000     3,994,000     26,420,000     16,941,000
  Provision (benefit) for income taxes....    4,941,000      (115,000)    10,387,000        994,000
                                            -----------   -----------   ------------   ------------
  Income before extraordinary item........    7,412,000     4,109,000     16,033,000     15,947,000
  Extraordinary item, net of income
     taxes................................      248,000            --        766,000             --
                                            -----------   -----------   ------------   ------------
  Net income..............................  $ 7,164,000   $ 4,109,000   $ 15,267,000   $ 15,947,000
                                            ===========   ===========   ============   ============
  Weighted average number of common and
     common equivalent shares
     outstanding..........................   36,479,900    28,250,718     36,070,145     25,405,437
  Earning per common and common equivalent
     share:
     Income before extraordinary item.....        $0.21         $0.15          $0.44          $0.63
     Extraordinary item, net of income
       taxes..............................         (.01)           --          (0.02)            --
                                                  -----         -----          -----          -----
     Net income...........................        $0.20         $0.15          $0.42          $0.63
                                                  =====         =====          =====          =====

        See accompanying notes to the consolidated financial statements.

                            SIGNATURE RESORTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                                             ------------------     -----------------
                                                                (UNAUDITED)
Cash and cash equivalents................................       $126,369,000          $  20,757,000
Cash in escrow...........................................          7,731,000              1,712,000
Mortgages receivable, net of an allowance of $20,331,000
  and $17,328,000 at September 30, 1997 and December 31,
  1996, respectively.....................................        294,842,000            215,518,000
Due from related parties.................................         22,706,000             11,897,000
Other receivables, net...................................         13,057,000             11,847,000
Prepaid expenses and other assets........................         17,887,000             14,738,000
Investment in joint venture..............................          7,271,000              7,397,000
Real estate and development costs........................        174,991,000            142,870,000
Property and equipment, net..............................         30,062,000             14,612,000
Intangible assets, net...................................         16,112,000              4,536,000
                                                                 -----------            -----------
          Total assets...................................       $711,028,000          $ 445,884,000
                                                                 ===========            ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable.........................................       $ 13,029,000          $  24,418,000
Accrued liabilities......................................         48,227,000             49,198,000
Due to related parties...................................            883,000              1,656,000
Income taxes payable.....................................          4,355,000              3,268,000
Deferred taxes...........................................          3,107,000              3,259,000
Notes payable to financial institutions..................        107,864,000            236,122,000
Senior subordinated notes payable........................        200,000,000                     --
Convertible subordinated notes payable...................        138,000,000                     --
                                                                 -----------            -----------
          Total liabilities..............................        515,465,000            317,921,000
Minority interest in consolidated limited partnership....            135,000              1,538,000
                                                                 -----------            -----------
Stockholders' equity:
  Preferred stock (25,000,000 shares authorized and none
     outstanding)........................................                 --                     --
  Common stock ($0.01 par value, 50,000,000 shares
     authorized 35,620,769 and 33,011,106 outstanding as
     of September 30, 1997 and December 31, 1996,
     respectively).......................................            356,000                330,000
  Additional paid-in capital.............................        156,855,000            101,978,000
  Retained earnings......................................         38,073,000             23,544,000
  Cumulative foreign currency translation adjustment.....            144,000                573,000
                                                                 -----------            -----------
          Total stockholders' equity.....................        195,428,000            126,425,000
                                                                 -----------            -----------
          Total liabilities and stockholders' equity.....       $711,028,000          $ 445,884,000
                                                                 ===========            ===========

        See accompanying notes to the consolidated financial statements.

                            SIGNATURE RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -------------------------------
                                                                             1997              1996
                                                                         -------------     -------------
OPERATING ACTIVITIES:
Net income.............................................................  $  15,267,000     $  15,947,000
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization.....................................      4,269,000         3,234,000
     Provision for doubtful accounts...................................      6,013,000         3,653,000
     Minority interest in profits of limited partnership...............        123,000           111,000
     Equity loss on equity investment in joint venture.................        126,000            95,000
     Resort property valuation allowance...............................             --           839,000
  Changes in operating assets and liabilities:
     Cash in escrow....................................................     (6,019,000)          443,000
     Due from related parties..........................................    (10,809,000)         (766,000)
     Prepaid expenses and other assets.................................     (3,149,000)       (2,928,000)
     Real estate and development costs.................................    (32,121,000)      (47,035,000)
     Other receivables.................................................     (3,232,000)       (3,331,000)
     Accounts payable..................................................    (11,389,000)       10,215,000
     Accrued liabilities...............................................       (971,000)        6,581,000
     Income taxes payable..............................................      1,087,000           (41,000)
     Deferred taxes payable............................................       (152,000)         (873,000)
     Due to related parties............................................       (773,000)           80,000
                                                                         -------------     -------------
Net cash used in operating activities..................................    (41,730,000)      (13,776,000)
                                                                         -------------     -------------
INVESTING ACTIVITIES:
     Investment in joint venture.......................................             --            (8,000)
     Property and equipment............................................    (17,108,000)       (5,309,000)
     Intangible assets.................................................    (14,187,000)       (2,721,000)
     Mortgages receivable..............................................    (83,315,000)      (46,063,000)
                                                                         -------------     -------------
Net cash used in investing activities..................................   (114,610,000)      (54,101,000)
                                                                         -------------     -------------
FINANCING ACTIVITIES:
     Proceeds from notes payable to financial institutions.............     24,294,000       133,280,000
     Payments on notes payable to financial institutions...............   (152,552,000)     (106,380,000)
     Proceeds from notes payable to related parties....................             --         5,606,000
     Payments on notes payable to related parties......................             --       (15,074,000)
     Proceeds from senior subordinated notes...........................    200,000,000                --
     Proceeds from convertible subordinated notes......................    138,000,000                --
     Redemption of redeemable preferred stock..........................             --        (1,073,000)
     Net proceeds from public equity offering..........................     52,926,000        74,658,000
     Proceeds from exercise of common stock options....................      1,932,000                --
     Acquisition of minority limited partners' interests...............             --        (6,751,000)
     (Distributions to) contributions from minority limited partners...     (1,526,000)        1,501,000
     Proceeds from employee stock purchase plan........................         45,000                --
     Equity distributions..............................................       (738,000)      (14,218,000)
                                                                         -------------     -------------
Net cash provided by financing activities..............................    262,381,000        71,549,000
                                                                         -------------     -------------
     Net increase in cash and cash equivalents.........................    106,041,000         3,672,000
     Effect of exchange rates on cash and cash equivalents.............       (429,000)          (39,000)
     Cash and cash equivalents, beginning of period....................     20,757,000        20,030,000
                                                                         -------------     -------------
Cash and cash equivalents, end of period...............................  $ 126,369,000     $  23,663,000
                                                                          ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid during the period...................................  $  13,476,000     $  17,366,000
     Taxes paid (received) during the period...........................  $   9,452,000     $   1,883,000

        See accompanying notes to the consolidated financial statements.

                            SIGNATURE RESORTS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BACKGROUND

     The consolidated financial statements have been presented using pooling-of-interests accounting to give effect to the AVCOM, PRG and LSI Mergers as of the earliest period presented (See note 5). These statements should be read in conjunction with the Company's audited supplemental consolidated financial statements and notes thereto contained in Signature Resorts, Inc.'s (the "Company's") Current Report on Form 8-K/A (file no. 000-21193) filed on October 10, 1997, which gives effect to pooling of interests accounting treatment for the AVCOM, PRG and LSI Mergers. The accounting policies used in preparing the unaudited consolidated financial statements contained herein are the same as those described in the aforementioned current report.

     The unaudited consolidated financial statements contained herein do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 -- COMMON STOCK SPLIT

     On October 27, 1997, the Company completed a 3 for 2 stock split in the form of a dividend on the Company's Common Stock. Stockholders of record on October 10, 1997 received one additional share of the Company's Common Stock for every two shares owned on such date. Fractional shares were paid in cash. All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been restated to reflect the 3 for 2 stock split.

NOTE 3 -- EARNINGS PER SHARE

     During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. The statement establishes standards for computing and presenting earnings per share ("EPS") and applies to publicly held common stock or potential common stock. The statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, Earnings Per Share ("Opinion 15"). It replaces presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

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

     The statement requires implementation for the Company during the fourth quarter of 1997 and does not allow for early implementation. However, if the Company had implemented the statement for the three months ended September 30, 1997 and 1996, basic EPS would have been $0.20 and $0.15, respectively, and diluted EPS would have been $0.20 and $0.14, respectively. For the nine months ended September 30, 1997 and 1996, basic EPS would have been $0.43 and $0.63 respectively, and diluted EPS would have been $0.42 and $0.63, respectively.

NOTE 4 -- COMMON STOCK AND NOTE OFFERINGS

     In February 1997, the Company consummated its public offering of $138.0 million aggregate principal amount of its 5 3/4% Convertible Subordinated Notes due 2007 (the "Convertible Notes") and its offering

                            SIGNATURE RESORTS, INC.

                                  (UNAUDITED)

(together with the Convertible Notes the "Concurrent Offerings") of 2.4 million newly-issued shares of its Common Stock (together with its secondary offering of 3.6 million shares sold by certain selling stockholders). The Convertible Notes may be exchanged for shares of the Company's Common Stock at any time prior to their maturity on January 15, 2007. The Convertible Notes are exchangeable at a conversion price of $30.417 per share, subject to adjustment under certain circumstances as stated in the related indenture. The proceeds to the Company from the sale of the 2.4 million newly-issued shares of Common Stock offered by the Company and from the sale of the $138.0 million aggregate principal amount of Convertible Notes, based on a public offering price of 100% of the principal amount thereof, in each case after deducting underwriting discounts and expenses, were $53.2 million and $134.9 million, respectively.

     In August 1997, the Company consummated its private placement offering (the "Senior Subordinated Notes Offering"), of $200.0 million aggregate principal amount of its 9 3/4% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") at a price of 99.234% of the principal amount for an effective yield of 9 7/8% per annum. After deducting underwriters discount and expenses, the net proceeds to the Company were $191.0 million.

NOTE 5 -- MERGERS AND ACQUISITIONS

     On February 7, 1997, the Company consummated its acquisition by merger (the "AVCOM Merger") of AVCOM International, Inc. ("AVCOM"). AVCOM is the parent company of All Seasons Resorts, Inc., a developer, marketer and operator of vacation ownership resorts with ten resorts located in Arizona, California, and Texas. Pursuant to the terms of the AVCOM Merger, AVCOM shareholders of record on February 7, 1997 received an aggregate of 1,324,554 shares of the Company's Common Stock. The Company also assumed $68.3 million in long-term debt. The Company has accounted for the AVCOM Merger under the pooling-of-interests method of accounting for business combinations.

     On May 15, 1997, the Company consummated its acquisition by merger (the "PRG Merger") of Plantation Resorts Group, Inc. ("PRG"), a Williamsburg, Virginia based developer, owner and operator of vacation ownership resorts. The PRG Merger was consummated through the issuance of 3,601,844 shares of the Company's Common Stock and assumption of $58.4 million in long-term debt. PRG owns and operates the Powhatan Plantation Resort and the Greensprings Plantation Resort, each located in Williamsburg, Virginia. In addition, the Company acquired an additional 141 acres of development land near the two resorts. The Company has accounted for the PRG Merger under the pooling-of-interests method of accounting for business combinations.

     On August 28, 1997, the Company consummated its acquisition by merger (the "LSI Merger") of LSI Group Holdings, Plc ("LSI") a United Kingdom based developer, owner and operator of a points based vacation club with 11 vacation ownership resorts located in England, Spain and Austria. The LSI Merger was consummated through the issuance of 1,996,401 shares of the Company's Common Stock and cash consideration of approximately $1.0 million and the assumption of $0.5 million in long-term debt. The Company has accounted for the LSI Merger under the pooling-of-interests method of accounting for business combinations.

     As a result of the AVCOM, PRG and LSI Mergers, the Company recorded one-time charges to earnings of $4.1 million and $10.0 million, respectively, for the three and nine months ended September 30, 1997. These charges included fees and expenses payable to financial advisors, legal fees, accounting fees and other transaction expenses related to the mergers.

                            SIGNATURE RESORTS, INC.

                                  (UNAUDITED)

     Total revenues and net income contributed by the Company before giving effect to the AVCOM, PRG and LSI Mergers, as well as by each of AVCOM, PRG and LSI on a stand alone basis for the three and nine months ended September 30, 1997 and 1996 are as follows:

                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                         SEPTEMBER 30                     SEPTEMBER 30
                                  ---------------------------     -----------------------------
                                     1997            1996             1997             1996
                                  -----------     -----------     ------------     ------------
    Total revenue:
      Company.................    $47,266,000     $24,801,000     $119,218,000     $ 63,732,000
      AVCOM...................     22,858,000      13,287,000       64,520,000       32,986,000
      PRG.....................     12,251,000      10,340,000       34,258,000       37,285,000
      LSI.....................     11,859,000       7,369,000       31,289,000       18,899,000
                                  -----------     -----------     ------------     ------------
              Total revenue...    $94,234,000     $55,797,000     $249,285,000     $152,902,000
                                  ===========     ===========     ============     ============
    Net income (loss):
      Company.................    $ 2,882,000     $ 3,697,000     $  8,463,000     $ 10,061,000
      AVCOM...................      3,304,000      (1,472,000)      5,532 ,000       (1,433,000)
      PRG.....................      2,062,000       1,149,000          622,000        5,424,000
      LSI.....................     (1,084,000)        735,000          650,000        1,895,000
                                  -----------     -----------     ------------     ------------
              Total net
                income........    $ 7,164,000     $ 4,109,000     $ 15,267,000     $ 15,947,000
                                  ===========     ===========     ============     ============

     In August 1997, the Company consummated its acquisition of the Savoy Hotel in Miami Beach, Florida for a purchase price of approximately $15.0 million in cash. The Company plans to convert the existing 40 completed hotel units and the 28 partially completed units into approximately 65 studio, one and two bedroom vacation ownership units.

     On July 28, 1997, the Company announced that a partnership of which it is a managing general partner had entered into a definitive agreement to acquire the Embassy Suites Resort at Kaanapali Beach, Maui, Hawaii for approximately $78.0 million. The acquiring entity is a partnership formed by a wholly owned subsidiary of the Company (as the managing general partner), the Whitehall Street Real Estate Limited Partnership VII and Apollo Real Estate Advisors, L.P. The Company's subsidiary owns a 24% partnership interest in the acquiring entity. The Embassy Suites Resort at Kaanapali Beach is a 413-suite, full service resort hotel located on the beach in Kaanapali, Maui, Hawaii. Upon the receipt of necessary governmental approvals, the Company intends to convert the first phase of hotel suites to vacation ownership units. The Company expects to operate the resort with approximately 256 hotel suites and approximately 157 one-bedroom and two-bedroom vacation ownership units.

NOTE 6 -- SUBSEQUENT EVENTS

     On November 7, 1997, the Company consummated its acquisition (the "VI Acquisition") of Vacation Internationale, Ltd. ("VI"), a Bellevue, Washington based developer and operator of a points based vacation club with 21 vacation ownership resort locations in the United States, Mexico and Canada. The Company acquired 100% of the capital stock of VI for a purchase price of $8 million in cash and promissory notes and the assumption of $16.3 million in long-term debt. The VI Acquisition will be accounted for under the purchase method of accounting for business combinations.

                            SIGNATURE RESORTS, INC.

                                  (UNAUDITED)

     On October 10, 1997, the Company consummated its acquisition (the "Marc Acquisition") of Marc Hotels & Resorts, Inc. ("Marc Resorts"), a Hawaii based management company which manages 22 resort locations in Hawaii. The Marc Acquisition was consummated through the issuance of 212,717 shares of the Company's Common Stock. The Marc Acquisition will be accounted for under the purchase method of accounting for business combinations.

     On October 29, 1997, the Company announced the execution of a definitive agreement to acquire the European vacation ownership business of Global Development, Ltd. and certain of its affiliated companies (the "Global Group") for cash consideration of approximately $18 million. The Global Group sells vacation ownership interests and operates a European points based vacation club with 13 resort locations in France (3), United Kingdom (4), Austria (1), mainland Spain (1), and the Canary Islands (4). The Global acquisition will be accounted for under the purchase method of accounting for business combinations. The Company will assume no long-term debt as part of this transaction. The Company's agreement to acquire the Global Group's European vacation ownership business is subject to the satisfaction of customary closing conditions and is anticipated to close by January 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

     Comparison of the three months ended September 30, 1997 to the three months ended September 30, 1996. During the three months ended September 30, 1997, the Company achieved total revenue of $94.2 million compared to $55.8 million during the three months ended September 30, 1996, an increase of $38.4 million, or 69%. This increase was primarily due to a 71% increase in interval sales to 5,134 intervals sold during the three months ended September 30, 1997 from 3,006 intervals sold during the comparable period of 1996 and a 79% increase in interest income. Point sales at the Company's European resorts during the third quarter of 1997 increased 35% to 50,160 points sold during the third quarter of 1997 from 37,200 points sold during the comparable period of 1996. The increase in intervals and points sold was the result of strong sales trends at the Company's resorts as well as the Company recording sales for the first time at the Embassy Vacation Resort at Lake Tahoe, Scottsdale Villa Mirage Resort and The Ridge at Sedona Golf Resort, all either acquired or developed by the Company subsequent to the third quarter of 1996. The average sales price of intervals sold at the Company's resorts increased 1% to $13,576 for the three months ended September 30, 1997 from $13,443 for the comparable period of 1996. The average sales price of intervals sold will change from period to period depending upon the mix of resorts in sales and the type of units sold (studio, one, two and three bedrooms). The average price per point sold at the Company's European resorts increased 18% to $204 during the third quarter of 1997 from $173 during the third quarter of 1996.

     Interest income for the third quarter of 1997 increased $5.1 million, or 79%, from the comparable period of 1996 as a result of increases in mortgages receivable and interest income from investments which increased by $1.9 million during the third quarter of 1997 as a result of interest income received from the invested proceeds from the Senior Subordinated Notes Offering. Gross mortgages receivable increased to $315.2 million at September 30, 1997 from $204.8 million at September 30, 1996, an increase of $110.4 million, or 54%.

     Other income increased by $0.5 million, or 22%, to $2.8 million for the three months ended September 30, 1997 from $2.3 million for the comparable period of 1996 due to increases in rental and management income.

     Total costs and operating expenses for the three months ended September 30, 1997 increased by $27.0 million, or 53%, to $77.6 million from $50.6 million for the comparable period of 1996. Excluding non-recurring charges related to merger and acquisition costs and resort property valuation allowance, total costs and operating expenses increased 48% over the comparable period of 1996. Excluding these non-recurring charges, total costs and operating expenses decreased to 78% of total revenue in the third quarter of 1997 from 89% of total revenue in the third quarter of 1996.

     Advertising, sales and marketing expenses increased 57% to $35.7 million for the three months ended September 30, 1997 from $22.7 million for the three months ended September 30, 1996. As a percentage of vacation interval and point sales, advertising, sales and marketing expenses improved to 45% for the three months ended September 30, 1997 from 48% for the comparable period of 1996. Reductions in advertising, sales and marketing expenses resulted from elimination of duplicative expenses at the resorts acquired in the AVCOM Merger as well as from the company-wide application of the best marketing practices of each of AVCOM, PRG and LSI.

     Interest expense-treasury decreased to $2.9 million during the three months ended September 30, 1997 from $3.7 million during the three months ended September 30, 1996, as a result of the Company's use of the proceeds from the Concurrent Offerings and the Senior Subordinated Notes Offering to finance mortgages receivable.

     Other loan portfolio expenses increased $0.1 million during the three months ended September 30, 1997 to $1.1 million from $1.0 million during the comparable period of 1996. As a percentage of gross mortgages receivable, other loan portfolio expenses decreased to 0.4% during the third quarter of 1997 from 0.5% during the comparable period of 1996.

     The provision for doubtful accounts increased $1.0 million during the three months ended September 30, 1997 to $2.3 million from $1.3 million during the comparable period of 1996. The allowance for doubtful accounts as a percentage of gross mortgages receivable decreased to 6.5% at September 30, 1997 from 6.8% at September 30, 1996. The mortgages receivable delinquency rate (past due by 60 or more days) was 3.6% at September 30, 1997. At September 30, 1997, the Company had an additional 1.8% of its consumer loans in default. Typically such loans are 120 days past due and the Company has commenced foreclosure, deed-in-lieu or bankruptcy procedures to recover the underlying asset.

     General and administrative expenses increased to $10.2 million for the three months ended September 30, 1997 from $7.6 million for the three months ended September 30, 1996, an increase of 34%. However, as a percentage of total revenue, general and administrative expenses decreased to 11% for the three months ended September 30, 1997 from 14% for the three months ended September 30, 1996 as a result of increased efficiencies provided by the Company's larger resort base. The increase in general and administrative expenses was the result of (i) the addition of a number of senior officers and key executives in order to build the management and organizational infrastructure necessary to efficiently manage the Company's growth, (ii) the Company's expenses and reporting obligations as a public company, (iii) increased overhead due to the acquisition of additional resorts, and (iv) added salary, travel and office expenses attributable to the growth in the size of the Company.

     Depreciation and amortization increased $0.3 million, or 23%, to $1.6 million during the three months ended September 30, 1997 from $1.3 million during the three months ended September 30, 1996, reflecting increased depreciation and amortization from capital expenditures.

     Interest expense-other, reported net of $1.5 million and $1.6 million in capitalized interest for the three months ended September 30, 1997 and 1996, respectively, increased $3.2 million, or 291%, to $4.3 million for the three months ended September 30, 1997 from $1.1 million for the comparable period of 1996. The increase was due primarily to interest on the Convertible Notes and the Senior Subordinated Notes issued in 1997.

     As a result of the factors discussed above, income before provision for income taxes and non-recurring charges of $4.1 million and $0.8 million for the three months ended September 30, 1997 and 1996, respectively, increased to $16.4 million for the three months ended September 30, 1996, an increase of 242% from $4.8 million in the comparable period of 1996,.

     An extraordinary item of $0.2 million, net of income taxes, was charged to net income for the three months ended September 30, 1997 as a result of the early retirement of notes payable to financial institutions.

     Provision (benefit) for income taxes changed from a benefit of $0.1 million for the three months ended September 30, 1996 to an expense of $4.9 million for the three months ended September 30, 1997. The increase in income taxes is a result of the change in the Company's status to a C corporation subsequent to its initial public offering in August of 1996. Previously, the Company's predecessor entities incurred federal income taxes only with respect to AVCOM as well as foreign income taxes with respect to LSI and the Company's properties located in St. Maarten, Netherlands Antilles. The 1996 tax benefit results from the recognition of AVCOM's operating loss carryforwards.

     Net income, before extraordinary item and non-recurring charges (net of taxes) was $9.9 million for the three months ended September 30, 1997, an increase of $5.3 million, or 115%, from $4.6 million for the three months ended September 30, 1996. Assuming the Company was taxed as a C corporation for the three months ended September 30, 1996 at a 40% tax rate, net income before extraordinary item and non-recurring charges (net of taxes) would have been $2.9 million for the three months ended September 30, 1996 compared to $9.9 million for the three months ended September 30, 1997, an increase of 241%. Reported net income was $7.2 million for the three months ended September 30, 1997, an increase of $3.1 million, or 76%, from $4.1 million for the comparable period of 1996.

     Comparison of the nine months ended September 30, 1997 to the nine months ended September 30, 1996. During the nine months ended September 30, 1997, the Company achieved total revenue of $249.3 million, an increase of $96.4 million, or 63%, over the $152.9 million during the nine months ended September 30, 1996. This increase was primarily due to a 67% increase in vacation interval and point sales and a 59% increase in interest income during the nine months ended September 30, 1997 over the comparable period of 1996. The growth in interval sales was due to a 63% increase in intervals sold to 13,605 in the nine months ended September 30, 1997 from 8,336 in the nine months ended September 30, 1996, and a 2% increase in average sales price of intervals sold to $13,439 in the nine months ended September 30, 1997 from $13,135 in the comparable period of 1996. The increase in intervals sold was due to the commencement of sales during the nine months ended September 30, 1997 at San Luis Bay Resort, Embassy Vacation Resort Lake Tahoe, Sedona Summit Resort, Scottsdale Villa Mirage Resort, and Villas on the Lake. The growth in average sales price of intervals sold was due to a change in the mix of units sold. The average sales price will change from period to period depending upon the mix of resorts in sales and the type of units sold (studio, one, two and three bedrooms). The average price per point sold at the Company's European resorts increased 22% to $210 during the nine months ended September 30, 1997 from $172 during the comparable period of 1996.

     Interest income increased $11.0 million, or 59%, to $29.5 million for the nine months ended September 30, 1997 from $18.5 for the comparable period of 1996. The increase is the result of increases in gross mortgages receivable and interest income from investments. Gross mortgages receivable increased to $315.2 million at September 30, 1997, an increase of $110.4 million, or 54%, from $204.8 million at September 30, 1996. Interest income from investments increased by approximately $3.5 million as a result of investment of the proceeds received from the Concurrent Offerings consummated in February 1997 and the Senior Subordinated Notes Offering consummated in August 1997.

     Total costs and operating expenses for the nine months ended September 30, 1997 increased by $83.2 million, or 63%, to $215.5 million from $132.3 million for the comparable period of 1996. Total costs and operating expenses, net of $10.0 million in non-recurring merger and acquisition costs associated with the AVCOM, PRG and LSI Mergers, were $205.5 million for the nine months ended September 30, 1997 compared to $131.5 million, net of a $0.8 million non-recurring write-down of certain AVCOM assets to estimated fair market value, for the comparable period of 1996. However, as a percentage of total revenue, total costs and operating expenses, excluding non-recurring charges, decreased to 82% in the nine months ended September 30, 1997 from 86% in the comparable period of 1996. This decrease is attributable to a decrease in interest expense-treasury as a percentage of total revenue to 4% in the nine months ended September 30, 1997 from 7% in the comparable period of 1996, as the Company began to finance mortgages receivable with the proceeds from the Concurrent Offerings and the Senior Subordinated Note Offering, rather than hypothecated debt. Vacation interval and point cost of sales, as a percentage of vacation interval and point sales, were 26% for each of the nine months ended September 30, 1997 and 1996.

     Advertising, sale and marketing expenses increased $35.7 million to $94.8 million for the nine months ended September 30, 1997 from $59.1 million for the nine months ended September 30, 1996. As a percentage of vacation interval and point sales, advertising, sales and marketing expenses decreased to 45% for the nine months ended September 30, 1997 from 47% for the comparable period of 1996. Reductions in advertising, sales and marketing resulted from reductions in these expenses at the resorts acquired in the AVCOM Merger as well as from the company-wide application of the best marketing practices of each of AVCOM, PRG and LSI.

     Other loan portfolio expenses increased $1.7 million during the nine months ended September 30, 1997 to $4.5 million from $2.8 million during the comparable period of 1996. However, as a percentage of gross mortgages receivable, other loan portfolio expense remained constant at 1.4% for both periods.

     The provision for doubtful accounts increased $2.3 million during the nine months ended September 30, 1997 to $6.0 million from $3.7 million during the comparable period of 1996. The allowance for doubtful accounts as a percentage of gross mortgages receivable decreased to 6.5% at September 30, 1997 from 6.8% at September 30, 1996.

     General and administrative expenses increased to $30.8 million for the nine months ended September 30, 1997 from $19.4 million for the nine months ended September 30, 1996, an increase of 59%. As a percentage of total revenue, general and administrative expenses decreased to 12% for the nine months ended September 30, 1997 from 13% for the comparable period of 1996 as a result of increased efficiencies provided by the Company's larger resort base. The increase in general and administrative expenses was the result of (i) the addition of a number of senior officers and key executives in order to build the management and organizational infrastructure necessary to efficiently manage the Company's growth, (ii) the Company's expenses and reporting obligations as a public company, (iii) increased overhead due to the acquisition of additional resorts, and (iv) added salary, travel and office expenses attributable to the growth in the size of the Company.

     Depreciation and amortization increased $1.1 million, or 34%, to $4.3 million during the nine months ended September 30, 1997 from $3.2 million during the nine months ended September 30, 1996, reflecting increased depreciation and amortization from capital expenditures.

     Interest expense-other, reported net of capitalized interest of $2.7 million and $3.8 million at September 30, 1997 and 1996, respectively, increased $3.8 million, or 112%, to $7.2 million for the nine months ended September 30, 1997 from $3.4 million for the comparable period of 1996. The increase was due primarily to the interest on the Convertible Notes and the Senior Subordinated Notes issued in 1997.

     As a result of the factors discussed above, income before provision for income taxes and non-recurring charges increased 104% to $36.4 million for the nine months ended September 30, 1997 from $17.8 million for the nine months ended September 30, 1996.

     An extraordinary item of $0.8 million, net of income taxes, was charged to net income for the nine months ended September 30, 1997 as the result of the early retirement of notes payable to financial institutions.

     For the nine months ended September 30, 1997, income taxes increased $9.4 million over the comparable period in 1996 as a result of the change in the Company's status to a C corporation subsequent to its August 1996 initial public offering. Previously, the Company's predecessor entities only incurred federal income taxes with regard to AVCOM and foreign income taxes with respect to LSI and the company's properties located in St. Maarten, Netherlands Antilles.

     Income before extraordinary item and non-recurring charges (net of taxes) was $22.0 million for the nine months ended September 30, 1997, an increase of $5.5 million, or 33%, from $16.5 million for the comparable period of 1996.

     Assuming the Company was taxed as a C corporation for the nine months ended September 30, 1996 at a 40% tax rate, income before extraordinary item and non-recurring charges (net of taxes) would have been $10.7 million, compared to $22.0 million for the corresponding period of 1997, an increase of 106%. Reported net income was $15.3 million for the nine months ended September 30, 1997, compared to $15.9 million for the nine months ended September 30, 1996.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company has received a commitment from a bank lender to provide it with a $100.0 million Senior Credit Facility (the "Credit Facility"). The Credit Facility is expected to have a variable borrowing rate based on the percentage of the Company's mortgages receivable pledged to the lender under such facility and the amount of funds advanced thereunder. The interest rate will vary between LIBOR plus 7/8% and LIBOR plus 1 3/8%, depending on the amount of advances against mortgages receivable. It is expected that the Credit Facility will have a three year term and will contain customary covenants, representations and warranties and conditions to draw down on the funds. No assurance can be given, however, that the Company will be able to enter into definitive documents with respect to such Credit Facility.

     In August 1997, the Company consummated its private placement offering of $200.0 million of Senior Subordinated Notes at a price of 99.234% of the principal amount for an effective yield of 9 7/8%. After deducting underwriters' discounts and expense, the net proceeds to the Company were $191.0 million. The Company has agreed to exchange new notes (the "Exchange Notes") which will be registered with the Securities and Exchange Commission, for its existing Senior Subordinated Notes. The form and terms of the Exchange Notes are identical to the Senior Subordinated Notes except that the Exchange Notes will be registered under the Securities Act of 1933 as amended.

     In February 1997, the Company consummated its public offering of $138.0 million aggregate principal amount of Convertible Notes and its offering of 6.0 million shares of Common Stock (comprised of 2.4 million newly-issued shares sold by the Company and 3.6 million secondary shares sold by certain selling stockholders). The net proceeds to the Company from the sale of the 2.4 million newly-issued shares of Common Stock and from the sale of the $138.0 million aggregate principal amount of Convertible Notes, based on a public price of 100% of the principal amount thereof, in each case after deducting underwriting discounts and expenses, were $53.2 million and $134.9 million, respectively. The Convertible Notes may be exchanged for shares of the Company's Common Stock at any time prior to maturity on January 15, 2007 at a conversion price of $30.417 per share, subject to adjustment under certain circumstances as stated in the related indenture.

     The Company generates cash for operations from the sale of vacation intervals and points, the financing of the sales of vacation intervals, the rental of unsold vacation interval units, and the receipt of management fees. With respect to the sale of vacation intervals, the Company generates cash for operations from cash sales of vacation intervals, from the receipt of down payments from customers, and from the hypothecation of mortgages receivable from purchasers equal to 85% to 90% of the amount borrowed by such purchasers. The Company generates cash related to the financing of vacation interval sales on the difference between the interest charged on mortgages receivable, which averaged 15% for the nine months ended September 30, 1997, and the interest paid on the notes payable secured by such mortgages receivable, which averaged 10% for the same period.

     The Company requires funds to finance the future acquisition and development of vacation ownership resorts and properties and to finance customer purchases of vacation intervals. Such capital has been provided by secured financings on vacation interval inventory, secured financings on mortgages receivable generally funded by third party lenders and unsecured notes (including the Convertible Notes and the Senior Subordinated Notes issued in
1997). As of September 30, 1997, the Company had $198.8 million of additional borrowing capacity under certain third party lending agreements. As of September 30, 1997, the Company had $94.7 million outstanding under its notes payable to financial institutions secured by mortgages receivable and $13.2 million outstanding under its notes payable to financial institutions secured by vacation inventory.

     During the nine months ended September 30, 1997 and 1996, cash used in operating activities was $41.7 million and $13.8 million, respectively. Cash used in operating activities increased during the nine months ended September 30, 1997 primarily due to the payment of AVCOM's accounts payable and accrued liabilities and the financing of the Company's acquisition and development of the Westin Vacation Club at St. John, U.S. Virgin Islands.

     Net cash used in investing activities for the nine months ended September 30, 1997 and 1996 was $114.6 million and $54.1 million, respectively. For the nine months ended September 30, 1997, the change in net mortgage receivables was $37.2 million higher than during the comparable period in 1996 due to an increase in vacation intervals sold. In addition, net cash used in investing activities also reflects the payments of $6.0 million in underwriting discounts and expenses associated with the Company's Concurrent Offerings and Senior Subordinated Notes Offering.

     For the nine months ended September 30, 1997 and 1996, net cash provided by financing activities was $262.4 million and $71.5 million, respectively. The increase in cash provided by financing activities during the nine months ended September 30, 1997 was due to proceeds from the Concurrent Offerings consummated in February 1997 and the August 1997 Senior Subordinated Notes Offering, a reduction in proceeds from notes payable to financial institutions of $109.0 million, offset by increases in payments to financial institutions of $46.2 million. The Company is currently evaluating the acquisition and/or development of a number of resort properties and of completed vacation intervals as inventory. In addition, the Company is currently evaluating several vacation ownership asset, management and operating company acquisitions to integrate into or to expand the operations of the Company.

     In the future, in addition to the financing activities described, the Company may issue corporate debt or equity securities to finance its acquisition activities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest, and may be subject to such terms as management deems prudent.

     The Company believes that, with respect to its current operations, the net proceeds to the Company from the Senior Subordinated Notes Offering, the Credit Facility and borrowing capacity under certain third-party lending agreements, together with cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs through September 30, 1998. However, depending upon conditions in the capital and other financial markets, other factors and the Company's growth and expansion plans, the Company may from time to time consider the issuance of other debt or equity securities, the proceeds of which would be used to finance acquisitions, to refinance debt, finance mortgage receivables or for other purposes.

  MERGER WITH AVCOM INTERNATIONAL, INC.

     On February 7, 1997, the Company consummated the AVCOM Merger, acquiring 100% of the capital stock of AVCOM in exchange for the issuance of 1,324,554 shares of the Company's Common Stock, representing on a pro forma basis approximately 4.4% of the Company's Common Stock outstanding following such acquisition. Based upon the closing price of the Common Stock on February 7, 1997, the 1,324,554 shares issued in the AVCOM Merger were valued at of approximately $32.2 million. The Company also assumed approximately $68.3 million in long-term debt in the AVCOM Merger. The Company has accounted for the AVCOM Merger under the pooling-of-interests method of accounting for business combinations.

     Transaction costs relating to the negotiation, preparation and consummation of the AVCOM Merger and the combination of certain operations of the Company and AVCOM resulted in a one-time charge to the Company's earnings of $1.7 million in the first quarter of 1997. This charge includes the fees and expenses payable to financial advisors, legal fees, accounting fees and other transaction related expenses. However, there can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the AVCOM Merger and the integration of the Company's and AVCOM's operations.

  MERGER WITH PLANTATION RESORTS GROUP, INC.

     On May 15, 1997, the Company consummated the PRG Merger, acquiring 100% of the capital stock of PRG in exchange for the issuance of 3,601,844 shares of the Company's Common Stock, representing on a pro forma basis approximately 10.7% of the Company's Common Stock outstanding following such acquisition. Based upon the closing price of the Common Stock on May 15, 1997, the shares issued in the PRG merger were valued at approximately $59.1 million. The Company also assumed approximately $58.4 million in long-term debt in the PRG Merger. The Company has accounted for the PRG Merger under the pooling-of-interests method of accounting for business combinations.

     As a result of the PRG Merger, the Company recorded a one-time charge of $4.2 million during the second quarter of 1997 for charges related to the PRG Merger including fees and expenses payable to financial advisors, legal fees, accounting fees and other transaction related expenses. However, there can be no assurance the Company will not incur additional charges in subsequent quarters to reflect costs associated with the PRG Merger and the integration of the Company's and PRG's operations.

  MERGER WITH LSI GROUP HOLDINGS PLC

     On August 28, 1997, the Company consummated the LSI Merger, acquiring 100% of LSI's capital stock in exchange for the issuance of 1,996,401 shares of the Company's Common Stock, representing on a pro forma basis approximately 5.6% of the Company's Common Stock outstanding following such acquisition. Based upon the closing price of the Common Stock on August 28, 1997, the 1,996,401 shares issued in the LSI Merger were valued at approximately $48.2 million. In addition to the Common Stock issued in the LSI Merger, the Company also assumed $0.5 million in long-term debt and paid cash consideration of approximately $1.0 million to an LSI shareholder. The Company has accounted for the LSI Acquisition under the pooling-of-interests method of accounting for business combinations.

     Transaction costs relating to the negotiation, preparation, and consummation of the LSI Merger and the combination of certain operations of the Company and LSI resulted in a one-time charge to the Company's earnings of $4.1 million in the third quarter of 1997. This charge includes the fees and expenses payable to financial advisors, legal fees, accounting fees and other transaction related expenses. However, there can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the LSI Acquisition and the integration of the Company's and LSI's operations.

                          PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     Acquisition of Vacation Internationale, Ltd. On November 7, 1997, the Company consummated its acquisition of 100% of the capital stock of Vacation Internationale, Ltd. ("VI") for approximately $8.0 million in cash and promissory notes and the assumption of approximately $16.3 million of long-term indebtedness. Founded in 1974, VI is a Bellevue, Washington based developer and operator of vacation ownership resorts. Its Vacation Time Share Program includes 21 owned, managed or affiliated resorts in the Western United States, Hawaii, Mexico and Canada. The acquired assets include VI's approximately $12.8 million mortgages receivable portfolio. Vacation Internationale's club program allows its approximately 31,000 member families to use their annual allotments of points as a currency to reserve each year the specific resort, season, unit type and length of stay at any of the club's 21 resorts. The VI acquisition will be accounted for using the purchase method of accounting for business combinations.

     Pending Acquisition of European Vacation Ownership Business of Global Development Ltd. On October 29, 1997, the Company announced the execution of a definitive agreement to acquire the European vacation ownership business of Global Development Ltd. and certain of its affiliated companies (the "Global Group") through an asset purchase for cash consideration of approximately $18 million. The Global Group has 13 resort locations in France (3), United Kingdom
(4), Austria (1), mainland Spain (1), and the Canary Islands (4). The Company will assume no long-term debt as part of this transaction, but will assume approximately $7.0 million in current liabilities and acquire assets valued at approximately $15.8 million. The Company's agreement to acquire the Global Group's European vacation ownership business is subject to the satisfaction of customary closing conditions. The asset purchase will be accounted for using the purchase method of accounting.

     Three-for-Two Common Stock Split. On October 27, 1997, the Company completed a three-for-two stock split in the form of a dividend on the Company's Common Stock. Stockholders of record on October 10, 1997 (the "Record Date") received one additional share of Common Stock for every two shares owned on the Record Date. Fractional shares were paid in cash.

     Acquisition of Marc Hotels & Resorts. On October 10, 1997, the Company consummated its acquisition (the "Marc Acquisition") of Hawaii-based Marc Hotels & Resorts, Inc. ("Marc Resorts"), acquiring 100% of the capital stock of Marc Resorts in exchange for the issuance of 212,717 shares of the Company's Common Stock. Marc Resorts manages 22 resort locations on Hawaii's five major islands. The Marc Acquisition will be accounted for using the purchase method of accounting for business combinations.

     Creation of Sunterra Resorts Brand. On September 24, 1997, the Company announced the creation of "Sunterra Resorts," the Company's new flagship brand of vacation ownership resorts. Initially, 19 formerly non-branded properties will assume the Sunterra Resorts name and will become the Company's third vacation ownership brand in North America, joining the Embassy Vacation Resorts and Westin Vacation Club brands. The introduction of the Sunterra Resorts brand marks the first step in the evolution of the Company's planned "Club Sunterra" points-based vacation club. The Company plans to continue its introduction of the Sunterra brand to its owner families and the traveling public during 1997 and by year-end 1998 intends to create Club Sunterra, a complete points-based vacation club with multiple worldwide products, internal exchange and flexible lengths of stay.

     Agreement with Westin Hotels & Resorts. The Company's exclusive Agreement (the "Westin Agreement") with Westin Hotels & Resorts ("Westin") is terminable by either the Company or Westin upon the merger of such party with a third party. As a result of the pending closing of the merger of Westin into Starwood Lodging Trust and Starwood Lodging Corp., the Company and Westin have begun discussions regarding whether to modify the exclusive agreement between the Company and Westin to acquire, develop and market four and five star vacation ownership resorts in North America, Mexico and the Caribbean (the "Territory"). The discussions include whether to modify the agreement to make the relationship a non-exclusive one, and whether to continue to have a representative from the Company and Westin serve on each other's Board of Directors. As written, the existing exclusive agreement limits the Company's ability to develop four and five star vacation ownership resorts in the Territory with hotel and resort companies that are competitors of Westin and simultaneously limits Westin's ability to develop four and five star vacation ownership resorts in the Territory with anyone other than the Company. If the parties elect to modify the agreement to make it non-exclusive, the Company and Westin will each be free to pursue four and five star vacation ownership acquisition and development opportunities in the Territory either alone, with each other or with other luxury hotel and resort companies. In that event, it would be the Company's intention to continue to work to expand its four and five star vacation ownership resorts in a variety of ownership structures, including as Westin Vacation Clubs in joint venture with Westin (subject to Westin's approval of the specific project); as Sunterra Resorts; and as other luxury hotel and resort company brands. In any event, the parties currently intend to continue their existing joint venture in St. John, U.S. Virgin Islands.

     Pending Acquisition of Embassy Suites at Kaanapali Beach, Maui. On July 28, 1997, the Company announced that a partnership of which it is a managing general partner had entered into a definitive agreement to acquire Embassy Suites Resort at Kaanapali Beach, Maui, Hawaii (the "Kaanapali Acquisition") for approximately $78 million. The acquiring entity is a partnership formed by a wholly owned subsidiary of the Company (as the managing general partner), the Whitehall Street Real Estate Limited Partnership VII and Apollo Real Estate Advisors, L.P. The Company's subsidiary owns a 24% partnership interest in the acquiring entity. The Embassy Suites Resort at Kaanapali Beach is a 413-suite, full service resort hotel located on the beach in Kaanapali, Maui, Hawaii. Upon the receipt of necessary governmental approvals, the Company intends to convert the first phase of hotel suites to vacation ownership units. The Company expects to operate the resort with approximately 256 hotel suites and approximately 157 one-bedroom and two-bedroom vacation ownership units.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   1.1     Purchase Agreement dated as of August 5, 1997 by and among
              Signature Resorts, Inc. and the several Initial Purchasers named therein relating to the 9 3/4% Senior Subordinated Notes of
              Signature Resorts, Inc. due 2007 (incorporated by reference to
              Exhibit 1.1 to the Registrant's Registration Statement on Form
              S-1/S-3 (File No. 333-30285)).
      2.4     Amendment to the Agreement for Purchase and Sale of the Entire
              Issued Share Capital of LSI Group Holdings plc dated as of
              August 28, 1997 between Signature Resorts, Inc. and shareholders of LSI Group Holdings plc (incorporated by reference to Exhibit
              2.2 to Registrant's Current Report on Form 8-K filed with the
              Commission on September 12, 1997).
      4.2     Indenture dates as of August 1, 1997 by and between Signature
              Resorts, Inc. and Norwest Bank Minnesota, National Association,
              as trustee, for the 9 3/4% Senior Subordinated Notes due 2007 of
              Signature Resorts, Inc. (incorporated by reference to Exhibit
              4.2 to the Registrant's Registration Statement on Form S-1/S-3
              (File No. 333-30285)).
      10.10   Registration Rights Agreement dated as of August 28, 1997 by and among Signature Resorts, Inc., Ian K. Ganney and Richard
              Harrington (incorporated by reference to Exhibit 10.10 to the
              Registrant's Registration Statement on Form S-1/S-3 (File No.
              333-30285)).
      10.11   Registration Rights Agreement dated as of August 8, 1997 by and among Signature Resorts, Inc. and the persons named therein relating to the 9 3/4% Senior Subordinated Notes due 2007 of
              Signature Resorts, Inc. (incorporated by reference to Exhibit
              10.11 to the Registrant's Registration Statement on Form S-1/S-3
              (File No. 333-30285)).
      10.12   Amended Consulting Agreement dated as of August 1, 1997 by and between Signature Resorts, Inc., Resort Services, Inc. and Dr.
              Kay F. Gow and Robert T. Gow (incorporated by reference to
              Exhibit 10.12 to the Registrant's Registration Statement on Form
              S-1/S-3 (File No. 333-30285)).
      27.1    Financial Data Schedule

          (b) (1) Amended Current Report on Form 8-K/A, dated May 15, 1997, filed with the Commission on July 29, 1997, reporting pro forma financial information of the Company and historical financial information of Plantation Resorts Group, Inc., including consolidated balance sheets of Plantation Resorts Group, Inc. as of December 31, 1996 and 1995 and March 31, 1997 and consolidated statements of income, equity and cash flows for each of the three years ended December 31, 1996 and the three months ended March 31, 1997 and 1996, including notes thereto.

          (2) Current Report on Form 8-K, dated May 15, 1997, filed with the Commission on September 9, 1997, reporting consolidated and restated historical and pro forma financial information of the Company and historical financial information of LSI Group Holdings Plc, including consolidated balance sheets of the Company as of December 31, 1996 and 1995, consolidated statements of income, equity and cash flows of the Company for each of the three years ended December 31, 1996, consolidated profit and loss accounts, cash flow statements, statements of total recognized gains and losses, note of historical cost profits and losses and reconciliation of movements in shareholders funds of LSI Group Holdings Plc for the three years ended December 31, 1996, consolidated balance sheets of LSI Group Holdings Plc as of December 31, 1995 and 1996, in each case including notes thereto.

          (3) Current Report on Form 8-K, dated August 28, 1997, filed with the Commission on September 12, 1997, reporting the consummation of the Company's acquisition of LSI Group Holdings Plc.

          (4) Current Report on Form 8-K, dated September 29, 1997, filed with the Commission on October 3, 1997, reporting the Company's announced 3 for 2 stock split in the form of a common stock dividend payable on October 27, 1997.

          (5) Amended Current Report on Form 8-K/A, dated May 15, 1997, filed with the Commission on October 10, 1997, reporting consolidated and restated historical and pro forma financial information of the Company and historical financial information of LSI Group Holdings Plc, including consolidated balance sheets of the Company as of December 31, 1996 and 1995, consolidated statements of income, equity and cash flows of the Company for each of the three years ended December 31, 1996, supplemental consolidated balance sheets of the Company as of June 30, 1997 and December 31, 1996 and 1995, supplemental consolidated statements of income, equity and cash flows of the Company for each of the six month periods ended June 30, 1997 and 1996 and the three years ended December 31, 1996, consolidated profit and loss accounts, cash flow statements, statements of total recognized gains and losses, note of historical cost profits and losses and reconciliation of movements in shareholders funds of LSI Group Holdings Plc for the three years ended December 31, 1996, consolidated balance sheets of LSI Group Holdings Plc as of December 31, 1995 and 1996, in each case including notes thereto.

          (6) Amended Current Report on Form 8-K/A, dated May 15, 1997, filed with the Commission on October 22, 1997, containing the Company's revised financial data schedule.

          (7) Current Report on Form 8-K, dated October 23, 1997, filed with the Commission on October 24, 1997, reporting the Company's third quarter 1997 earnings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 1997                 By: /s/ MICHAEL A. DEPATIE

                                            ------------------------------------
                                              Michael A. Depatie
                                            Director, Executive Vice President,
                                            and Chief Financial Officer
                                            (Principal Financial Officer)

Dated: November 14, 1997                  By: /s/ DEWEY W. CHAMBERS
                                            ------------------------------------
                                              Dewey W. Chambers
                                            Vice President and Treasurer

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
------                            -----------

27.1                         Financial Data Schedule