Form 10-K405
period 1997-12-31
SIGNATURE RESORTS INC
filed 1998-03-30
CIK 1016577

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM                  TO
                                 ----------------    ----------------

                        COMMISSION FILE NUMBER 000-21193

                            SIGNATURE RESORTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MARYLAND                                     95-458215-7
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                       1875 SOUTH GRANT STREET, SUITE 650
                          SAN MATEO, CALIFORNIA 94402

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 312-7171
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
   Common Stock, par value $0.01 per value                New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes [X]     No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sales price of the Common Stock on March 28, 1998 as reported on the New York Stock Exchange, was approximately $555 million. At March 28, 1998 there were 35,880,507 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

================================================================================

                                     PART I

     Unless the context otherwise indicates, the "Company" refers to Signature Resorts, Inc. and includes its corporate and partnership predecessors and wholly-owned subsidiaries and affiliates including AVCOM International, Inc. ("AVCOM") and its subsidiaries, which were acquired in February 1997 (the "AVCOM Acquisition"); Plantation Resorts Group, Inc. ("PRG") and its subsidiaries, which were acquired in May 1997 (the "PRG Acquisition"); LSI Group Holdings, plc ("LSI") and its subsidiaries, which were acquired in August 1997 (the "LSI Acquisition"); Marc Hotels & Resorts, Inc. ("Marc"), which was acquired in October 1997 (the "Marc Acquisition"); Vacation Internationale, Ltd. ("VI") and its subsidiaries, which were acquired in November 1997 (the "VI Acquisition"); and Global Development Ltd. and certain of its subsidiaries (the "Global Group"), which was acquired in December 1997 (the "Global Acquisition").

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

THE COMPANY

     Signature Resorts, Inc. is the world's largest vacation ownership company, as measured by the number of resort locations. The Company currently has 81 resort locations in eight North American and European countries. The Company also manages units at 22 resorts in Hawaii. The Company's resort locations are in a variety of popular vacation destinations, including California, Hawaii, Arizona, Florida, the Caribbean, Mexico, France, the United Kingdom, Spain and the Canary Islands. Through both internal development and strategic acquisitions, the Company has expanded the number of its resort locations and its owner family base from nine resort locations and approximately 25,000 owner families at the time of its August 1996 initial public offering to its current 81 resort locations and approximately 200,000 owner families. As a result of the successful implementation of the Company's growth and operations strategy, the Company's revenues have grown to $337.7 million in 1997 from $219.8 million in 1996 and $168.3 million in 1995. By taking advantage of synergies resulting from the implementation of the Company's business strategy, the Company has increased 1997 EBITDA (as defined) by 91% over 1996 EBITDA and increased EBITDA as a percentage of total revenues to 25.3% in 1997 from 20.3% in 1996.

     The Company's operations consist of (i) marketing and selling vacation ownership interests at its resort locations, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity ("Vacation Intervals"), and vacation points which may be redeemed for occupancy rights at participating resort locations ("Vacation Points," and together with Vacation Intervals, "vacation interests"), (ii) acquiring, developing and operating vacation ownership resorts and (iii) providing consumer financing to individual purchasers for the purchase of vacation interests at its resort locations. The Company also provides resort management and maintenance services for which it receives fees paid by the resorts' homeowners' associations.

     The Company markets resort locations as Sunterra Resorts, Embassy Vacation Resorts and Westin Vacation Club Resorts and offers points-based vacation clubs in Europe and North America. The Company's Sunterra Resorts are marketed under the Company's Sunterra brand. The Company's Embassy Vacation Resorts and Westin Vacation Club resort are operated under agreements with Promus Hotel Corporation ("Promus") (the owner of the Embassy Suites brand) and Westin Hotels & Resorts ("Westin"), respectively. The Company offers points-based vacation clubs in Europe through its LSI and Global Group subsidiaries, and in North America through its VI subsidiary.

     The Company provides mortgage financing for approximately 75% of its vacation ownership sales. In addition to enhancing the sales process, financing customer receivables generates attractive profit margins and cash flows from the spread between interest rates charged by the Company on its mortgage receivables and the Company's cost of capital. This financing is typically collateralized by the underlying Vacation Interval or Vacation Points.

RECENT DEVELOPMENTS

     Senior Notes. On March 30, 1998, the Company announced the proposed offering of $125 million of its senior unsecured notes (the "Offering"). The Company intends to use the net proceeds of the Offering to repay certain existing indebtedness, for acquisitions and development and for general corporate purposes.

     Securitized Notes. On March 27, 1998, the Company announced that it intends to securitize approximately $100 million of its mortgages receivable, of which $50 million has been pre-committed. The Company expects to convey the mortgages receivable to a bankruptcy remote subsidiary, which would issue notes secured by such mortgages receivable (the "Securitized Notes"). The Securitized Notes would be nonrecourse to the Company. The Company is finalizing negotiations and expects to complete the securitization by May 1998. If completed, the securitization would be treated as a financing transaction for accounting purposes. The mortgages receivable and the Securitized Notes would remain on the Company's balance sheet. The Company would recognize no gain or loss on the Securitized Notes transaction.

     Name Change. The Company's Board of Directors has approved, subject to stockholder approval, a proposal to change the Company's corporate name to "Sunterra Corporation." The name change proposal will be presented for stockholder approval at the Company's May 15, 1998 annual meeting.

     Senior Credit Facility. The Company's $100 million Senior Bank Credit facility (the "Senior Credit Facility") was entered into on February 18, 1998. The Senior Credit Facility has variable borrowing based on the percentage of the Company's mortgage receivables pledged under such facility and the amount of funds advanced thereunder. The interest rate under the Senior Credit Facility will vary between LIBOR plus 7/8% and LIBOR plus 1 3/8%, depending on the amount advanced against mortgage receivables. The Senior Credit Facility has a three-year term and contains customary covenant representations and warranties and conditions to borrow. As of March 20, 1998, approximately $87 million was outstanding under the Senior Credit Facility. The Company is currently negotiating with its bank syndicate to increase the amount available under the Senior Credit Facility.

     Acquisition of MMG Holding Corp. and Affiliated Companies. On February 3, 1998, the Company acquired 100% of the capital stock of MMG Holding Corp., MMG Development Corp. and certain affiliated companies ("MMG") for approximately $26.5 million, comprised of $18.5 million in cash and the assumption of approximately $8.0 million of indebtedness (the "MMG Acquisition"). The acquired assets include MMG's approximately $6.6 million mortgages receivable portfolio. MMG is an Orlando, Florida based developer, operator and manager of vacation ownership resorts, with sales or management operations at six resorts in the southeastern United States. In addition, the Company assumed MMG's commitment to purchase an additional resort in Gatlinburg, Tennessee, which the Company purchased on February 18, 1998 and which the Company plans to convert to vacation ownership.

     Acquisition of Westin Carambola Beach Resort. On January 26, 1998, the Company acquired the Westin Carambola Beach Resort (the "Carambola Beach Resort") on the island of St. Croix, United States Virgin Islands for a purchase price of approximately $13.0 million. The Carambola Beach Resort contains 156 one-bedroom suites and one two-bedroom suite located in 27 separate two-story bungalows. The Company plans to begin vacation ownership sales and commence the first phase of renovations at the Carambola Beach Resort during the second quarter of 1998.

     Development Agreement with Westin Hotels & Resorts. On January 19, 1998, the Company and Westin modified their existing joint development agreement to make their relationship non-exclusive. Under their modified relationship, the Company and Westin each will be free to independently pursue all vacation ownership development opportunities. Under the parties' prior exclusive agreement, the Company and Westin each were restricted from developing four and five star vacation ownership resorts with third parties. The Company and Westin, however, will continue to jointly own and operate the Westin Vacation Club St. John, located in the U.S. Virgin Islands. As part of the modification, the Company's and Westin's representatives no longer serve on the other's board of directors.

     Additional Acquisitions and Developments. In addition to the MMG Acquisition and the acquisition of the Carambola Beach Resort, on December 31, 1997, the Company acquired the 46 unit Coral Reef Resort in

Miami, Florida, and, during the first quarter of 1998, acquired the 105 unit Homewood Suites, located in Santa Fe, New Mexico, the 58 unit Club Mougins Resort, located near Cannes, France and 10 units at the

Sunset View Resort, located in Tenerife, Canary Islands, in individual transactions with an aggregate purchase price of approximately $25.7 million. The Company intends to begin vacation ownership sales at each of these newly-acquired resorts during the second quarter of 1998. When added to the Company's 70 resort locations at December 31, 1997, as well as the Carambola Beach Resort and the seven resort locations acquired in the MMG Acquisition, these acquisitions give the Company 81 current resort locations.

     In addition, in March 1998, the Company received final planning, zoning and development approval for the planned development of the 158 unit Westin Vacation Club in Rancho Mirage, California, the Company's second joint venture with Westin. In March 1998, the Company also received final planning, zoning and development approval for the 58 unit Sunterra Harbor Lights Resort in San Diego, California. The Company expects to complete the initial phase of development of each of the Rancho Mirage and San Diego resorts and begin vacation ownership sales at the resorts during 1999.

BUSINESS STRATEGY

     The Company's objective is to capitalize on its position as the world's largest vacation ownership company, as measured by resort locations, and its base of approximately 200,000 owner families by continuing to (i) expand sales at its resort locations, (ii) strategically acquire and develop resort inventory and acquire operating companies and other vacation ownership-related assets,
(iii) improve operating margins by reducing operating costs through efficiencies gained by operating as a large multi-resort system and (iv) develop and introduce new vacation ownership products including its planned "Club Sunterra" worldwide points-based vacation exchange system.

     Signature has expanded to its current 81 resort locations from nine at the time of its August 1996 initial public offering through the successful implementation of its growth and operations strategy. The Company believes it has achieved sufficient size to enable it to capitalize on the strategic advantages of operating and purchasing leverage and the ability to provide choice and flexibility to its customers. The key elements of the Company's growth strategy are described below:

     Expand Sales. The Company intends to expand sales of vacation ownership interests at its existing resorts by adding additional inventory through the construction of new development units and through broader marketing efforts. As of December 31, 1997, the Company had available inventory of 29,168 Vacation Intervals and 599,554 Vacation Points. The Company believes it is well positioned to continue to expand its existing supply of inventory.

     Acquisition and Development. Signature has achieved its leading position in the industry by identifying and acquiring resorts in desirable locations at prices which the Company believes will allow it to achieve excellent returns. The Company's acquisition and development of new resort locations allows it to add new vacation ownership inventory and increase the number of owner families within the Company's resort system. The Company targets operating companies, resort properties and other vacation ownership assets for potential acquisition and development opportunities to replenish vacation ownership sales inventory while entering new markets and creating a larger resort and customer base from which to develop and market its products.

     The Company evaluates each acquisition candidate based on certain criteria. Each potential transaction is evaluated based on the strategic location of the resort properties and consumer demand for vacation ownership inventory, in each case taking into consideration the Company's existing locations and operations. The Company analyzes the potential economic impact of each transaction to maximize its return on investment, as well as potential strategic synergies. Management believes that its proven acquisition and development record and public company status give the Company a competitive advantage in acquiring assets, businesses and operations in the fragmented vacation ownership industry.

     Improve Operating Margins. As the Company continues to expand the number of its resort locations as well as its owner family base, management believes that it will be able to realize improved operating margins through the realization of increased efficiencies, reduced on-site administrative requirements and reduced operating costs through its multi-resort management system. In addition, the Company believes that additional acquisitions will allow it to experience increased margins by leveraging operating and corporate overhead costs over a larger revenue base.

     Signature's base of approximately 200,000 owner families also provides an established market to which to sell additional vacation and leisure products which the Company believes will reduce marketing and advertising expenses as a percentage of sales. Because existing owners of vacation ownership interests are, in effect, a pre-screened pool of potential customers, repeat sales and customer referrals increase sales while marketing expenses associated with these sales are significantly reduced. As the Company's owner family base continues to expand and these type of sales represent a larger percentage of overall sales, the Company believes operating margins will continue to improve.

     Develop New Vacation Ownership Products. The Company believes its growing resort portfolio and base of approximately 200,000 owner families will enable it to offer a wider variety of vacation ownership products. The Company's planned Club Sunterra worldwide points-based vacation exchange system is one such product that will allow owners to create vacations custom tailored to their individual needs. Member families will be able to purchase an annual allotment of "points" to use as a currency to reserve the specific resort location, season, unit type and length of stay they desire from among Club Sunterra's resort locations throughout the world. This type of points-based system will provide the consumer more flexibility in their vacation plans compared to traditional one week intervals.

     In general, under a points-based vacation exchange system, members purchase an annual allotment of points which can be redeemed for occupancy rights at the club's participating resorts. Compared to other vacation ownership arrangements, the points-based system provides members significant flexibility in planning vacations as the number of points that are required for a stay at any one resort varies depending upon a variety of factors, including the resort location, the size of the unit, the vacation season and the length of stay. Under this system, members can select vacations according to their schedules, space needs and available points. Subject to certain restrictions, members are typically allowed to carry over for one year any unused points and to "borrow" points from the forthcoming year. In addition, members are required to pay annual fees for certain maintenance and management costs associated with the operation of the resorts based on the number of points to which they are entitled.

THE VACATION OWNERSHIP INDUSTRY

     The Market. The resort component of the leisure industry primarily is serviced by two separate alternatives for overnight accommodations: commercial lodging establishments and vacation ownership resorts. Commercial lodging consists of hotels and motels in which a room is rented on a nightly, weekly or monthly basis for the duration of the visit and is supplemented by rentals of privately-owned condominium units or homes. For many vacationers, particularly those with families, a lengthy stay at a quality commercial lodging establishment can be very expensive, and the space provided to the guest relative to the cost (without renting multiple rooms) is not economical for some vacationers. Also, room rates and availability at such establishments are subject to change periodically. In addition to providing improved lifestyle benefits to owners, vacation ownership presents an economical alternative to commercial lodging for vacationers.

     The vacation ownership industry represents one of the fastest growing segments of the lodging industry. According to ARDA and other industry sources, during the seventeen year period ending in 1997, worldwide vacation ownership sales volume increased from $490 million in 1980 to an estimated $6.0 billion in 1997, a compounded annual growth rate of 15.9%.

     As shown in the following charts, according to ARDA, the worldwide vacation ownership industry has expanded significantly since 1980 both in vacation interest sales volume and number of vacation interest owners.
                                  [CHARTS]
    Source: ARDA (includes, with respect to 1995, 1996 and 1997, unpublished estimates provided by ARDA)

     ARDA reports and other industry data indicate that during the past decade the following factors have contributed to the increased acceptance of the vacation ownership concept among the general public and the substantial growth of the vacation ownership industry:

     - increased consumer awareness of the value and benefits of vacation ownership, including the cost savings relative to other lodging alternatives;

     - increased flexibility of vacation ownership due to the growth of international exchange organizations;

     - improvement in the quality of accommodations and management of vacation ownership resorts;

     - increased consumer confidence resulting from new consumer protection regulations and the entrance of brand name national lodging companies to the industry; and

     - increased availability of consumer financing for purchasers of vacation interests.

     The vacation ownership industry traditionally has been highly fragmented and dominated by a large number of local and regional resort developers and operators, each with small resort portfolios generally of differing quality. The Company believes that one of the most significant factors contributing to the current success of the vacation ownership industry is the entry into the market of some of the world's major lodging, hospitality and entertainment companies. Such major companies which now operate or are developing Vacation Interval resorts include Marriott Ownership Resorts ("Marriott"), The Walt Disney Company ("Disney"), Hilton Hotels Corporation ("Hilton"), Hyatt Corporation ("Hyatt"), Four Seasons Hotels & Resorts ("Four Seasons"), Inter-Continental Hotels and Resorts ("Inter-Continental"), Promus and Westin. Unlike the Company, however, the vacation ownership operations of each of Marriott, Disney, Hilton, Hyatt, Four Seasons, Inter-Continental, Westin and Promus comprise only a small portion of such companies' overall operations.

     The Company believes that national lodging and hospitality companies are attracted to the vacation ownership concept because of the industry's relatively rapid recent growth rate and relatively high profit margins. In addition, such companies recognize that Vacation Intervals provide an attractive alternative to the traditional hotel-based vacation and allow the hotel companies to leverage their brands into additional resort markets where demand exists for accommodations beyond traditional hotels.

     The Consumer. According to the most recent information compiled by ARDA, the three primary reasons cited by consumers for purchasing vacation interests are (i) the ability to exchange vacation interests for accommodations at other resorts through exchange networks (cited by 75% of vacation interest purchasers), (ii) the money savings over traditional resort vacations (cited by 72% of purchasers) and (iii) the quality service and upkeep of the resort at which they purchased a vacation interest (cited by 80% of purchasers). According to ARDA, vacation interest purchasers have a high rate of repeat purchases: approximately 41% of all vacation interest owners own more than one vacation interest representing approximately 65% of the industry inventory and approximately 51% of all owners who bought their first vacation interest before 1985 have since purchased a second vacation interest. In addition, ARDA indicates that customer satisfaction increases with length of ownership, age, income, multiple location ownership and accessibility to vacation interest exchange networks.

     The Company believes it is well positioned to take advantage of current demographic trends, primarily because of the variety and quality of its resort locations and its participation in the RCI and II exchange networks. The Company expects the vacation ownership industry to continue to grow as the baby-boom generation continues to enter the 40-55 year age bracket, according to ARDA, the age group most likely to purchase Vacation Intervals and Vacation Points.

DESCRIPTION OF THE COMPANY'S RESORT LOCATIONS

     The Company has 81 resort locations, which include 35 resort locations sold as Vacation Intervals and 46 resort locations sold in points-based vacation exchange systems. Of the 35 resort locations sold as Vacation Intervals, 22 resort locations are currently in sales, sales have yet to begin at four resort locations, and sales at nine resort locations have been substantially completed. Of the 46 resort locations sold in points-based vacation exchange systems, the Company owns or has sold, in the aggregate, all of the unit inventory at 25 of the resort locations and owns a portion of the unit inventory at the other 21 resort locations.

     Through its primary resort brands, the Company offers Vacation Intervals in each of the three principal price segments of the market (value, upscale (characterized by high quality accommodations and service) and luxury (characterized by elegant accommodations and personalized service)). In addition, the Company operates points-based vacation clubs in North America and Europe.

     Sunterra Resorts. The Company's Sunterra Resorts, includes resorts in both the value and upscale price segments which are not affiliated with any hotel chain. Vacation Intervals at the Company's Sunterra Resorts generally sell for $6,000 to $25,000 and are targeted to buyers with annual incomes ranging from $35,000 to $80,000. The Company believes its Sunterra Resorts offer buyers an economical alternative to resorts affiliated with brand-name lodging companies (such as Embassy Vacation Resorts and Westin Vacation Club resorts) and traditional vacation lodging alternatives.

     Embassy Vacation Resorts. The Company's Embassy Vacation Resorts are positioned in the upscale price segment of the market and are characterized by high quality accommodations and service. Vacation Intervals at the Company's four Embassy Vacation Resorts generally sell for $14,000 to $20,000 and are targeted to buyers with annual incomes ranging from $60,000 to $150,000. Embassy Vacation Resorts are designed to provide vacation ownership accommodations that offer the same high quality and value that is represented by the more than 140 Embassy Suites hotels throughout North America. The Company is one of two licensees and operators of Embassy Vacation Resorts, and is currently evaluating additional resorts that could be operated as Embassy Vacation Resorts.

     Westin Vacation Club Resort. The Company's Westin Vacation Club resort is positioned in the luxury price segment of the market and is characterized by elegant accommodations and personalized service. Vacation Intervals at Westin Vacation Club resort generally sell for $16,000 to $25,000 and are targeted to buyers with annual incomes ranging from $80,000 to $250,000.

     LSI's Grand Vacation Club. As a result of the LSI Acquisition, the Company acquired LSI's Grand Vacation Club points-based system and as a result of the Global Acquisition, the Company acquired the Global Group's Global Vacation Club, which it is integrating into the LSI system. Grand Vacation Club allows members to purchase an annual allotment of points that can be redeemed for occupancy rights at Grand Vacation Club's European resorts and at other participating resorts. The Company markets the Grand Vacation Club in the United Kingdom, Spain, France and Austria. Points in the Grand Vacation Club can typically be purchased for approximately $220 a point. A typical one week stay at a Grand Vacation Club resort requires approximately 46 points. Each Grand Vacation Club member receives a new allotment of points each year throughout the term of its membership in the club.

     VI's Vacation Time Share Program. As a result of the VI Acquisition, the Company acquired VI's Vacation Time Share Program (the "VTS Program") which it markets to buyers in the United States, Canada and Mexico. The VTS Program is a points-based system much like LSI's Grand Vacation Club in that it allows members to purchase points that are redeemed for occupancy rights at participating VTS Program resorts. Points in the VTS Program typically can be purchased for approximately $119 a point. A typical one week stay at a VI resort requires approximately 91 points. Each VTS Program member receives a new allotment of points each year throughout the term of its membership in the program.

     The following tables set forth certain information, as of December 31, 1997, regarding each of the Company's 70 resort locations on such date, including location, date acquired by the Company, the number of existing and total potential units at the resort and, where applicable, the number of Vacation Intervals or Vacation Points currently available for sale and occupancy and additional expansion potential. Of the resorts set forth below, the Embassy Vacation Resorts Poipu Point and Kaanapali Beach, the Sunterra Resorts NorthBay at Lake Arrowhead, the Westin Vacation Club St. John, five Grand Vacation Club Resorts and 16 Vacation Internationale Resorts are partially owned by the Company. The exact number of units Vacation Intervals and Vacation Points ultimately achieved may differ from the following estimates based on future land planning and site layout considerations, as well as other factors described under "Business and Properties."

                                                                                       UNITS AT RESORT
                                                                              ---------------------------------
                                                                   DATE                     POTENTIAL
            RESORT                        LOCATION               ACQUIRED     CURRENT(a)   EXPANSION(b)   TOTAL
------------------------------  ----------------------------  --------------  ----------   ------------   -----
SUNTERRA RESORTS
 Sunterra Resorts Cypress
 Pointe.......................  Lake Buena Vista, Florida     November  1992      224           276(e)      500
 Sunterra Resorts The
 Plantation at Fall Creek.....  Branson, Missouri             July      1994      130           286(f)      416
 Sunterra Resorts Royal
 Dunes........................  Hilton Head, S. Carolina      April     1994       40            15(g)       55
 Sunterra Resorts San Luis
 Bay..........................  Avila Beach, California       June      1995       98            32(h)      130
 Sunterra Resorts Royal Palm
 Beach........................  St. Maarten, Netherlands      July      1995      140            --(i)      140
                                Antilles
 Sunterra Resorts Flamingo
 Beach........................  St. Maarten, Netherlands      July      1995      172            85(j)      257
                                Antilles
 Sunterra Resorts Scottsdale
 Villa Mirage.................  Scottsdale, Arizona           February  1997       64           104(k)      168
 Sunterra Resorts The Ridge on
 Sedona Golf..................  Sedona, Arizona               February  1997       12           106(l)      118
 Sunterra Resorts Sedona
 Springs......................  Sedona, Arizona               February  1997       40            --          40
 Sunterra Resorts Sedona
 Summit.......................  Sedona, Arizona               February  1997       60            --          60
 Sunterra Resorts Villas at
 Poco Diablo..................  Sedona, Arizona               February  1997       33            --          33
 Sunterra Resorts Villas of
 Sedona.......................  Sedona, Arizona               February  1997       40            --          40
 Sunterra Resorts NorthBay at
 Lake Arrowhead(m)............  Lake Arrowhead, California    February  1997       13            --          13
 Sunterra Resorts Tahoe Beach
 & Ski........................  South Lake Tahoe, California  February  1997      140            --         140
 Sunterra Resorts Villas on
 the Lake.....................  Montgomery, Texas             February  1997       37            64(n)      101
 Sunterra Resorts Powhatan
 Plantation...................  Williamsburg, Virginia        May       1997      419            81(o)      500
 Sunterra Resorts Greensprings
 Plantation...................  Williamsburg, Virginia        May       1997       76           424(p)      500
 Sunterra Resorts The Savoy on
 South Beach..................  Miami Beach, Florida          August    1997       40            28(q)       68
 Sunterra Resorts Bent Creek
 Golf Village.................  Gatlinburg, Tennessee         September 1997       --           217(r)      217
 Sunterra Resorts Coral
 Reef.........................  Miami Beach, Florida          December  1997       --            46(s)       46

       TOTAL................................................................    -----         -----       -----
OTHER SUNTERRA AFFILIATED                                                       1,778         1,764       3,542
 RESORTS
 Tahoe Seasons(t).............  South Lake Tahoe, California  February  1997       21            --          21
 Other(u).....................                                                     --            --          --
                                                                                -----         -----       -----
       TOTAL................................................................       21            --          21
EMBASSY VACATION RESORTS
 Embassy Vacation Resort Poipu
 Point(v).....................  Kauai, Hawaii                 November  1994      219(w)         --         219
 Embassy Vacation Resort Grand
 Beach........................  Orlando, Florida              January   1995      126           248(x)      374
 Embassy Vacation Resort Lake
 Tahoe........................  South Lake Tahoe, California  May       1996      102           108(y)      210
 Embassy Vacation Resort
 Kaanapali Beach(z)...........  Maui, Hawaii                  November  1997       --           157(z)      157

       TOTAL................................................................    -----         -----       -----
WESTIN VACATION CLUB                                                              447           513         960
 Westin Vacation Club St.
 John(aa).....................  St. John, U.S. Virgin         May       1997       48            48          96(bb)
                                Islands
                                                                                -----         -----       -----
       TOTAL................................................................       48            48          96
                                                                                -----         -----       -----
 TOTAL VACATION UNITS AND VACATION INTERVALS................................    2,294         2,325       4,619

                                          VACATION INTERVAL
                                         INVENTORY AT RESORT
                                -------------------------------------
                                  CURRENT       POTENTIAL
            RESORT              INVENTORY(C)   EXPANSION(D)    TOTAL
------------------------------  ------------   ------------   -------
SUNTERRA RESORTS
 Sunterra Resorts Cypress
 Pointe.......................        779         14,076(e)    14,855
 Sunterra Resorts The
 Plantation at Fall Creek.....      1,116         14,586(f)    15,702
 Sunterra Resorts Royal
 Dunes........................        165            765(g)       930
 Sunterra Resorts San Luis
 Bay..........................      1,443          1,632(h)     3,075
 Sunterra Resorts Royal Palm
 Beach........................        842             --          842

 Sunterra Resorts Flamingo
 Beach........................      1,337          4,335(j)     5,672

 Sunterra Resorts Scottsdale
 Villa Mirage.................        446          5,304(k)     5,750
 Sunterra Resorts The Ridge on
 Sedona Golf..................         90          5,406(l)     5,496
 Sunterra Resorts Sedona
 Springs......................         61             --           61
 Sunterra Resorts Sedona
 Summit.......................        602             --          602
 Sunterra Resorts Villas at
 Poco Diablo..................         71             --           71
 Sunterra Resorts Villas of
 Sedona.......................        220             --          220
 Sunterra Resorts NorthBay at
 Lake Arrowhead(m)............         92             --           92
 Sunterra Resorts Tahoe Beach
 & Ski........................        634             --          634
 Sunterra Resorts Villas on
 the Lake.....................      1,111          3,264(n)     4,375
 Sunterra Resorts Powhatan
 Plantation...................        913          4,131(o)     5,044
 Sunterra Resorts Greensprings
 Plantation...................        819         21,624(p)    22,443
 Sunterra Resorts The Savoy on
 South Beach..................      2,040          1,428(q)     3,468
 Sunterra Resorts Bent Creek
 Golf Village.................         --         11,067(r)    11,067
 Sunterra Resorts Coral
 Reef.........................         --          2,346(s)     2,346
                                   ------         ------      -------
       TOTAL..................     12,781         89,964      102,745
OTHER SUNTERRA AFFILIATED
 RESORTS
 Tahoe Seasons(t).............        201             --          201
 Other(u).....................         62             --           62
                                   ------         ------      -------
       TOTAL..................        263             --          263
EMBASSY VACATION RESORTS
 Embassy Vacation Resort Poipu
 Point(v).....................      8,512             --        8,512
 Embassy Vacation Resort Grand
 Beach........................      1,913         12,648(x)    14,561
 Embassy Vacation Resort Lake
 Tahoe........................      3,984          5,508(y)     9,492
 Embassy Vacation Resort
 Kaanapali Beach(z)...........         --          8,007(z)     8,007
                                   ------         ------      -------
       TOTAL..................     14,409         26,163       40,572
WESTIN VACATION CLUB
 Westin Vacation Club St.
 John(aa).....................      1,715          2,448        4,163
                                   ------         ------      -------
       TOTAL..................      1,715          2,448        4,163
 TOTAL VACATION UNITS AND          ------         ------      -------
   VACATION INTERVALS.........     29,168        118,575      147,743



                                                                                                                    VACATION POINTS
                                                                                        UNITS AT RESORT               AT RESORT
                                                                              -----------------------------------   -------------
                                                                   DATE                       POTENTIAL                CURRENT
            RESORT                        LOCATION               ACQUIRED     CURRENT(dd)   EXPANSION(ee)   TOTAL   INVENTORY(ff)
------------------------------  ----------------------------  --------------  -----------   -------------   -----   -------------

GRAND VACATION CLUB RESORTS(cc)
 The Alpine Club..............  Schladming, Austria           August    1997        68             --          68
 Club del Carmen..............  Lanzarote, Canary Islands     August    1997        67             --          67
 Flanesford Priory Country
 Estate.......................  Herefordshire, England        August    1997        16             --          16
 Los Amigos Beach Club........  Costa del Sol, Spain          August    1997       140             50         190
 Pine Lake Resort.............  Lancashire, England           August    1997       100             --         100
 Royal Oasis Club at Benal
 Beach........................  Costa del Sol, Spain          August    1997       108             --         108
 Royal Oasis Club at La
 Quinta.......................  Costa del Sol, Spain          August    1997        68             --          68
 White Sands Beach Club.......  Menorca, Balearic Islands     August    1997        48             --          48
 White Sands Country Club.....  Menorca, Balearic Islands     August    1997        51             --          51
 Woodford Bridge Country
 Club.........................  North Devon, England          August    1997        72             50         122
 Wychnor Park Country Club....  Stratfordshire, England       August    1997        44             20          64     461,473
 Burnside Park Owners Club....  Lancashire, England           December  1997        14             --          14
 Kenmore Club.................  Perthshire, Scotland          December  1997        26             --          26
 Los Claveles.................  Tenerife, Canary Islands      December  1997         5             --           5
 Le Moulin de Connelles.......  Normandy, France              December  1997         3             --           3
 Playa Paraiso................  Mallorca, Spain               December  1997         3             --           3
 Royal Sunset Beach Club......  Tenerife, Canary Islands      December  1997       126             --         126
 Royal Tenerife Country
 Club.........................  Tenerife, Canary Islands      December  1997        77             --          77
 Sahara Sunset Club...........  Costa del Sol, Spain          December  1997       150             --         150
 Sunset Bay Club..............  Tenerife, Canary Islands      December  1997       206             --         206
 Sunset Harbour Club..........  Tenerife, Canary Islands      December  1997       124             --         124
 Malibu Village...............  Roussilon, France             December  1997         3             --           3
 Marina Baie des Anges........  Nice, France                  December  1997        22             --          22
                                                                                 -----          -----       -----
       TOTAL..................                                                   1,541            120       1,661

VACATION INTERNATIONALE
 RESORTS
 Clock Tower..................  Whistler, British Columbia    November  1997        15             --          15
 Sea Mountain.................  Big Island, Hawaii            November  1997        28             --          28
 Elkhorn Village..............  Sun Valley, Idaho             November  1997        20             --          20
 Embarcadero..................  Newport, Oregon               November  1997        41             --          41
 Fairway Villa................  Oahu, Hawaii                  November  1997        19             --          19
 Hololani.....................  Maui, Hawaii                  November  1997         9             --           9
 Kapaa Shore..................  Kauai, Hawaii                 November  1997        14             --          14
 Kihei Kai Nani...............  Maui, Hawaii                  November  1997         6             --           6
 Kingsbury....................  Stateline, Nevada             November  1997        20             --          20
 Oasis Resort.................  Palm Springs, California      November  1997       116             --         116
 Marina Inn...................  Oceanside, California         November  1997         7             --           7     138,081
 Papakea......................  Maui, Hawaii                  November  1997        25             --          25
 Point Brown Resort...........  Ocean Shores, Washington      November  1997        24             --          24
 Pono Kai.....................  Kauai, Hawaii                 November  1997        22             --          22
 Royal Kuhio..................  Oahu, Hawaii                  November  1997        14             --          14
 Sea Village..................  Big Island, Hawaii            November  1997        51             --          51
 The Pines....................  Sunriver, Oregon              November  1997        68             --          68
 The Village at Steamboat.....  Steamboat Springs, Colorado   November  1997        26            263         289
 Torres Mazatlan..............  Mazatlan, Mexico              November  1997       126             --         126
 Vallarta Torre...............  Puerto Vallarta, Mexico       November  1997        64             --          64
 Valley Isle..................  Maui, Hawaii                  November  1997        21             --          21
                                                                                 -----          -----       -----
       TOTAL..................                                                     736            263         999

                                  VACATION POINTS
                                       AT RESORT
                                -----------------------
                                  POTENTIAL
            RESORT              EXPANSION(GG)    TOTAL
------------------------------  -------------   -------
GRAND VACATION CLUB
 RESORTS(CC)
 The Alpine Club..............
 Club del Carmen..............
 Flanesford Priory Country
 Estate.......................
 Los Amigos Beach Club........
 Pine Lake Resort.............
 Royal Oasis Club at Benal
 Beach........................
 Royal Oasis Club at La
 Quinta.......................
 White Sands Beach Club.......
 White Sands Country Club.....
 Woodford Bridge Country
 Club.........................
 Wychnor Park Country Club....    276,000       737,473
 Burnside Park Owners Club....
 Kenmore Club.................
 Los Claveles.................
 Le Moulin de Connelles.......
 Playa Paraiso................
 Royal Sunset Beach Club......
 Royal Tenerife Country
 Club.........................
 Sahara Sunset Club...........
 Sunset Bay Club..............
 Sunset Harbour Club..........
 Malibu Village...............
 Marina Baie des Anges........
       TOTAL..................
VACATION INTERNATIONALE
 RESORTS
 Clock Tower..................
 Sea Mountain.................
 Elkhorn Village..............
 Embarcadero..................
 Fairway Villa................
 Hololani.....................
 Kapaa Shore..................
 Kihei Kai Nani...............
 Kingsbury....................
 Oasis Resort.................
 Marina Inn...................  1,192,626       1,330,707
 Papakea......................
 Point Brown Resort...........
 Pono Kai.....................
 Royal Kuhio..................
 Sea Village..................
 The Pines....................
 The Village at Steamboat.....
 Torres Mazatlan..............
 Vallarta Torre...............
 Valley Isle..................
       TOTAL..................

---------------

(a) Current units at each resort represents only those units that have received their certificate of occupancy as of December 31, 1997. The Company generally is able to sell 51 Vacation Intervals with respect to each unit at its resorts (the 52nd week is generally utilized for maintenance).

(b)  Potential expansion units at each resort includes, as of December 31, 1997,
     (i) units then under construction that have not yet received their certificate of occupancy and (ii) units planned to be developed on land then owned by the Company or under option to be acquired which have not yet received their certificate of occupancy and which were not then under construction.

(c) Current inventory of Vacation Intervals at each resort represents only those unsold Vacation Intervals that have received their certificate of occupancy as of December 31, 1997.

(d) Potential expansion of Vacation Intervals at each resort includes, as of December 31, 1997, (i) Vacation Intervals then under development that have not yet received their certificate of occupancy and (ii) Vacation Interval development potential on land then owned by the Company or under option to be acquired which have not yet received their certificate of occupancy and which were not then under construction.

(e) Includes an estimated 276 units which the Company plans to construct on land which it owns at the Sunterra Resorts Cypress Pointe and for which all necessary governmental approvals and permits (except building permits) have been obtained. Should the Company elect to construct a higher percentage of three bedroom units, rather than its current planned mix of one, two and three bedroom units, the actual number of planned units will be lower than is indicated above.

(f) Includes an estimated 270 units which the Company plans to construct on land that it acquired in September 1997. An additional 16 units were completed during the first quarter 1998.

(g) Includes the construction of 15 units that were completed in the first quarter 1998.

(h) Includes an estimated 32 units currently under construction which should be completed during the third quarter of 1998. The Company is considering the acquisition of additional land near the Sunterra Resorts San Luis Bay for the addition of an estimated 100 units, but has yet to enter into an agreement with respect to such land or to obtain any of the necessary governmental approvals and permits for such proposed expansion.

(i) The Company has not committed to any expansion of the Sunterra Resorts Royal Palm Beach. The Company is considering the acquisition of additional land adjacent to the Sunterra Resorts Royal Palm Beach for the addition of an estimated 60 units (and a corresponding number of Vacation Intervals) but has yet to enter into an agreement with respect to such additional land or to obtain the necessary governmental approvals and permits for such expansion.

(j) In May 1996, the Company acquired a five-acre parcel of land adjacent to the Sunterra Resorts Flamingo Beach on which, as of December 31, 1997, the Company planned to develop approximately 85 units (and create a corresponding number of Vacation Intervals). During the first quarter of 1998, the Company increased the number of units to be developed on such land from 85 to 127. The Company plans to begin construction on 10 units during the second quarter 1998.

(k) Includes 64 units currently under construction and scheduled to be completed during the second quarter of 1998. The Company plans to commence construction on an additional 40 units during 1999. All necessary discretionary approvals and permits have been received for all units to be constructed at the resort.

(l) Construction began in December 1996 on Sunterra Resorts The Ridge on Sedona Golf, which, upon completion, will consist of 118 units. The first 12 units received certificates of occupancy during the fourth quarter 1997. Currently, 22 of the additional 106 units are under construction and scheduled to be completed during the third quarter of 1998. Governmental approvals and permits have not been sought or received for the remaining planned 84 units. Vacation Interval sales began in May 1997.

(m) The Company owns or has the power to vote 80% of the partnership interests of Trion Capital Corporation. Trion is the General Partner of Arrowhead Capital Partners, L.P., which is the developer of Sunterra Resorts NorthBay at Lake Arrowhead. The General Partner is entitled to receive 1% of the profits of Arrowhead Capital Partners, L.P., but under certain circumstances, is entitled to receive substantially higher profits. AVCOM has an exclusive sales and marketing contract for sales at Sunterra Resorts NorthBay at Lake Arrowhead, and is the property manager of the resort. Although Arrowhead Capital Partners, L.P. owns undeveloped land and buildings under construction at the Sunterra Resorts NorthBay at Lake Arrowhead, no definitive expansion plans have been made.

(n) Sunterra Resorts Villas on the Lake consists of 37 existing units purchased in February 1996 currently in the final phase of renovation. Land included in the initial purchase is able to accommodate construction of an additional 64 units in Phase II. The Phase II construction is scheduled to begin during the second quarter of 1998 and all necessary discretionary government approvals and permits have been received for the additional 64 units.

(o) Includes 14 units that were completed during the fourth quarter of 1997 but did not receive certificates of occupancy until the first quarter of 1998. The Company's development schedule for the remaining 67 units will be determined based on market demand and other factors.

(p) Includes 30 units that were completed and received certificates of occupancy during the first quarter 1998. The Company's development schedule for the remaining 394 units will be determined based on market demand and other factors.

(q) Construction of an additional 28 units is scheduled to begin during the second quarter of 1998.

(r) The Company acquired the Sunterra Resorts Bent Creek Golf Village and surrounding property in September 1997. The Company plans to convert the property into 108 units and develop an additional 109 units. Construction of four units is in process and sales are expected to begin in the second quarter of 1998.

(s) In December 1997, the Company purchased a 46 unit apartment complex which it plans to convert to vacation ownership. The property is already registered and renovations are scheduled to begin during the second quarter of 1998.

(t) Prior to being acquired by the Company, AVCOM purchased a portfolio of 1,057 defaulted consumer notes at the Tahoe Seasons Resort in March 1996 which are secured by Vacation Intervals. Of the notes purchased, 414 notes have been converted to inventory of which 160 Vacation Intervals have been sold by the Company and 41 of the notes have been reaffirmed by the original buyers. The Company intends to continue foreclosing on the remaining notes and acquiring clear title to the applicable Vacation Intervals.

(u) Includes weekly intervals owned by the Company at three additional properties that are not owned or managed by the Company.

(v) The Company acquired a 30.43% partnership interest in the Embassy Vacation Resort Poipu Point in November 1994. The Company owns, directly or indirectly, 100% of the partnership interests in one of the two co-managing general partners of Poipu Resort Partners L.P., a Hawaii limited partnership ("Poipu Partnership"), the partnership which owns the Embassy Vacation Resort Poipu Point. The managing general partner owned by the Company holds a 0.5% partnership interest for purposes of distributions, profits and losses. The Company also holds a 29.93% limited partnership interest in the Poipu Partnership for purposes of distributions, profits and losses, for a total partnership interest of 30.43%. In addition, following repayment of any outstanding partner loans, the Company is entitled to receive a 10% per annum return on the Founders' and certain former limited partners' initial capital investment of approximately $4.6 million in the Poipu Partnership.

      After payment of such preferred return and the return of approximately $4.6 million of capital to the Company on a pari passu basis with the other general partner in the partnership, the Company is entitled to receive approximately 50% of the net profits of the Poipu Partnership. In the event certain internal rates of return specified in the Poipu Partnership agreement are achieved, the Company is entitled to receive approximately 55% of the net profits of the Poipu Partnership.

(w) Includes 179 units that the Company currently rents on a nightly basis, pending their sale as Vacation Intervals.

(x) The Company is currently constructing 30 units which are expected to be completed during the third quarter of 1998. The Company has received all necessary governmental approvals and permits to construct an additional 218 units on land which it owns at the Embassy Vacation Resort Grand Beach (excluding building permits which have not yet been applied for by the Company). The Company plans to apply for and obtain these building permits on a building-by-building basis.

(y) The Company has received all necessary governmental approvals and permits (excluding building permits which the Company intends to apply for and obtain on a phase-by-phase basis) to construct an additional estimated 108 units on land that it owns at the Embassy Vacation Resort Lake Tahoe. The Company, subject to market demand, currently plans to commence construction of an additional 40 of such units in the second quarter of each of 1998 and 1999 and the remaining 28 units commencing in May 2000.

(z) In November 1997, a partnership of which the Company is a managing general partner acquired the Embassy Suites Resort at Kaanapali Beach, Maui, Hawaii. A subsidiary of the Company owns a 24% partnership interest in the acquiring entity. The Company intends to convert 157 of the 413 suites at the resort into vacation ownership units. Sales are expected to commence during the second quarter of 1998.

(aa) The Company owns 50% of the entity which has acquired the unsold Vacation Intervals at this resort. The acquisition closed in May of 1997 and sales of Vacation Intervals commenced in the fourth quarter of 1997.

(bb) Includes 48 units which are completed and in sales. Also includes an additional 48 units which will require the installation of utilities, furniture, fixtures and equipment, and interior finishes before occupancy. The Company currently anticipates beginning the renovation of such 48 additional units during the second quarter of 1998 and completing all renovations by year-end 1998. The Company also owns adjacent land at the St. John resort which may accommodate the development of additional units but with respect to which no permits or approvals have been sought or obtained. The Company has not yet determined the number of potential additional units which may be constructed on such adjacent land or the timing of such potential development.

(cc)  Includes resorts acquired as a result of the Global Acquisition.

(dd) Represents the aggregate number of units and Vacation Intervals (as opposed to Vacation Points) within the Company's Grand Vacation Club system and the VTS Program. Certain of these resorts are not wholly-owned by the Company and current units at these resorts represent only those units owned by the Company.

(ee) Potential expansion units at each resort includes, as of December 31, 1997, (i) units currently under construction that have not yet received their certificate of occupancy (or other equivalent certificate) and (ii) units planned to be developed on land currently owned by Grand Vacation Club or VI or under option to be acquired which have not yet received their certificate of occupancy (or other equivalent certificate) and which are not currently under construction.

(ff) Current inventory of Vacation Points represents, as of December 31, 1997, the number of unsold Vacation Points in the Grand Vacation Club system and VTS Program, as well as the number of points allocable to current unit inventory owned by LSI or VI but not yet contributed to the Grand Vacation Club system or VTS Program, respectively.

(gg) Potential expansion of Vacation Points represents, as of December 31, 1997, the estimated number of Vacation Points assignable to potential expansion units within the Grand Vacation Club system and the VTS Program.

     The following table sets forth certain information, as of December 31, 1997, with respect to the Company's resorts owned on such date. All of the units are fully-furnished, including telephones, televisions, VCRs and stereos, and all but the studio units feature full kitchens. Most of the units contain a washer and dryer, microwave and private outdoor barbecue grill. Many units also include a private deck.

                                                                                                 RESORT AMENITIES
                                                        TYPES OF UNITS OFFERED     --------------------------------------------
                                                      --------------------------            SWIMMING   WHIRLPOOL/   RESTAURANT/
         RESORTS                   LOCATION            S   1BR   2BR   3BR   4BR   TENNIS     POOL      JACUZZI       LOUNGE
         -------                   --------           ---  ---   ---   ---   ---   ------   --------   ----------   -----------
SUNTERRA RESORTS:
Sunterra Resorts Cypress   Lake Buena Vista, Florida   X   X     X     X            X        X           X
  Pointe
Sunterra Resorts The       Branson, Missouri           X   X     X                  X        X           X            X
  Plantation at Fall
  Creek
Sunterra Resorts Royal     Hilton Head, South                          X                     X           X
  Dunes                    Carolina
Sunterra Resorts San Luis  Avila Beach, California     X   X                                 X           X            X
  Bay
Sunterra Resorts Royal     St. Maarten, Netherlands        X     X     X                     X                        X
  Palm Beach               Antilles
Sunterra Resorts Flamingo  St. Maarten, Netherlands    X   X                        X        X                        X
  Beach                    Antilles
Sunterra Resorts           Scottsdale, Arizona         X   X     X                           X           X            X
  Scottsdale Villa Mirage
Sunterra Resorts The       Sedona, Arizona             X   X     X                  X        X           X            X
  Ridge on Sedona Golf
Sunterra Resorts Sedona    Sedona, Arizona             X   X     X                  X        X
  Springs
Sunterra Resorts Sedona    Sedona, Arizona             X   X     X                           X           X
  Summit
Sunterra Resorts Villas    Sedona, Arizona             X   X                                 X           X
  at Poco Diablo
Sunterra Resorts Villas    Sedona, Arizona                 X     X                  X        X           X
  of Sedona
Sunterra Resorts NorthBay  Lake Arrowhead,             X   X     X                           X           X
  at Lake Arrowhead        California
Sunterra Resorts Tahoe     South Lake Tahoe,               X                                 X           X            X
  Beach and Ski            California
Sunterra Resorts Villas    Lake Conroe, Texas                    X     X                     X
  on the Lake
Sunterra Resorts Powhatan  Williamsburg, Virginia          X     X     X            X        X           X            X
  Plantation
Sunterra Resorts           Williamsburg, Virginia                X           X               X           X            X
  Greensprings Plantation
Sunterra Resorts The       Miami Beach, Florida        X   X     X                                       X            X
  Savoy on South Beach
Sunterra Resorts Bent      Gatlinburg, Tennessee       X   X                                 X                        X
  Creek Golf Village
Sunterra Resorts Coral     Miami Beach, Florida        X   X                                 X
  Reef

OTHER SUNTERRA AFFILIATED
  RESORTS:
Tahoe Seasons              South Lake Tahoe,           X   X     X     X                     X           X            X
                           California

EMBASSY VACATION RESORTS:
Embassy Vacation Resort    Kauai, Hawaii                         X     X            X        X           X
  Poipu Point
Embassy Vacation Resort    Orlando, Florida                            X                     X           X
  Grand Beach
Embassy Vacation Resort    South Lake Tahoe,           X   X                                 X           X            X
  Lake Tahoe               California
Embassy Vacation Resort    Maui, Hawaii,                   X     X                           X           X            X
  Kaanapali Beach

WESTIN VACATION CLUB:
Westin Vacation Club St.   St. John, U.S. Virgin       X   X     X     X            X        X           X            X
  John                     Islands

                                                                                                 RESORT AMENITIES
                                                        TYPES OF UNITS OFFERED     --------------------------------------------
                                                      --------------------------            SWIMMING   WHIRLPOOL/   RESTAURANT/
         RESORTS                   LOCATION            S   1BR   2BR   3BR   4BR   TENNIS     POOL      JACUZZI       LOUNGE
         -------                   --------           ---  ---   ---   ---   ---   ------   --------   ----------   -----------
GRAND VACATION CLUB RESORTS:
The Alpine Club            Schladming, Austria         X   X     X                  X        X           X            X
Burnside Park Owners Club  Lancashire, England
Club del Carmen            Lanzarote, Canary Islands       X     X                           X           X            X
Flanesford Priory Country  Herefordshire, England      X   X     X     X
  Estate
Kenmore Club               Loch Tay, Scotland              X     X     X            X        X           X            X
Los Claveles               Tenerife, Canary Islands    X   X     X                           X                        X
Le Moulin de Connelles     Normandy, France            X   X     X                  X        X                        X
Los Amigos Beach Club      Costa del Sol, Spain        X   X     X     X            X        X           X            X
Malibu Village             Roussilon, France
Marina Baie des Anges      Nice, France                X   X     X                  X        X                        X
Pine Lake Resort           Lancashire, England         X         X                  X        X           X            X
Playa Paraiso              Mallorca, Spain                             X
Royal Oasis Club at Benal  Costa del Sol, Spain            X     X                           X           X            X
  Beach
Royal Oasis Club at La     Costa del Sol, Spain            X     X                           X           X            X
  Quinta
Royal Sunset Beach Club    Tenerife, Canary Islands    X   X     X                           X           X            X
Royal Tenerife Country     Tenerife, Canary Islands        X     X                  X        X                        X
  Club
Sahara Sunset Club         Costa del Sol, Spain        X   X     X                           X           X            X
Sunset Bay Club            Tenerife, Canary Islands    X   X     X     X                     X                        X
Sunset Harbor Club         Tenerife, Canary Islands    X   X     X                           X                        X
White Sands Beach Club     Menorca, Spain                  X     X     X                     X           X            X
White Sands Country Club   Menorca, Spain                  X     X     X                     X
Woodford Bridge Country    North Devon, England        X   X     X                           X           X            X
  Club
Wychnor Park Country Club  Stratfordshire, England         X     X     X            X        X           X            X

VACATION INTERNATIONALE:
Clock Tower Village        Whistler, British           X   X
                           Columbia
Sea Mountain               Big Island, Hawaii          X   X     X                  X        X           X
Elkhorn Village            Sun Valley, Idaho           X   X     X                  X        X           X            X
Embarcadero                Newport, Oregon             X   X     X                           X           X            X
Fairway Villa              Oahu, Hawaii                X   X     X                           X
Hololani                   Maui, Hawaii                          X                           X
Kapaa Shore                Kauai, Hawaii                   X     X                  X        X           X
Kihei Kai Nani             Maui, Hawaii                    X                                 X
Kingsbury of Tahoe         Stateline, Nevada                     X     X            X                    X
The Oasis Resort           Palm Springs, California    X   X     X                  X        X           X
Marina Inn                 Oceanside, California           X     X                           X           X
Papakea                    Maui, Hawaii                X   X                        X        X           X
Point Brown Resort         Ocean Shores, Washington        X     X     X                     X           X
Pono Kai                   Kauai, Hawaii                   X     X                  X        X           X
Royal Kuhio                Oahu, Hawaii                    X                                 X
Sea Village                Big Island, Hawaii              X     X                  X        X           X
The Pines                  Sunriver, Oregon            X   X     X                  X        X           X
The Village at Steamboat   Steamboat Springs,          X   X     X                  X        X           X
                           Colorado
Torres Mazatlan            Mazatlan, Mexico                X     X     X            X        X           X            X
Vallarte Torre             Puerto Vallarta, Mexico         X     X     X                     X           X            X
Valley Isle                Maui, Hawaii                X   X     X                           X                        X

CUSTOMER FINANCING

     A typical Vacation Interval entitles the buyer to a one-week per year stay at one of the Company's resorts and ranges in price from approximately $6,000 to $8,000 for a studio residence to approximately $12,000 to $25,000 for a three bedroom residence. The Company offers consumer financing to the purchasers of vacation interests at the Company's resort locations who make a down payment generally equal to at least 10% of the purchase price. This financing generally bears interest at fixed rates and is collateralized by a first mortgage on the underlying vacation interest.

     The Company has entered into agreements with lenders for the Company's financing of customer receivables. At December 31, 1997, the Company had approximately $199 million of additional borrowing capacity available.

     At December 31, 1997, the Company's mortgage portfolio included approximately 37,000 promissory notes totaling approximately $355 million, with a stated maturity of typically seven to ten years and a weighted average interest rate of 14.4% per annum. As of December 31, 1997, approximately 4.6% of the Company's consumer loans were considered by the Company to be delinquent (scheduled payment past due by 60 or more days). The Company had completed or commenced foreclosure or deed-in-lieu of foreclosure (which is typically commenced once a scheduled payment is more than 120 days past due) on an additional approximately 2.2% of its consumer loans. As of December 31, 1997, the Company's allowance for doubtful accounts as a percentage of gross mortgages receivable was 6.5%, which management believes is an adequate reserve for expected loan losses.

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

     The Company also bears the risk of purchaser default. The Company's practice has been to continue to accrue interest on its loans to purchasers of Vacation Intervals until such loans are deemed to be uncollectible (which is generally 120 days after the date a scheduled payment is due), at which point it expenses the interest accrued on such loan, commences foreclosure proceedings and, upon obtaining title, returns the Vacation Interval or Vacation Points to the Company's inventory for resale. The Company closely monitors its loan accounts and determines whether to foreclose on a case-by-case basis.

     LSI currently contracts with a third-party bank to provide financing to purchasers of points in its Grand Vacation Club. LSI is paid an upfront commission of approximately 14% (which includes a 1% commission contingent on the Company meeting certain volume thresholds) of the principal amount of eligible consumer loans on a non-recourse basis.

SALES AND MARKETING

     As the world's largest vacation ownership company, as measured by the number of resort locations, the Company believes that it has acquired the skill and expertise in the development, management and operation of vacation ownership resorts and in the marketing of Vacation Intervals and Vacation Points. The Company's primary means of selling Vacation Intervals and Vacation Points is through on-site sales forces at each of its resorts. A variety of marketing programs are employed to generate prospects for these sales efforts, which include targeted mailings, overnight mini-vacation packages, gift certificates, seminars and various destination-specific local marketing efforts. Additionally, incentive premiums are offered to guests to encourage resort tours, in the form of entertainment tickets, hotel stays, gift certificates or free meals. The Company's sales process is tailored to each prospective buyer based upon the marketing program that brought the prospective buyer to the resort for a sales presentation. Prospective target customers are identified through various means of profiling, and are intended to include current owners of Vacation Intervals and Vacation Points. Cross-marketing targets current owners of Vacation Intervals and Vacation Points at the Company's resort locations, both to sell additional Vacation Intervals and Vacation Points at the owner's home resort, or to sell a Vacation Interval or Vacation Points at another of the Company's resort locations. The Company also sells Vacation Points through 13 off-site sales centers.

ACQUISITION PROCESS

     The Company obtains information with respect to resort acquisition opportunities through interaction by the Company's management team with resort operators, real estate brokers, lodging companies or financial institutions with which the Company has established business relationships. From time to time, the Company is also contacted by lenders and property owners who are aware of the Company's development, management, operations and sales expertise with respect to Vacation Interval and Vacation Point properties.

     The Company has expertise in all areas of resort development including, but not limited to, architecture, construction, finance, management, operations and sales. With relatively little lead time, the Company is able to analyze potential acquisition and development opportunities. After completing an analysis of the prospective market and the general parameters of the property or the site, the Company generates a conceptual design to determine the extent of physical construction or renovation that can occur on the site in accordance with the requirements of the local governing agencies. For most properties, the predominant factors in determining the physical design of the site include density of units, maximum construction height, land coverage and parking requirements. Following the preparation of such a conceptual design, the Company analyzes other aspects of the development process, such as construction cost and phasing, to match the projected sales flow in the relevant market. At this stage of analysis, the Company compares sales, construction cost and phasing, debt and equity structure, cash flow, financing and overall project cost to the acquisition cost. The Company's procedures when considering a potential acquisition are generally set forth below.

     Economic and Demographic Analysis. To evaluate the primary economic and demographic indicators for the resort area, the Company considers the following factors, among others, in determining the viability of a potential new vacation ownership resort in a particular location: (i) supply/demand ratio for vacation ownership resorts in the relevant market, (ii) the market's growth as a vacation destination, (iii) the ease of converting a hotel or condominium property into a vacation ownership resort location and the resulting demand for the converted units, (iv) the availability of additional land at or nearby the property for future development and expansion, (v) competitive accommodation alternatives in the market, (vi) uniqueness of location, and (vii) barriers to entry that would limit competition. The Company examines the competitive environment in which the proposed resort is located and all existing or to-be-developed resorts. In addition, information respecting characteristics, amenities and financial information at competitive resorts is collected and organized. This information is used to assess the potential to increase revenues at the resort by making capital improvements.

     Pro Forma Operating Budget. The Company develops a comprehensive pro forma budget for the resort location, utilizing available financial information in addition to the other information collected from a variety of sources. The estimated sales of units are examined, including the management fees associated with such unit. Finally, the potential for overall capital appreciation and alternate uses of the resort are considered, including the prospects for obtaining liquidity through sale or refinancing of the resort location.

     Environmental and Legal Review. In conjunction with each prospective acquisition or development, the Company conducts real estate and legal due diligence on the property. This due diligence includes an environmental investigation and report by environmental consulting firms. The Company also obtains a land survey of the property and inspection reports from licensed engineers or contractors on the physical condition of the resort. In addition, the Company conducts customary real estate due diligence, including the review of title documents, operating leases and contracts, zoning, and governmental permits and licenses and a determination of whether the property is in compliance with applicable laws.

OTHER OPERATIONS

     Room Rental Operations. In order to generate additional revenue at certain of its resorts that have rentable inventory of Vacation Intervals and Vacation Points, the Company rents units with respect to such unsold or unused Vacation Intervals and Vacation Points for use as a hotel. The Company offers these unoccupied units both through direct consumer sales, travel agents and/or vacation package wholesalers. In addition to providing the Company with supplemental revenue, the Company believes its room-rental operations provide it with a good source of lead generation for the sale of Vacation Intervals and Vacation Points. As part of the management services provided by the Company to Vacation Interval and Vacation Points owners, the Company receives a fee for services provided to rent an owner's Vacation Interval in the event the owner is unable to use or exchange the Vacation Interval. In addition, the Embassy Vacation Resort Poipu Point was acquired as a traditional resort condominium and the Sunterra Resorts Carambola Beach and Embassy Vacation Resort Kaanapali Beach were acquired as traditional hotels, with the intention of converting each such resort location to a vacation ownership property. Until such time as a unit at each resort is sold as Vacation Intervals, the Company continues (or will continue) to rent such unit on a nightly basis. In the future, other acquired resorts may be operated in this fashion during the start-up of Vacation Interval sales.

     Resort Management. The Company's resorts are (i) generally managed by the Company pursuant to management agreements with homeowner associations with respect to each of the Company's Sunterra Resorts, (ii) managed by Promus pursuant to management agreements with the Company with respect to the Company's Grand Beach and Lake Tahoe Embassy Vacation Resorts are managed by Westin with respect to the Westin Vacation Club resort. The Company manages 27 of its Sunterra Resorts, two of its Embassy Vacation Resorts, 19 of its VI resorts and 17 of its Grand Vacation Club resorts. The Company's Marc Resorts subsidiary manages units at an additional 22 resorts in Hawaii. The remaining resort locations are managed by third party management companies. The Company pays Promus a licensing fee of 2% of Vacation Interval sales at the Embassy Vacation Resorts.

     At each of the Company's managed resort locations, the Company enters into a management agreement to provide for management and maintenance of the resort. Pursuant to each such management agreement the Company is typically paid a monthly management fee equal to 10% of monthly maintenance fees. The management agreements are typically for a three-year period, renewable annually automatically unless notice of non-renewal is given by either party. Pursuant to each management agreement, the Company has sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the managed resort locations, including administrative services, procurement of inventories and supplies and promotion and publicity. With respect to each managed resort location, the Company also obtains comprehensive and general public liability insurance, all-risk property insurance, business interruption insurance and such other insurance as is customarily obtained for similar properties. The Company also provides all managerial and other employees necessary for the managed resort locations, including review of the operation and maintenance of the resorts, preparation of reports, budgets and projections, employee training, and the provision of certain in-house legal services. At the Company's Grand Beach and Lake Tahoe Embassy Vacation Resorts, Promus provides these services.

     LSI manages each resort in its Grand Vacation Club pursuant to contracts which typically provide for a management fee of 15% of monthly maintenance fees to be paid to LSI.

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

     Each vacation interest owner is required to pay the homeowners' association a share of all costs of maintaining the property. These charges can consist of an annual maintenance fee plus applicable real estate taxes (generally $300 to $700 per interval) and special assessments, assessed on an as-needed basis. If the owner does not pay such charges, the owner's use rights may be suspended and the homeowners' association may foreclose on the owner's Vacation Interval.

POINTS-BASED VACATION OWNERSHIP PROGRAMS

     In general, under a points-based system, owners (usually referred to as members) purchase points which act as an annual currency entitlement for occupancy rights at any of the club's participating resorts. The Company's Club Sunterra points-based system will operate on a basis very similar to the standard vacation interval ownership structure in that members have a home resort, and have a deeded, fee-simple interest in a particular unit at that home resort. The advantages of a points-based system relate to the flexibility given to members with respect to the usage of their points versus the usage of a traditional interval. In traditional interval ownership, owners can generally only use their interval for a one week stay in a specific unit size in a specific resort or exchange through an external exchange organization (i.e. RCI or II). Under a points-based system, members can select vacations according to their schedules and space needs, based on their available points. Owners can "spend" their points as they wish, for example using them all for one extended stay or dividing them up into multiple shorter stays. Owners may also choose between larger or smaller units which have different point values. (The number of points required for a stay varies depending upon a variety of factors, including the resort location, the size of the unit, the vacation season and the length of stay.) Additionally, in a points-based system, owners can redeem their points for a stay in any one of the resorts included in the club without having to exchange through an external exchange company such as RCI or II. Members of the proposed Club Sunterra points system will, however, be able to exchange through RCI or II for vacation stays at resorts outside of their club systems if they desire.

     The Company currently operates two points-based vacation ownership programs: the Grand Vacation Club (consisting of the Company's 25 European resorts) and the VTS Program (consisting of 21 resorts in North America). Over time, the Company intends to continue its expansion of the Grand Vacation Club system in Europe. It also intends to integrate the VTS Program and the Company's 29 Sunterra Resorts into Club Sunterra. Club Sunterra will operate as an umbrella points-based vacation exchange program for its European and North American operations. In addition to attracting new owners, the Company will market Club Sunterra to its existing base of owner families.

PARTICIPATION IN VACATION INTEREST EXCHANGE NETWORKS

     The Company believes that its vacation interests are made more attractive by the Company's participation in vacation interest exchange networks operated by RCI and II. In a 1997 study sponsored by ARDA, the exchange opportunity was cited by purchasers of vacation interests as one of the most significant factors in determining whether to purchase a vacation interest. Participation in RCI and II allows the Company's customers to exchange in a particular year their occupancy right in the unit in which they own a vacation interest for an occupancy right at the same time or a different time in another participating resort, based upon availability and the payment of a variable exchange fee. Members may exchange their vacation interests for occupancy rights in another participating resort by listing their vacation interests as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired and the period during which occupancy is desired. Both RCI and II assign ratings to each listed vacation interest, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the vacation interest is available, and attempts to satisfy the exchange request by providing an occupancy right in another vacation interest with a similar rating. If RCI or II is unable to meet the member's initial request, it suggests alternative resorts based on availability.

     Founded in 1974, RCI has grown to be the world's largest vacation interest exchange organization, which has a total of more than 3,000 participating resort facilities and over 2.2 million members worldwide. The cost of the annual membership fee in RCI, which typically is at the option and expense of the owner of the vacation interest, is $78 per year, plus an exchange fee of $110 and $145 for domestic and international exchanges, respectively. RCI has assigned high ratings to the vacation interests in the Company's resort locations, and such vacation interests have in the past been exchanged for vacation interests at other highly-rated member resorts. Established in 1976, II has more than 1,500 participating resort facilities and over 750,000 members worldwide. The cost of the annual membership fee in II, which typically is at the option and expense of the owner of the vacation interest, is $68 per year, plus an exchange fee of $99 and $119 for domestic and international exchanges, respectively. II has assigned high ratings to the vacation interests in the Company's resort properties, and such vacation interests have in the past been exchanged for vacation interests at other highly-rated member resorts.

COMPETITION

     Although major lodging and hospitality companies such as Marriott, Disney, Hilton, Hyatt, Four Seasons and Inter-Continental, as well as Promus and Westin, have established or declared an intention to establish vacation ownership operations in the past decade, the industry remains largely unbranded and highly fragmented, with a vast majority of North America's approximately 2,000 vacation ownership resorts being owned and operated by smaller, regional companies. Many of these entities possess significantly greater financial, marketing, personnel and other resources than those of the Company and may be able to grow at a more rapid rate than the Company as result.

     The Company also competes with companies with non-branded resorts such as Central Florida Investments, Inc. ("CFI"), Vistana, Inc. ("Vistana"), Fairfield Communities, Inc. ("Fairfield"), Silverleaf Resorts, Inc. ("Silverleaf"), Trendwest Resorts, Inc. ("Trendwest") and ILX Incorporated ("ILX"). Under the terms of a five-year agreement, Promus and Vistana will jointly acquire, develop, manage and market vacation ownership resorts in North America under Promus brand names. As part of the agreement, Promus and Vistana will designate selected markets for development (which markets currently include Kissimmee, Florida and Myrtle Beach, South Carolina and in which markets Vistana will have exclusive development rights). The Company is not precluded from using the Embassy Vacation Resort name in connection with resorts acquired during the term of the agreement in markets not otherwise exclusive to Vistana. The Company has been identified by Promus as the only other licensee to whom Promus may license the Embassy Vacation Resort name. There can be no assurance that Promus will not grant other entities a license to develop Embassy Vacation Resorts or that Promus will not exercise its rights to terminate the Embassy Vacation Resort licenses.

     As a result of the LSI and Global Acquisitions, the Company is also subject to competition in the European vacation ownership market, which is highly fragmented. In addition to LSI and the Global Group, there is one other operator in Europe operating multi-resort points clubs -- Club la Costa. LSI and the Global Group also have competition from individual vacation ownership resorts (including Marriott) in several of the areas in which it operates.

     In addition, the Company also competes with the buyers of its Vacation Intervals who subsequently decide to resell those intervals. While the Company believes, based on experience at its resorts, that the market for resale of Vacation Intervals by buyers is presently limited, such resales are typically at prices substantially less than the original purchase price. The market price of Vacation Intervals sold by the Company at a given resort or by its competitors in the market in which each resort is located could be depressed by a substantial number of Vacation Intervals offered for resale.

GOVERNMENTAL REGULATION

     General. The Company's marketing and sales of vacation interests are subject to extensive regulations by the federal government and the states and foreign jurisdictions in which its resort properties are located and in which vacation interests are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject appears on the Truth-In-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Interstate and Land Sales Full Disclosure Act, Telephone Consumer Protection Act, Telemarketing and Consumer Fraud and Abuse Prevention Act, Fair Housing Act and the Civil Rights Act of 1964 and 1968. In addition, many states have adopted specific laws and regulations regarding the sale of vacation interest ownership programs. The laws of most states, including Florida, South Carolina and Hawaii require the Company to file with a designated state authority for its approval a detailed offering statement describing the Company and all material aspects of the project and sale of vacation interests. The laws of California require the Company to file numerous documents and supporting information with the California Department of Real Estate, the agency responsible for the regulation of vacation interests. When the California Department of Real Estate determines that a project has complied with California law, it will issue a public report for the project. The Company is required to deliver an offering statement or public report to all prospective purchasers of vacation interests, together with certain additional information concerning the terms of the purchase. The laws of Illinois, Florida, Hawaii and Virginia impose similar requirements. Laws in each state where the Company sells vacation interests generally grant the purchaser of a vacation interest the right to cancel a contract of purchase at any time within a period ranging from 3 to 15 calendar days following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by the Company. Most states have other laws which regulate the Company's activities such as real estate licensure; sellers of travel licensure; anti-fraud laws; telemarketing laws; price gift and sweepstakes laws; and labor laws. The Company believes that it is in material compliance with all federal, state, local and foreign laws and regulations to which it is currently or may be subject. However, no assurance can be given that the cost of qualifying under vacation interest ownership regulations in all jurisdictions in which the Company desires to conduct sales will not be significant. Any failure to comply with applicable laws or regulations could have material adverse effect on the Company.

     In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property. Pursuant to such laws, future owners may recover from the Company amounts in connection with the repairs made to the developed property.

     The marketing and sales of the Company's Grand Vacation Club points system and its other operations are subject to national and European regulation and legislation. Within the European Community (which includes all the countries in which the Company conducts its operations), the European Timeshare Directive of 1994 regulates vacation ownership activities. For it to have direct effect, the European Timeshare Directive must have been implemented by European Community Member States prior to May 1997. As of the date of this 10-K, Spain and France have not implemented the Directive. The terms of the Directive require the Company to issue a disclosure statement providing specific information about its resorts and its vacation ownership operations as well as making mandatory a 10 day rescission period and a prohibition on the taking of advance payments prior to the expiration of that rescission period. Member States are permitted to introduce legislation which is more protective of the consumer when implementing the European Timeshare Directive. In the United Kingdom, where the majority of the Company's marketing and sales operations take place, the Directive has been implemented by way of an amendment to the Timeshare Act 1992. In the United Kingdom, a 14 day rescission period is mandatory. There are other United Kingdom laws which the Company is or may be subject to including the Consumer Credit Act 1974, the Unfair Terms in Consumer Contracts Regulations 1995 and the Package Travel, Package Holidays and Package Tours Regulations 1992. While Spain and France have no specific timeshare legislation, it is expected that they will implement the Timeshare Directive in the near future. Until they do so, however, the European Timeshare Directive has no direct effect in Spain or France. The Timeshare Act 1992 does appear to have extra-territorial effect in that United Kingdom resident purchasers buying timeshare in other European Economic Area States may rely upon it. All the countries in which the Company operates have consumer and other laws which regulate its activities in those countries. The Company is member of the Timeshare Council which is the United Kingdom's self regulating trade body for vacation ownership companies. As a member, it is obligated to comply with all laws as well as with certain codes of conduct (including a code of conduct for the operating of points systems) promulgated by the Timeshare Council.

     Environmental Matters. Under various Environmental Laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or wastes or releases of petroleum products or wastes at such property, and may be held liable to a governmental entity or to third parties for associated damages and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws may impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances or wastes at such disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some Environmental Laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Finally, the owner of a site may be subject to statutory or common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. In connection with its ownership and operation of its properties, the Company potentially may be liable for such costs. In addition, as a result of the consummation of the Acquisitions, the Company could be held liable for the pre-existing environmental and other liabilities of the acquired companies, if any.

     Certain Environmental Laws govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners and operators of real properties for personal injury associated with ACMs. In connection with its ownership and operation of its properties, the Company potentially may be liable for such costs.

     In addition, recent studies have linked radon, a naturally-occurring substance, to increased risks of lung cancer. While there are currently no state or federal requirements regarding the monitoring for, presence of, or exposure to, radon in indoor air, the EPA and the Surgeon General recommend testing residences for the presence of radon in indoor air, and the EPA further recommends that concentrations of radon in indoor air be limited to less than 4 picocuries per liter of air (pCI/L) (the "Recommended Action Level"). The presence of radon in concentrations equal to or greater than the Recommended Action Level in one or more of the Company's resorts may adversely affect the Company's ability to sell vacation interests at such resorts and the market value of such resort. In addition, the Company is required to disclose to potential purchasers and owners of vacation interests at the Company's resorts that were constructed prior to 1978 any known lead-paint hazards and failure to so notify could impose damages on the Company.

     The Company has conducted Phase I environmental assessments (which typically involve inspection without soil sampling or groundwater analysis) performed by independent environmental consultants at each of the resort locations at which it has sold or owns a material amount of inventory in order to identify potential environmental concerns. These Phase I assessments have been carried out in accordance with accepted industry practices, and generally have included a preliminary investigation of the sites and identification of publicly known conditions concerning properties in the vicinity of the sites, physical site inspections, review of aerial photographs and relevant governmental records where readily available, interviews with knowledgeable parties, investigation for the presence of above ground and underground storage tanks presently or formerly at the sites, a visual inspection of potential lead-based paint and suspect friable ACMs where appropriate, and the preparation and issuance of written reports.

     The Company's assessments of its resorts have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such material environmental liability. Nevertheless, it is possible that the Company's assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. The Company believes that its properties are in compliance in all material respects with all Environmental Laws regarding hazardous or toxic substances or wastes. The Company does not believe that continued compliance with applicable Environmental Laws or regulations will have a material adverse effect on the Company or its financial condition or results of operations.

     In connection with the acquisition and development of the Embassy Vacation Resort Lake Tahoe and the Sunterra Resorts San Luis Bay, several areas of environmental concern have been identified. The areas of concern at the Embassy Vacation Resort Lake Tahoe relate to possible soil and groundwater contamination that has migrated onto the resort site from an upgradient source; in addition, residual contamination may exist on the resort site as a result of leaking underground storage tanks that were removed prior to the Company's acquisition of the resort site. California regulatory authorities are monitoring the off-site contamination and have required or are in the process of requiring the responsible parties to undertake remedial action. The Company has been indemnified by Chevron (USA), Inc. for certain costs and expenses in connection with the off-site contamination. The Company does not believe that it will be held liable for this contamination and does not anticipate incurring material costs in connection therewith; however, there can be no assurance that the indemnitor will meet its obligations in a complete and timely manner. Sunterra Resorts San Luis Bay is located in an area of Avila Beach, California which has experienced soil and groundwater contamination resulting from a nearby oil refinery. California regulatory authorities have required the installation of groundwater monitoring wells on the beach near the resort site (among other locations). As of the present time, the Company does not believe that any remedial operations action has been undertaken with this matter. It is possible that the Company's operations could be adversely impacted, including possible temporary interference with access to the resort site, once remediation is underway. The Company does not believe that it is liable for this contamination and does not anticipate incurring material costs in connection therewith; however, there can be no assurance that claims will not be asserted against the Company with respect to this matter.

     The Company is not aware of environmental liability that would have a material adverse effect on the Company's business, assets or results of operations, nor has the Company been notified by any governmental authority or any third party, and is not otherwise aware, of any material noncompliance, liability or other claim relating to hazardous or toxic substances or petroleum products in connection with any of its present or former properties. The Company believes that it is in compliance in all material respects with all Environmental Laws. No assurance, however, can be given that the Company is aware of all environmental liabilities or that no prior owner, operator or third party caused a material environmental condition at such property not currently known to the Company. See "-- Possible Environmental Liabilities."

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

EMPLOYEES

     As of December 31, 1997, the Company had approximately 4,150 employees. The Company believes that its employee relations are good. Except for certain employees located at the St. Maarten, Netherlands Antilles resorts, none of the Company's employees are represented by a labor union.

     The Company sells Vacation Intervals and Vacation Points at its resorts through approximately 1,250 independent sales agents. Such independent sales agents provide services to the Company under contract and, the Company believes, are not employees of the Company. Accordingly, the Company does not withhold payroll taxes from the amounts paid to such independent contractors. Although the Internal Revenue Service has made inquiries regarding the Company's classification of its sales agents at its Branson, Missouri resort, no formal action has been taken and the Company has requested that the inquiry be closed. In the event the Internal Revenue Service or any state or local taxing authority were to successfully classify such independent sales agents as employees of the Company, rather than as independent contractors, and hold the Company liable for back payroll taxes, such reclassification may have a material adverse effect on the Company.

INSURANCE

     The Company carries comprehensive liability, fire, hurricane, storm, earthquake and business interruption insurance with respect to the Company's resorts locations, with policy specifications, insured limits and deductibles customarily carried for similar properties which the Company believes are adequate. In September 1995 and July 1996, the Company's St. Maarten resorts were damaged by a hurricane. With respect to such September 1995 damage, the Company has recovered amounts from its insurance carriers sufficient to cover 100% of the property damage losses and is in the process of recovering amounts for business interruption. There are, however, certain types of losses (such as losses arising from acts of war) that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a resort, as well as the anticipated future revenues from such resort and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on the Company.

TRADEMARKS AND COMPANY NAME

     While the Company owns and controls a number of trade secrets, confidential information, trademarks, trade names, copyrights and other intellectual property rights, including the "Sunterra" and "Own Your World" service marks which, in the aggregate, are of material importance to its business, it is believed that the Company's business, as a whole, is not materially dependent upon any one intellectual property or related group of such properties. The Company is licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by the Company.

     The Company's Board of Directors has approved, subject to stockholder approval, a proposal to change the Company's corporate name to "Sunterra Corporation." The name change proposal will be presented for stockholder approval at the Company's May 15, 1998 annual meeting.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "10-K") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in the material set forth under "Business and Properties," as well as within this 10-K generally. In addition, when used in this 10-K the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and the matters set forth in this 10-K generally. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RISK OF INCREASING LEVERAGE; LIQUIDITY

     The Company has, and after giving effect to the Offering will continue to have, significant levels of indebtedness. At December 31, 1997, after giving pro forma effect to the Offering and the application of the estimated net proceeds therefrom and the incurrence of an additional $92 million of secured indebtedness subsequent to December 31, 1997, the Company and its subsidiaries would have had approximately $574.9 million of outstanding indebtedness (including trade payables of $25.2 million), of which $108.2 million would have been secured or structurally senior in right of payment to the Notes and $341.7 million would have been subordinated in right of payment to the notes offered in the Offering (the "Notes"). In addition, subject to the restrictions contained in documents governing the Senior Credit Facility, the Notes, the Company's
9 3/4% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") and the Company's 5 3/4% Convertible Notes due 2007 (the "Convertible Notes"), the Company may incur additional senior or other indebtedness from time to time to finance acquisitions or capital expenditures or for other general corporate purposes.

     For the year ended December 31, 1997, the Company had $50.0 million in negative cash flows from operations. On a pro forma basis for the Offering, the Company's concurrent offerings of the Convertible Notes and 2,400,000 shares of common stock of the Company (the "Common Stock") sold in February 1997 (together, the "Concurrent Offerings") and the Company's offering of the Senior Subordinated Notes in August 1997 (the "Senior Subordinated Note Offering") and the application of the proceeds therefrom, cash flows from operations would have been insufficient to service the Company's interest costs by an aggregate of $52.4 million. Because the Company typically finances 90% of the purchase price of the vacation interests it sells, it typically incurs significant operating costs in excess of the actual cash proceeds initially received from the sale of vacation interests. To meet the Company's cash requirements to finance these customer receivables, the Company borrows funds available under its credit facilities. The Company expects to repay its credit facilities with proceeds from the issuance of pass-through mortgage-backed securities under which the Company sells the mortgages receivable and principal and interest payments from its portfolio of mortgages receivable. The Company may also sell or factor additional mortgages receivable or borrow under existing or future lines of credit. There can be no assurance that the Company will be able to successfully securitize any of its mortgages receivable or otherwise sell, factor or finance such mortgages receivable on terms favorable to the Company, if at all or that the inability to do so would not have a material adverse effect on the Company's results of operations.

     The level of the Company's indebtedness could have important consequences to the holders of the Notes, including, but not limited to, the following: (i) the Company's ability to obtain future financing for working capital, capital expenditures, acquisitions, product development or other corporate purposes may be materially limited or impaired; (ii) a significant portion of the Company's cash flow from operations may be dedicated to the interest on its indebtedness, thereby reducing the funds available to the Company to conduct its operations and future business opportunities; (iii) significant amounts of the Company's borrowings will bear interest at variable rates, which could result in higher interest expense in the event of interest rate increases; (iv) the agreements governing the Company's indebtedness contain financial and restrictive covenants, the failure to comply with which may result in an event of default which, if not cured or waived, could have a material adverse effect on the Company; (v) the indebtedness outstanding under the Senior Credit Facility is secured and matures prior to the maturity of the Notes; (vi) the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; and (vii) the Company's substantial degree of leverage may limit its flexibility to adjust to changing market conditions, reduce its ability to withstand competitive pressures and make it more vulnerable to a downturn in general economic conditions or in its business.

     The Company's ability to make scheduled payments or to refinance its debt obligations will depend upon its future financial and operating performance, which may be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, including interest rates, increased operating costs, regulatory developments and the ability of the Company to repatriate cash generated outside of the United States without incurring a substantial tax liability. There can be no assurance that the

Company's operating results, cash flow and capital resources will be sufficient for payment of its indebtedness in the future.

ACQUISITION STRATEGY AND RISKS RELATED TO RAPID GROWTH

     A principal component of the Company's strategy is to continue to grow by acquiring additional resort locations and/or vacation ownership operating companies. The Company's future growth and financial success will depend upon a number of factors, including its ability to identify attractive resort acquisition opportunities, consummate the acquisitions of such resorts on favorable terms, convert such resorts to use as vacation ownership resort locations and profitably sell Vacation Intervals and Vacation Points at such resort locations. There can be no assurance that the Company will be successful with respect to such factors and any failure to be successful could have a material adverse effect on the Company's results of operations. Acquisitions involve a number of special risks, including the diversion of management's attention to the assimilation of the operations from other business concerns, difficulties in the integration of operations and systems, the assimilation and retention of the personnel of the acquired companies and potential adverse short-term effects on operating results. The Company's ability to execute its growth strategy depends to a significant degree on the existence of attractive acquisition opportunities (which, in the past, have included completed or nearly completed resort properties), its ability both to consummate acquisitions on favorable terms and to obtain additional debt and equity capital and to fund such acquisitions and any necessary conversion and marketing expenditures. Currently, there are potential buyers of resort real estate which are well capitalized competing to acquire resort properties which the Company may consider attractive resort acquisition opportunities. There can be no assurance that the Company will be able to compete against such other buyers successfully or that the Company will be successful in consummating any such future financing transactions on terms favorable to the Company. The Company's ability to obtain and repay any indebtedness at maturity may depend on refinancing, which could be adversely affected if the Company cannot effect the sale of additional debt or equity through public offerings or private placements on terms favorable to the Company. Factors which could affect the Company's access to the capital markets, or the cost of such capital, include changes in interest rates, general economic conditions, the perception in the capital markets of the vacation ownership industry and the Company's business, results of operations, leverage, financial condition and business prospects.

RISKS RELATED TO DEVELOPMENT OF A POINTS-BASED VACATION EXCHANGE SYSTEM

     The Company currently is developing its Club Sunterra points-based vacation exchange system which will offer points-based exchanges throughout the Company's worldwide network of resorts. The Company has not previously developed or operated a company-wide points-based vacation exchange system and no assurance can be given as to management's ability to efficiently develop or operate such a company-wide system. Although management believes such system will be developed and placed into operation in the second half of 1998, there can be no assurance that such system will be developed and placed into operation by such time. Risks associated with the development and operation of the Company's Club Sunterra company-wide points-based vacation exchange system, and expansion of LSI's and VI's existing points-based systems, may include the risks that: such development and/or expansion may be abandoned; the North American and European points-based vacation exchange systems cannot be efficiently combined or operated with the Company's current vacation ownership operations; the North American and European points-based vacation exchange systems may be or become subject to extensive regulation by federal, state and local jurisdictions, or the equivalent thereof in Europe, possibly making such points-based system uneconomical or unprofitable; and financing may not be available on favorable terms for development of a North American points-based vacation exchange system or the expansion of a European points-based vacation exchange system.

RISKS RELATED TO CERTAIN ACQUISITIONS

     Uncertainty as to Future Financial Results. The Company believes that the acquisitions of AVCOM, PRG, LSI, Marc, VI and Global (collectively, the "Acquisitions") each offer opportunities for long-term efficiencies in operations that should positively affect future results of the combined operations of the Company. However, until the Company is able to offset earnings dilution resulting from the issuance of Common Stock in certain of the Acquisitions with the positive effect of expected long-term efficiencies, the Acquisitions may adversely affect the Company's financial performance in 1998 and future years. In addition, the combined companies will be more complex and diverse than the Company prior to the Acquisitions, and the combination and continued operation of their distinct business operations present difficult challenges for the Company's management due to the increased time and resources required in the management effort.

     In order to maintain and increase profitability, the combined companies will need to successfully integrate and streamline overlapping functions. There can be no assurance that such integration will be successfully accomplished or, if successfully accomplished, that such integration will not be more costly to accomplish than contemplated by the Company. The difficulties of such integration may be increased by the necessity of coordinating geographically separate organizations. The integration of certain operations (such as customer service, loan servicing and loan processing) following the Acquisitions will require the dedication of management resources which may distract attention from the day-to-day business of the combined companies in the short and long term. Failure to effectively accomplish the integration of the acquired company's operations could have an adverse effect on the Company's results of operations and financial condition.

     Accounting Treatment. The AVCOM, PRG and LSI Acquisitions have been accounted for by the Company by the pooling-of-interests method of accounting. Under this method of accounting, the recorded assets and liabilities of the Company, AVCOM, PRG and LSI have been carried forward at their book values to the Company and the reported income of the Company, AVCOM, PRG and LSI for prior periods has been combined and restated as income of the Company. Although the Company has received an opinion from its independent public accountants that the Acquisitions will qualify for pooling-of-interests accounting treatment, opinions of accountants are not binding upon the Commission, and there can be no assurance that the Commission will not successfully assert a contrary position. In such case, the purchase method of accounting would be applicable. Under the purchase method, the book value of AVCOM's, PRG's and LSI's assets would be increased to their fair values, which could result in higher operating costs and expenses as the excess of the purchase price over the fair value of AVCOM's, PRG's and LSI's assets would be amortized and expensed over a period of years, which would adversely affect the Company's future earnings. The VI, Marc and Global Acquisitions have been accounted for using the purchase method of accounting.

VARIABILITY OF QUARTERLY RESULTS, POSSIBLE VOLATILITY OF STOCK PRICE

     The Company's earnings may be impacted by the timing of the implementation of the Company's acquisition and development strategy. Additionally, the Company has historically experienced and expects to continue to experience seasonal fluctuations in its gross revenues and net income from the sale of Vacation Intervals and Vacation Points. This seasonality may cause significant variations in quarterly operating results. If sales of Vacation Intervals and Vacation Points are below seasonal normalties during a particular period, the Company's annual operating results could be materially adversely affected. In addition, the combination of (i) the possible delay in generating revenue between the time that the Company acquires an additional resort and the commencement of Vacation Interval and Vacation Points sales and (ii) the expenses associated with start-up unit or room-rental operations, interest expense, amortization and depreciation expenses from such acquisitions may materially adversely impact earnings.

     Due to the foregoing and other factors, the Company believes that its quarterly and annual revenues, expenses and operating results could vary significantly in the future and that period-to-period comparisons should not be relied upon as indications of future performance. Because of the above factors, it is possible that the Company's operating results will be below the expectations of securities market analysts and investors, which could have an adverse effect on the market value of the Company's Common Stock. Numerous factors, including announcements of fluctuations in the Company's or its competitors' operating results and market conditions for hospitality and vacation ownership industry securities in general, could have a significant impact on the future price of the Common Stock. In addition, the securities market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of the Common Stock.

RESTRICTIONS IMPOSED BY TERMS OF THE COMPANY'S INDEBTEDNESS

     The indenture pursuant to which the Notes will be issued will contain, and the indenture for the Senior Subordinated Notes does contain, certain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or make other distributions with respect to capital stock of the Company and its Restricted Subsidiaries, (iii) create certain liens, (iv) sell certain assets of the Company or its Restricted Subsidiaries and (v) enter into certain mergers and consolidations. In addition, certain of the Company's other Senior Indebtedness contain other and more restrictive covenants that, among other things, restrict the following: the making of investments, loans, and advances and the paying of dividends and other restricted payments; the incurrence of additional indebtedness; the granting of liens, other than certain permitted liens; mergers, consolidations and sales of all or a substantial part of the Company's business or property; the sale of assets; and the making of capital expenditures.

     Certain of the Company's other indebtedness that is not subordinated by its terms in right of payment to any indebtedness or other obligation of the Company ("Senior Indebtedness"), including the Senior Credit Facility, also require the Company to maintain certain financial ratios, including interest coverage, leverage and fixed charge ratios. There can be no assurance that these requirements will be met in the future. If they are not, the holders of the indebtedness under certain of the Company's other Senior Indebtedness may be entitled to declare such indebtedness immediately due and payable.

RISKS OF DEVELOPMENT AND CONSTRUCTION ACTIVITIES

     Risks associated with the Company's development, construction and redevelopment/conversion activities, and expansion activities may include the risks that: acquisition and/or development opportunities may be abandoned; construction costs of a resort may exceed original estimates, possibly making the resort uneconomical or unprofitable; sales of Vacation Intervals at a newly completed resort may not be sufficient to make the resort profitable; financing may not be available on favorable terms for development of, or the continued sales of Vacation Intervals at, a resort; and construction may not be completed on schedule, resulting in decreased revenues and increased interest expense. The failure of the Company to successfully complete its development, construction, redevelopment, conversion and expansion activities may have a material adverse effect on the Company's results of operations.

     In addition, the Company's construction activities typically are performed by third-party contractors, and, accordingly, the timing, quality and completion of which cannot be controlled by the Company. Nevertheless, construction claims may be asserted against the Company for construction defects and such claims may give rise to liabilities. New development activities, regardless of whether or not they are ultimately successful, typically require a substantial portion of management's time and attention. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, the ability of the Company to coordinate construction activities with the process of obtaining such permits and authorizations, and the ability of the Company to obtain the financing necessary to complete the necessary acquisition, construction, and/or conversion work at the resorts. The Company currently does not have the financing available to complete all of its planned expansion as set forth in "-- Description of the Company's Resort Locations."

RISKS ASSOCIATED WITH PARTNERSHIP INVESTMENTS

     The Company owns, and may in the future acquire, certain resorts through partnerships or other joint ventures. Property ownership through a partnership or other joint venture involves additional risks, including requirements of partner or venturer consents for major decisions (including approval of budgets), capital contributions and entry into material agreements. If the Company and its partner or venturer are unable to agree on major decisions, either partner or venturer may elect to invoke a buy/sell right, which could require the Company to either sell its interest in such partnership or venture or to buy out the interest of its partner or venturer at a time when the Company is not prepared to do so. In addition, under certain circumstances, the other partner or venturer can require the Company to purchase such partner's or venturer's interest or sell its interest to the other partner or venturer, and in either case, such purchase or sale could have a material adverse effect on the Company. If a dispute arises under these types of partnerships or joint ventures, an adverse resolution could have a material adverse effect on the operations of the Company. In addition, as a general partner or venturer, the Company will be subject to certain fiduciary obligations which may obligate it to act in a manner which is not necessarily in the best interest of the Company. Additionally, as a matter of partnership law, if other partners or venturers fail to honor their obligation (including as a result of insolvency), the Company may incur losses in excess of its pro rata share of the partnership or venture. See "-- Description of the Company's Resort Locations."

LIMITED OPERATING HISTORY

     The Company was formed in May 1996 in order to effectuate the consolidation of the Company's predecessor partnerships, limited liability companies and corporations (the "Consolidation Transactions") and the Company's initial public offering (the "Initial Public Offering"), each of which was consummated in August 1996. Although predecessors of the Company have operating histories in the vacation ownership and hospitality industries, the Company has limited operating history as an integrated entity both prior to and following the Acquisitions, has limited experience operating as a public company and no experience operating a company-wide points-based vacation exchange system, any of which could result in an adverse impact on the Company's operations and future profitability. The Company conducts its management operations out of a number of geographically diverse locations. As the Company grows and diversifies into additional geographic markets, including new markets entered as a result of the Acquisitions, no assurance can be given as to management's ability to efficiently manage operations and control functions without a centrally located management team.

GENERAL ECONOMIC CONDITIONS, CONCENTRATION IN VACATION OWNERSHIP INDUSTRY

     Any downturn in economic conditions or any price increases (e.g., airfares) related to the travel and tourism industry could depress discretionary consumer spending and have a material adverse effect on the Company's business. Any such economic conditions, including recession, may also adversely affect the future availability of attractive financing rates for the Company or its customers and may materially adversely affect the Company's business. Furthermore, adverse changes in general economic conditions may adversely affect the collectibility of the Company's loans to vacation interest buyers. Because the Company's operations are conducted solely within the vacation ownership industry, any adverse changes affecting the vacation ownership industry such as an oversupply of vacation ownership units, a reduction in demand for vacation ownership units, changes in travel and vacation patterns, changes in governmental regulations of the vacation ownership industry and increases in construction costs or taxes, as well as negative publicity for the vacation ownership industry, could have a material adverse effect on the Company's operations.

RISKS ASSOCIATED WITH CUSTOMER FINANCING

     The Company offers financing to the purchasers of vacation interests at the Company's resort locations who make a down payment generally equal to at least 10% of the purchase price. This financing generally bears interest at fixed rates and is collateralized by a first mortgage on the underlying vacation interest. The Company has entered into agreements with lenders for the financing of customer receivables. As of December 31, 1997, the Company had approximately $199 million of additional borrowing capacity available thereunder.

     Under these arrangements, the Company pledges as security promissory notes to these lenders, who typically lend the Company 85% to 90% of the principal amount of such promissory notes. Payments under these promissory notes are made by the buyer/borrowers directly to a third-party payment processing center and such payments are credited against the Company's outstanding balance with the respective lenders. The Company does not presently have binding agreements to extend the terms of such existing financing arrangements or for any replacement financing arrangements upon the expiration of such funding commitments (which have varying borrowing periods ranging from 18 to 20 months after the initial commitment date), and there can be no assurance that alternative or additional arrangements can be made on terms that are satisfactory to the Company. Accordingly, future sales of vacation interests may be limited by both the availability of funds to finance the initial negative cash flow that results from sales that are financed by the

Company and by reduced demand which may result if the Company is unable to provide financing through unaffiliated lenders to buyers of vacation interests. If the Company is required to sell its customer receivables to lenders, discounts from the face value of such receivables may be required by such lenders, if lenders are available at all. The inability to finance the Company's mortgages receivable on terms favorable to the Company or at all could have a material adverse effect on the Company's results of operations.

     The Company has historically derived income from its financing activities. At December 31, 1997, the Company's mortgage portfolio included approximately 37,000 promissory notes totaling approximately $355 million, with a stated maturity of typically seven to ten years and a weighted average interest rate of 14.4% per annum. Additionally, at December 31, 1997, the weighted average maturity of all outstanding consumer loans was approximately 8.4 years and the total borrowings secured by promissory notes were approximately $91 million, bearing a weighted average interest rate of 10.3%. However, because the Company's borrowings bear interest at variable rates and the Company's loans to buyers of vacation interests bear interest at fixed rates (which, as of December 31, 1997, equal 14.4% per annum on a weighted average basis), the Company bears the risk of increases in interest rates with respect to the loans it has from its lenders. The promissory notes are prepayable at any time without penalty. To the extent interest rates on the Company's borrowings decrease, the Company faces an increased risk that customers will pre-pay their loans and reduce the Company's income from financing activities. See "-- Customer Financing."

RISKS OF HEDGING ACTIVITIES AND EXCHANGE RATE FLUCTUATIONS

     The Company does not engage in speculative or profit motivated hedging activities. However, to manage risks associated with the Company's borrowings bearing interest at variable rates, the Company may from time to time purchase interest rate caps, interest rate swaps or similar instruments. As of and for the fiscal year ending December 31, 1997, the Company was not engaging in any interest rate hedging transactions. The nature and quantity of any future hedging transactions for the variable rate debt will be determined by the management of the Company based on various factors, including market conditions, and there have been no limitations placed on management's use of certain instruments in such hedging transactions. No assurance can be given that any such hedging transactions will offset the risks of changes in interest rates, or that the costs associated with hedging activities will not increase the Company's operating costs.

     The Company's international operations subject the Company to certain risks, including increased exposure to currency exchange rate fluctuations. Although the Company does not currently engage in foreign currency hedging transactions, as it continues to expand its international operations, exposure to losses in foreign currency transactions may increase or occur. The Company may choose to limit such exposure by the purchase of forward foreign exchange contracts or similar hedging strategies. However, there can be no assurance that any currency hedging strategy would be successful in avoiding exchange-related losses. In addition, there can be no assurance that such exchange-related losses would not have a material adverse effect on the Company's future international revenue and, consequently, on the Company's business, operating results and financial condition.

RISKS ASSOCIATED WITH CUSTOMER LOAN DEFAULT

     The Company bears the risk of defaults by buyers who financed the purchase of their vacation interests through the Company. As of December 31, 1997, approximately 4.6% of the Company's consumer loans were considered by the Company to be delinquent (scheduled payment past due by 60 or more days). The Company had completed or commenced foreclosure or deed-in-lieu of foreclosure (which is typically commenced once a scheduled payment is more than 120 days past due) on an additional approximately 2.2% of its consumer loans. As of December 31, 1997, the Company's allowance for doubtful accounts as a percentage of gross mortgages receivable was 6.5%, which management believes is an adequate reserve for expected loan losses.

     If a buyer of a vacation interest defaults on the consumer loan made by the Company and the Company has pledged the mortgage receivable as collateral to a lending institution, the Company generally must take back the mortgage with respect to such vacation interest and replace it with a performing mortgage. In connection with the Company taking back any such vacation interest, the relatively substantial associated marketing costs, other than certain sales commissions, will not have been recovered by the Company and they must be incurred again after their vacation interest has been returned to the Company's inventory for resale (commissions paid in connection with the sale of vacation interests may be recoverable from the Company's sales personnel and from independent contractors upon default in accordance with contractual arrangements with the Company, depending upon the amount of time that has elapsed between the sale and the default and the number of payments made prior to such default). Although private mortgage insurance or its equivalent is available to cover vacation interests, the Company has never purchased such insurance and has no present intention of doing so. In addition, although the Company in many cases may have recourse against vacation interest purchasers, sales personnel and independent contractors for the purchase price paid and for commissions paid, respectively, no assurance can be given that the vacation interest purchase price or any commissions will be fully or partially recovered in the event of a buyer default under such financing arrangements. The Company is subject to the costs and delays associated with the foreclosure process and no assurance can be given that the value of the underlying vacation interests being foreclosed upon at the time of resale will exceed the purchase price of the defaulted loans, taking into consideration the costs of foreclosure and resale or that the costs of any such foreclosures will not have a material adverse effect on the Company's results of operations. See "-- Customer Financing."

COMPETITION

     The Company is subject to significant competition at each of its resorts from other entities engaged in the business of resort development, sales and operation, including vacation interest ownership, condominiums, hotels and motels. Many of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell vacation interests in resort properties. Other major companies that now operate or are developing or planning to develop vacation ownership resorts include Marriott, Disney, Hilton, Hyatt, Four Seasons, Inter-Continental and Westin. Many of these entities possess significantly greater financial, marketing, personnel and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result. See "-- Competition."

     The Company also competes with companies with non-branded resorts such as CFI, Vistana, Fairfield, Silverleaf, Trendwest and ILX. Under the terms of an exclusive five year agreement, Promus and Vistana will jointly acquire, develop and manage and market vacation ownership resorts in North America under Promus brand names. As part of the exclusive agreement, Promus and Vistana will designate selected markets for development (which markets currently include Kissimmee, Florida and Myrtle Beach, South Carolina, and in which markets Vistana will have exclusive development rights). The Company is not precluded from using the Embassy Vacation Resort name in connection with resorts acquired during the term of the agreement in markets not otherwise exclusive to Vistana. There can be no assurance that Promus will not grant other entities a license to develop Embassy Vacation Resorts or that Promus will not exercise its rights to terminate the Embassy Vacation Resort licenses. Promus has indicated that it intends to expand its branded vacation ownership business only with the Company and Vistana and that additional Embassy Vacation Resort properties to be developed or acquired by the Company and licensed by Promus are under discussion. See "-- Competition."

     In addition, the Company also competes with the buyers of its Vacation Intervals who subsequently decide to resell those intervals. While the Company believes, based on experience at its resorts, that the market for resale of Vacation Intervals by buyers is presently limited, such resales are typically at prices substantially less than the original purchase price. The market price of Vacation Intervals sold by the Company at a given resort or by its competitors in the market in which each resort is located could be depressed by a substantial number of Vacation Intervals offered for resale.

DEPENDENCE ON VACATION INTERVAL EXCHANGE NETWORKS; RISK OF INABILITY TO QUALIFY RESORTS

     The attractiveness of vacation interest ownership is enhanced significantly by the availability of exchange networks that allow vacation interest owners to exchange in a particular year the occupancy right in their vacation interest for an occupancy right in another participating network resort. According to ARDA, the ability to exchange vacation interests was cited by buyers as a primary reason for purchasing a vacation interest. Resort Condominiums International ("RCI") and Interval International ("II") provide broad-based vacation interest exchange services and the Company's resort locations are currently qualified for participation in either the RCI and II exchange networks.

     If such exchange networks cease to function effectively, or if the Company's resorts are no longer included in such exchange networks, the Company's sales of vacation interests could be materially adversely affected. See "-- Participation in Vacation Interest Exchange Networks."

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends to a large extent upon the experience and abilities of Messrs. Osamu Kaneko, Andrew J. Gessow and Steven C. Kenninger (the "Founders"), who serve as the Company's Chairman, Chief Executive Officer and President, respectively, as well as the abilities of James E. Noyes and Michael
A. Depatie, the Company's Chief Operating Officer and Chief Financial Officer, respectively. The Company's success in Europe depends to a large extent upon the experience and abilities of Ian Ganney and Richard Harrington, LSI's founders, who serve as LSI's Chairman and Chief Executive Officer, respectively.

     The loss of the services of any of the Founders or Messrs. Noyes, Depatie, Ganney or Harrington could have a material adverse effect on the Company, its operations and its business prospects. The Company does not maintain "keyman" life insurance with respect to any of the Founders or Messrs. Noyes, Depatie, Ganney and Harrington. The Company's success is also dependent upon its ability to attract and maintain qualified development, acquisition, marketing, management, administrative and sales personnel for which there is keen competition among the Company's competitors. In addition, the cost of retaining such key personnel could escalate over time. There can be no assurance that the Company will be successful in attracting and/or retaining such personnel.

APPLICABILITY OF FEDERAL SECURITIES LAWS TO THE SALE OF VACATION INTERVALS

     It is possible that the vacation interests may be deemed to be a security as defined in Section 2(1) of the Securities Act. If the vacation interests were determined to be a security for such purpose, their sale would require registration under the Securities Act. The Company has not registered the sale of the vacation interests under the Securities Act and does not intend to do so in the future. If the sale of the vacation interests were found to have violated the registration provisions of the Securities Act, purchasers of the vacation interests would have the right to rescind their purchases of vacation interests. If a substantial number of purchasers sought rescission and were successful, the Company's business, results of operations and financial condition could be materially adversely affected. The Company has been advised by its vacation ownership counsel, Schreeder, Wheeler & Flint, LLP, that in the opinion of such counsel, based on its review of the Company's Vacation Interval programs and the sales practices utilized in such program, the Vacation Intervals do not constitute a security within the meaning of Section 2(1) of the Securities Act.

REGULATION OF MARKETING AND SALES OF VACATION INTERESTS; OTHER LAWS

     The Company's marketing and sales of vacation interests and other operations are subject to extensive regulation by the federal government and the states and foreign jurisdictions in which its resorts are located and in which vacation interests are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject appears in the Truth-in-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, Telephone Consumer Protection Act, Telemarketing and Consumer Fraud and Abuse Prevention Act, Fair Housing Act and the Civil Rights Acts of 1964 and 1968. In addition, many states have adopted specific laws and regulations regarding the sale of vacation ownership programs. The laws of most states, including Florida, California, Arizona, South Carolina, Virginia and Hawaii, require the Company to file with a designated state authority for its approval a detailed offering statement describing the Company and all material aspects of the project and sale of vacation interests. Laws in each state where the Company sells vacation interests generally grant the purchaser of a vacation interest the right to cancel a contract of purchase at any time within a period ranging from three to fifteen calendar days following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by the Company. Most states have other laws which regulate the Company's activities, such as real estate licensure; seller's of travel licensure; anti-fraud laws; telemarketing laws; price, gift and sweepstakes laws; and labor laws. The Company believes that it is in material compliance with all federal, state, local and foreign laws and regulations to which it is currently subject. However, no assurance can be given that the cost of qualifying under vacation ownership regulations in all jurisdictions in which the Company desires to conduct sales will not be significant or that the Company is in fact in compliance with all applicable federal, state, local and foreign laws and regulations. Any failure to comply with applicable laws or regulations could have a material adverse effect on the Company. See "-- Governmental Regulation."

     Certain state and local laws may impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property. Pursuant to such laws, future owners may recover from the Company amounts in connection with the repairs made to the developed property.

     In addition, from time to time, potential buyers of vacation interests assert claims with applicable regulatory agencies against vacation interest salespersons for unlawful sales practices. Such claims could have adverse implications for the Company in negative public relations and potential litigation and regulatory sanctions. However, the Company does not believe that such claims will have a material adverse effect on the Company or its business.

POSSIBLE ENVIRONMENTAL LIABILITIES

     Under various federal, state, local and foreign environmental, health, safety and land use laws, ordinances, regulations and similar requirements (collectively, "Environmental Laws"), the owner or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on or in, or emanating from, such property, as well as related costs of investigation and associated damages. Such laws may impose liability without regard to whether the owner knew of, or caused, the presence of such hazardous or toxic substances or wastes. The presence of such substances or wastes, or the failure to properly remediate them, may adversely affect an owner's ability to sell or lease a property or to borrow using such real property as collateral. In addition, certain Environmental Laws impose liability on prior owners or operators of property to the extent that hazardous or toxic substances or wastes were present during or resulted from such owner's or operator's prior ownership or operation. Transfer of the property may not relieve an owner of such liability. Thus, a company could incur liability for contamination at or from previously owned properties. Other Environmental Laws may require the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of construction, demolition, remodeling or renovation, or impose specific requirements pertaining to the removal of underground storage tanks. Noncompliance with these and other Environmental Laws could adversely impact operations at a property. Further, the owner or operator of a site may be subject to common law claims by third parties based on damages resulting from violations of Environmental Laws or from contamination associated with the site. The Company is not aware of environmental liability that would have a material adverse effect on the Company's business, assets or results of operations, nor has the Company been notified by any governmental authority or any third party, and is not otherwise aware, of any material noncompliance, liability or other claim relating to hazardous or toxic substance or petroleum products in connection with any of its present or former properties. The Company believes that it is in compliance in all material respects with all Environmental Laws. No assurance, however, can be given that the Company is aware of all environmental liabilities or that no prior owner, operator or third party caused a material environmental condition at any such property not currently known to the Company. See "-- Governmental Regulation -- Environmental Matters."

COSTS OF COMPLIANCE WITH LAWS GOVERNING ACCESSIBILITY OF FACILITIES TO DISABLED PERSONS

     A number of state and federal laws, including the Fair Housing Act and the Americans with Disabilities Act (the "ADA"), impose requirements related to access and use by disabled persons on a variety of public accommodations and facilities. These requirements did not become effective until after January 1, 1991. Although the Company believes that its resorts are substantially in compliance with laws governing the accessibility of its facilities to disabled persons, a determination that the Company is not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. The Company is likely to incur additional costs of complying with the ADA; however, such costs are not expected to have a material adverse effect on the Company's results of operations or financial condition. Additional legislation may impose further burdens or restrictions on property owners with respect to access by disabled persons. If a homeowners' association at a resort was required to make significant improvements as a result of non-compliance with the ADA, vacation interests owners may default on their mortgages and/or cease making required homeowners' association assessment payments. The Company is not aware of any non-compliance with the ADA, the Fair Housing Act or similar laws that management believes would have a material adverse effect on the Company's business, assets or results of operations.

NATURAL DISASTERS; UNINSURED LOSS

     In 1992, prior to the Company's purchase of an interest in the Embassy Vacation Resort Poipu Point, the resort was substantially destroyed by Hurricane Iniki. The resort was rebuilt with insurance proceeds before the Company acquired its interest in the resort, but could suffer similar damage in the future. In September 1995 and July 1996, the Company's St. Maarten resorts were damaged by hurricanes and could suffer similar damage in the future. In addition, the Company's other resorts which are or will be located in Hawaii, Florida, Mexico and the Caribbean (including the St. John resort which was damaged by Hurricane Marilyn in 1995) may be subject to hurricanes and damaged as a result thereof. The Company's resorts located in California and Hawaii may be subject to damage resulting from earthquakes. The Company currently maintains insurance coverage which, in management's opinion, is at least as comprehensive as the coverage maintained by other prudent entities in the Company's line of business. However, there are certain types of losses (such as losses arising from acts of war and civil unrest) that are not generally insured because they are either uninsurable or not economically insurable and for which the Company does not have insurance coverage. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a resort, as well as the anticipated future revenues from such resort and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on the Company.

EFFECTIVE VOTING CONTROL BY EXISTING STOCKHOLDERS

     The Founders hold substantial amounts of shares of Common Stock (Messrs. Kaneko, Gessow and Kenninger hold 9.7%, 10.1% and 3.1%, respectively, as of the date hereof) which may allow them, collectively, to exert substantial influence over the election of directors and the management and affairs of the Company. Accordingly, if such persons vote their shares of Common Stock in the same manner, they may have sufficient voting power to determine the outcome of various matters submitted to the stockholders for approval, including mergers, consolidations and the sale of substantially all of the Company's assets. Such control may result in decisions which are not in the best interest of the Company.

DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on its capital stock. Any payment of future cash dividends will be in the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect of the payment of dividends and other factors that the Company's Board of Directors deems relevant. On October 27, 1997, the Company completed a three-for-two stock split in the form of a Common Stock dividend.

RISKS RELATED TO INTERNATIONAL OPERATIONS

     The Company expects that international operations will account for an increasingly significant percentage of the Company's operations. As a result, the Company is subject to a number of risks, including, among other things, difficulties relating to administering its business globally, managing foreign operations, currency fluctuations, restrictions against the repatriation of earnings, export requirements and restrictions and multiple and possibly overlapping tax structures. These risks could have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, changes in inflation, interest rates, taxation, regulation or other social, political, economic or diplomatic developments affecting the countries in which the Company has (or intends to have) international operations could have a material adverse effect on the Company's business, operating results and financial condition.

POTENTIAL CONFLICTS OF INTEREST

     Because affiliates of Messrs. Kaneko and Kenninger have operations in the lodging industry other than those with respect to the development and operation of vacation ownership resorts, potential conflicts of interest exist. Affiliates of KOAR Group, Inc. ("KOAR"), a Los Angeles based real estate acquisition and development company and predecessor of the Company which is owned by Messrs. Kaneko and Kenninger, have developed and currently act as the managing general partner of partnerships which own hotels that are franchised as Embassy Suites hotels (one of which, the Embassy Suites Lake Tahoe, is located in a market served by the Company) and a residential condominium project overlooking the ocean in Long Beach, California (a market in which the Company may operate in the future). Messrs. Kaneko and Kenninger will continue to devote a portion of their time to KOAR's hotel and other businesses and to meeting their duties and responsibilities to investors in such entities. In addition, the Founders will continue to devote a portion of their time to certain funds, limited liability companies or partnerships with investments in commercial or residential real estate developments that do not present a prospect for conversion to vacation ownership or resort related use. The Company's Board of Directors (including the Company's independent directors) has determined that the Company does not presently intend to invest in such commercial or residential real estate developments that do not present a prospect for conversion to vacation ownership or resort related use.

     Additionally, notwithstanding their covenants not to compete, the Founders have the right to pursue certain activities which could divert their time and attention from the Company's business and result in conflicts with the Company's business. The Founders are evaluating the acquisition of other hotel properties in Hawaii, which at a future date may be converted to accommodate vacation ownership operations. However, any such acquisition from the Founders would be subject to the approval of the Company's independent directors and the Founders are prohibited from actively engaging in the vacation ownership business outside of the Company.

ANTI-TAKEOVER EFFECT OF CERTAIN PROVISIONS OF MARYLAND LAW AND THE COMPANY'S CHARTER AND BYLAWS

     Certain provisions of the Company's articles of incorporation, as amended, (the "Charter") and bylaws, as amended, (the "Bylaws"), as well as Maryland corporate law, may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a stockholder might consider to be in the stockholder's best interest. For example, such provisions may (i) deter tender offers for Common Stock, which offers may be beneficial to stockholders or (ii) deter purchases of large blocks of Common Stock, thereby limiting the opportunity for stockholders to receive a premium for their Common Stock over then-prevailing market prices. These provisions include the following:

     Preferred Shares. The Charter authorizes the Board of Directors to issue preferred stock in one or more classes and to establish the preferences and rights (including the right to vote and the right to convert into Common Stock) of any class of preferred stock issued. No preferred stock is issued or outstanding.

     Staggered Board. The Board of Directors of the Company has three classes of directors each serving a staggered term so that the directors' terms currently will expire in 1998, 1999 and 2000. Directors for each class will be chosen for a three-year term upon the expiration of the term of the current class. The affirmative vote of two-thirds of the outstanding Common Stock is required to remove a director.

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

RISK OF TAX RE-CLASSIFICATION OF INDEPENDENT CONTRACTORS AND RESULTING TAX LIABILITY

     The Company sells vacation interests at its resort locations through independent sales agents. Such independent sales agents provide services to the Company under contract and, the Company believes, are not employees of the Company. Accordingly, the Company does not withhold payroll taxes from the amounts paid to such independent contractors. Although the Internal Revenue Service has made inquiries regarding the Company's classification of its sales agents at its Branson, Missouri resort, no formal action has been taken and the Company has requested that the inquiry be closed. In the event the Internal Revenue Service or any state or local taxing authority were to successfully classify such independent sales agents as employees of the Company, rather than as independent contractors, and hold the Company liable for back payroll taxes, such reclassification may have a material adverse effect on the Company.

YEAR 2000

     The Company uses software that will be affected by the date change in the year 2000 and recognizes that the arrival of the year 2000 poses challenges that will require modifications of portions of its software to enable it to function properly. As the year 2000 approaches, date sensitive systems will recognize the year 2000 as 1900, or not at all. This may cause systems to process critical financial and operational information incorrectly. The Company, like many other companies, is expected to incur expenditures over the next few years to address this issue. The Company has several information system improvement initiatives under way to determine the full scope and related costs to insure that the Company's systems continue to meet its needs and those of its customers. These initiatives include upgrading and replacing some computer systems and the conversion of others to be Year 2000 compliant. Although final cost estimates have yet to be determined, it is anticipated that these Year 2000 costs will result in an increase to Company expenses during 1998 and 1999. Suppliers, customers, mortgage receivable servicers and creditors of the Company also face Year 2000 issues. Their failure to successfully address the Year 2000 issue could have a material adverse effect on the Company's business or results of operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is currently subject to litigation and claims respecting employment, tort, contract, construction and commissions, among others. In the judgment of the Company's management, none of such lawsuits or claims against the Company is likely to have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's equity holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "OWN." Prior to February 6, 1998, the Common Stock was quoted on the Nasdaq National Market under the symbol "SIGR." The following table sets forth, the high and low sale prices for the Common Stock for each quarter during the fiscal year ended December 31, 1997 and for the third and fourth quarter during the fiscal year ended December 31, 1996 (the Company's Initial Public Offering was consummated in August 1996), in each case as adjusted for the Stock Split.

                                                      HIGH      LOW
                                                     ------    ------
YEAR ENDED DECEMBER 31, 1997
Fourth Quarter.....................................  $31.75    $20.75
Third Quarter......................................  $32.00    $20.92
Second Quarter.....................................  $23.50    $13.00
First Quarter......................................  $25.08    $14.50

YEAR ENDED DECEMBER 31, 1996:
Fourth Quarter.....................................  $25.75    $17.17
Third Quarter......................................  $16.33    $ 9.25

     On March 28, 1998, there were approximately 125 holders of record of the Company's Common Stock and the approximate number of beneficial stockholders is 2,375.

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

     In connection with the PRG Acquisition in May 1997, the Company issued 3,601,844 shares of its Common Stock to former PRG stockholders. Such securities were issued by the Company in reliance upon an exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof.

     Additionally, in connection with the LSI Acquisition in August 1997, the Company issued 1,996,401 shares of its Common Stock to former LSI stockholders. Such securities were issued by the Company in reliance upon an exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof.

     Finally, in connection with the Marc Acquisition in October 1997, the Company issued 212,717 shares of Common Stock to former Marc stockholders. Such securities were issued by the Company in reliance upon an exemption from the registration requirements of the Securities Act prohibited by Section 4(2) thereof.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth summary consolidated financial data of the Company. For all of the periods presented, the financial data presented below gives effect to the AVCOM, PRG and LSI Acquisitions by combining the historical information of AVCOM, PRG, LSI and the Company and restating the historical financial data of the Company using the pooling-of-interests method of accounting.

     Prior to its acquisition by the Company on February 7, 1997, AVCOM recognized a net loss of $12.4 million for the year ended December 31, 1996. As a result of the pooling-of-interests accounting treatment, this net loss has been reflected in the Company's consolidated financial statements for the year ended December 31, 1996, reducing the Company's 1996 reported consolidated net income. In addition, as a result of the Company's 1997 acquisitions, the Company incurred $10.0 million of non-recurring merger-related costs, reducing the Company's 1997 reported consolidated net income.

     The financial data presented below includes the effect of the Consolidation Transactions and the Initial Public Offering, both of which were consummated on August 20, 1996. The following financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements for the Company and the notes thereto, each of which are contained elsewhere in this 10-K.

                                                             YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------
                                                1993         1994       1995       1996       1997
                                             -----------   --------   --------   --------   --------
                                             (UNAUDITED)
                                                             (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
Revenues:
  Vacation Interval and Vacation Point
     sales.................................    $68,867     $116,356   $139,426   $182,300   $281,063
  Interest income..........................     12,770       15,965     20,339     25,415     42,856
  Other income.............................      1,110        1,547      8,553     12,132     13,774
                                               -------     --------   --------   --------   --------
          Total revenues...................     82,747      133,868    168,318    219,847    337,693
                                               -------     --------   --------   --------   --------
Costs and operating expenses:
  Vacation Interval and Vacation Point cost
     of sales..............................     18,548       33,082     39,810     48,218     71,437
  Advertising, sales and marketing.........     32,711       54,098     62,258     89,040    126,739
  Loan portfolio:
     Interest expense -- treasury..........      7,435        8,224     10,077     13,482     13,032
     Other expenses........................        840        1,466      2,034      4,523      5,522
     Provision for doubtful accounts(a)....      1,703        2,045      3,666      8,311      8,579
  General and administrative(a)............      6,852       12,629     19,263     37,436     42,254
  Resort property valuation allowance(a)...         --           --         --      2,620         --
  Depreciation and amortization(a).........        616        1,196      2,514      5,027      6,499
  Merger-related costs(a)(b)...............         --           --         --         --      9,973
                                               -------     --------   --------   --------   --------
          Total costs and operating
            expenses.......................     68,705      112,740    139,622    208,657    284,035
                                               -------     --------   --------   --------   --------
  Income from operations...................     14,042       21,128     28,696     11,190     53,658
  Interest expense -- other, net...........        519        1,517      1,728      3,763      9,394
  Equity loss on investment in joint
     venture...............................         --          271      1,649        299        639
  Minority interest in income of
     consolidated limited partnership......         --           --         --        199        181
                                               -------     --------   --------   --------   --------
          Income before provision (benefit)
            for income taxes and
            extraordinary item.............     13,523       19,340     25,319      6,929     43,444
                                               -------     --------   --------   --------   --------
  Provision (benefit) for income taxes from
     continuing operations.................      3,064        2,768      4,020     (4,105)    17,196
  Provision for deferred income taxes
     resulting from the cumulative effect
     of previously non-taxable acquired
     entities..............................         --           --         --         --      5,960
                                               -------     --------   --------   --------   --------
  Total provision (benefit) for income
     taxes.................................      3,064        2,768      4,020     (4,105)    23,156
                                               -------     --------   --------   --------   --------
     Income before extraordinary item......     10,459       16,572     21,299     11,034     20,288
  Extraordinary item, net of tax...........         --           --         --         --        766
                                               -------     --------   --------   --------   --------
          Net income.......................    $10,459     $ 16,572   $ 21,299   $ 11,034   $ 19,522
                                               =======     ========   ========   ========   ========
  Pro forma net income(c)..................    $ 8,249     $ 11,954   $ 15,310   $  4,380   $ 19,522

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1993       1994       1995       1996       1997
                                              --------   --------   --------   --------   --------
                                                 (DOLLARS IN THOUSANDS, EXCEPT AVERAGE PRICES)
OTHER DATA (UNAUDITED FOR ALL PERIODS):
  EBITDA(d).................................  $ 22,622   $ 31,553   $ 41,553   $ 44,622   $ 85,424
  Ratio of earnings to fixed charges(e).....       2.5        2.4        2.7        1.1        2.3
  Number of resorts at period end...........         5         16         20         31         70
  Number of Vacation Intervals sold.........     5,917     10,695     10,024     11,946     17,271
  Number of Vacation Intervals in inventory
     at period end..........................     2,830      6,915     23,439     30,399     29,168
  Average price of Vacation Intervals
     sold...................................  $ 11,639   $ 10,078   $ 12,298   $ 13,146   $ 13,885
  Number of Vacation Points in inventory at
     period end.............................        --    233,802    205,943    291,674    599,554(f)
  Number of Vacation Points sold............        --     65,325    102,270    132,878    194,055(g)
  Average price of Vacation Points sold.....  $     --   $    198   $    181   $    186   $    213(h)
BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents, including
     escrow.................................  $ 16,451   $ 17,015   $ 22,779   $ 22,469   $ 47,972
  Mortgages receivable, net.................    78,079    102,470    147,405    215,518    331,735
  Total assets..............................   136,607    210,218    295,771    445,884    761,145
  Total debt................................    87,839    123,009    177,032    236,122    435,208
  Stockholders' equity......................    34,232     61,187     75,448    126,425    207,910

---------------
(a) Non-recurring costs for the year ended December 31, 1997, are merger costs relating to the AVCOM, PRG and LSI Acquisitions. Non-recurring costs for the year ended December 31, 1996 include costs incurred at AVCOM for (i) an increase in the provision for doubtful accounts of $2.0 million, (ii) $9.1 million in severance costs, lease cancellations, litigation reserves and other integration costs and a reserve for losses associated with certain property management and related contracts, (iii) a $2.6 million write-down of certain property to estimated fair market value, and (iv) a $0.7 million charge relating to amortization of start-up costs over a period of one year.

(b) Merger-related costs include expenses related to fees paid to financial advisors, legal fees, and other transaction expenses in connection with the AVCOM, PRG and LSI Acquisitions.

(c) Reflects the effect on the historical statement of operations data, assuming the combined Company had been treated as a C corporation rather than as individual limited partnerships and limited liability companies for federal income tax purposes, and reflects actual net income for December 31, 1997.

(d) EBITDA represents net income before interest expense-treasury, interest expense-other, income taxes, non-recurring costs and depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position and cash flows. The EBITDA measure presented herein may not be comparable to EBITDA as presented by other companies. The following table reconciles EBITDA to net income:

                                                              YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------
                                                  1993       1994       1995       1996       1997
                                                --------   --------   --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
    Net income................................  $ 10,459   $ 16,572   $ 21,299   $ 11,034   $ 19,522
    Interest expense-treasury.................     7,435      8,224     10,077     13,482     13,032
    Interest expense-other....................       519      1,517      1,728      3,763      9,394
    Capitalized interest expense included in
      Vacation Interval and Vacation Point
      cost of sales...........................       529      1,276      1,915      1,718      3,082
    Income taxes (benefit)....................     3,064      2,768      4,020     (4,105)    23,156
    Non-recurring costs.......................        --         --         --     14,381(a)    9,973(a)
    Depreciation and amortization.............       616      1,196      2,514      4,349(a)    6,499
    Extraordinary item, net of tax............        --         --         --         --        766
                                                --------   --------   --------   --------   --------
             EBITDA...........................  $ 22,622   $ 31,553   $ 41,553   $ 44,622   $ 85,424
                                                ========   ========   ========   ========   ========

(e) The ratio of earnings to fixed charges has been computed by dividing earnings before income tax, plus fixed charges (excluding capitalized interest) and amortization of previously capitalized interest by fixed charges. Fixed charges consist of interest and other finance expenses and capitalized interest.

(f) Includes 461,473 Vacation Points in Grand Vacation Club and 138,081 Vacation Points in VTS Program. Vacation Points assumed through the Global Acquisition have been converted to the Grand Vacation Club at a rate of ten to one.

(g) Includes 180,426 Vacation Points sold by the Grand Vacation Club and 13,629 Vacation Points sold by VTS Program. Vacation Points assumed through the Global Acquisition have been converted into the Grand Vacation Club at a rate of ten to one.

(h) Calculated as the weighted average price per Vacation Point of Grand Vacation Club ($220 per Vacation Point) and VTS Program ($119 per Vacation Point). Vacation Points assumed through the Global Acquisition have been converted to the Grand Vacation Club at a rate of ten to one.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the preceding Selected Financial Data and the Company's Financial Statements and the notes thereto and the other financial data included elsewhere in this 10-K. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Business and Properties."

RESULTS OF OPERATIONS

     The following discussion of the results of operations includes the Company's corporate and partnership predecessors and wholly-owned subsidiaries and affiliates including AVCOM, PRG, LSI and their subsidiaries. The AVCOM, PRG and LSI Acquisitions were accounted for using pooling-of-interests accounting treatment for business combinations. Under such accounting treatment, the results of operations are restated to include the operations of each acquired entity of the years ended December 31, 1997, 1996 and 1995. The following discussion also includes the results of operations for Marc, VI and the Global Group. The Marc, VI and Global Acquisitions were each accounted for using the purchase method of accounting for the business combinations.

     Prior to its acquisition by the Company on February 7, 1997, AVCOM recognized a net loss of $12.4 million for the year ended December 31, 1996. As a result of applying pooling-of-interests accounting treatment to the AVCOM Acquisition, this net loss has been reflected in the Company's consolidated financial statements for the year ended December 31, 1996, reducing the Company's 1996 reported consolidated net income. In addition, as a result of the Company's 1997 acquisitions, the Company incurred $10.0 million of non-recurring merger-related costs, reducing the Company's 1997 reported consolidated net income. Therefore, to allow for a more meaningful comparison of the 1997 and 1996 financial results and management's discussion and analysis of such financial results, reported total revenues and operating expenses have been adjusted for non-recurring charges resulting from the AVCOM, PRG and the LSI Acquisitions. The following table details the adjustments to reported total revenues and costs and operating expenses for such non-recurring charges and revenues:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1995      1996      1997
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
Total reported revenues.....................................  $168.3    $219.8    $337.7
Other income(a).............................................      --      (1.7)       --
                                                              ------    ------    ------
          Adjusted total revenues...........................  $168.3    $218.1    $337.7
                                                              ======    ======    ======
Total reported costs and expenses...........................  $139.6    $208.7    $284.0
Provision for doubtful accounts(b)..........................      --      (2.0)       --
General and administrative expenses(b)......................      --      (9.1)       --
Resort property valuation allowance(b)......................      --      (2.6)       --
Merger-related costs(c).....................................      --        --     (10.0)
Amortization of start-up costs(b)...........................      --      (0.7)       --
                                                              ------    ------    ------
          Adjusted total costs and expenses.................  $139.6    $194.3    $274.0
                                                              ======    ======    ======
          Adjusted operating income.........................  $ 28.7    $ 23.8    $ 63.7
                                                              ======    ======    ======

---------------
(a) For the year ended December 31, 1996, the Company recognized $1.7 million of other income as the result of the settlement of certain receivables from the former owners of the St. Maarten Resorts.

(b) As the result of the AVCOM Acquisition, the Company recognized the following non-recurring charges for the year ended December 31, 1996: (i) $2.0 million in the provision for doubtful accounts; (ii) $9.1 million in general and administrative expenses for severance costs, lease cancellations, litigation reserves, and a reserve for losses associated with certain property management and related expenses; (iii) $2.6 million in resort property valuation allowance for the write-down of certain property to fair market value; and (iv) $0.7 million in depreciation and amortization for the amortization of startup costs over a period of one year.

(c) For the year ended December 31, 1997, the Company recognized $10.0 million in non-recurring merger costs for the AVCOM, PRG and LSI Acquisitions. These charges include investment banking, legal, accounting and other professional fees.

     The following table sets forth certain operating information, as adjusted for the non-recurring charges and revenues described above.

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1995       1996       1997
                                                              -------    -------    -------
AS A PERCENTAGE OF TOTAL REVENUES:
Vacation Interval and Vacation Point sales..................     82.8%      83.6%      83.2%
Interest income.............................................     12.1%      11.6%      12.7%
Other income................................................      5.1%       4.8%       4.1%
                                                              -------    -------    -------
Total revenues..............................................    100.0%     100.0%     100.0%
AS A PERCENTAGE OF VACATION INTERVAL AND VACATION POINT
  SALES:
Vacation Interval and Vacation Point cost of sales..........     28.6%      26.4%      25.4%
Advertising, sales and marketing............................     44.7%      48.8%      45.1%
AS A PERCENTAGE OF TOTAL REVENUES:
General and administrative..................................     11.4%      13.0%      12.5%
SELECTED OPERATING DATA:
Vacation Intervals sold.....................................   10,024     11,946     17,271
Vacation Points sold........................................  102,270    132,878    194,055(a)
Average sales price per Vacation Interval...................  $12,298    $13,146    $13,885
Average sales price per Vacation Point......................  $   181    $   186    $   213(b)
Number of Vacation Intervals in inventory at end period.....   23,439     30,399     29,168
Number of Vacation Points in inventory at end period........  205,943    291,674    599,554(c)
Number of resorts at period end(d)..........................       20         31         70

---------------
(a) Includes 180,426 Vacation Points sold by the Grand Vacation Club and 13,629 Vacation Points sold by the VTS Program. Vacation Points assumed through the Global Acquisition have been converted into the Grand Vacation Club at a rate of ten to one.

(b) Calculated as the weighted average price per Vacation Point of Grand Vacation Club ($220 per Vacation Point) and the VTS Program ($119 per Vacation Point). Vacation Points assumed through the Global Acquisition have been converted to the Grand Vacation Club at a rate of ten to one.

(c) Includes 461,473 Vacation Points in Grand Vacation Club and 138,081 Vacation Points in the VTS Program. Vacation Points assumed through the Global Acquisition have been converted to the Grand Vacation Club at a rate of ten to one.

(d) Includes resort locations of AVCOM, PRG and LSI acquired by the Company in 1997 and accounted for by the pooling-of-interests method.

COMPARISON OF 1996 TO 1997

     The following discussion of financial results adjusts the reported statement of operations data for the non-recurring charges incurred during the years ended December 31, 1997 and 1996. For the year ended December 31, 1997, the Company recognized $10.0 million in non-recurring merger-related expenses for the acquisition by merger of AVCOM, PRG and LSI and a $6.0 million charge to record deferred taxes related to cumulative temporary differences between financial and tax reporting for entities acquired in the PRG Acquisition that were previously taxed as partnerships at the partner level. For the year ended December 31, 1996, the Company incurred the following non-recurring charges related to the AVCOM Acquisition: (i) general and administrative expense increased by $9.1 million for severance costs, lease cancellations, litigation reserves, reserves for losses associated with certain property management and related contracts; (ii) provision for doubtful accounts increased by $2.0 million; (iii) resort property valuation allowance increased by $2.6 million to write down certain property to market value for projects initiated by AVCOM which were subsequently abandoned; and (iv) depreciation and amortization increased by $0.7 million related to the amortization of start-up costs over a period of one year. Also, in 1996, the Company recognized $1.7 million of other income as the result of a settlement of certain receivables from the former owners of the St. Maarten resorts.

     In 1997, total reported revenues were $337.7 million, compared with adjusted total revenues of $218.1 million in 1996, an increase of $119.6 million, or 55%. This increase was due primarily to a 53% increase in Vacation Interval sales, a 66% increase in Vacation Points sales, and a 69% increase in interest income. The growth in Vacation Interval sales was due to both an increase in the number of Vacation Intervals sold to 17,271 in 1997 from 11,946 in 1996, an increase of 45%, and an increase in the average price of Vacation Intervals sold to $13,885 in 1997 from $13,146 in 1996, a 6% increase. The average sales price will change from period to period depending upon the mix of resorts in sales and the types of intervals sold.

     Vacation Points sales during 1997 increased 66% to $41.1 million from $24.7 million in 1996. The number of Vacation Points sold in 1997 increased 46%, to 194,055, from 132,878 in 1996, while the average price per Vacation Point sold increased 15% to $213 from $186 in 1996. The increase in the number of Vacation Points sold in 1997 is the result of a 57% increase in Vacation Points sold in LSI, along with the addition of Vacation Points sales by VI, which was acquired in November 1997, and the Global Group, which was acquired in December 1997. The decrease in average price per Vacation Point sold reflects a lower sales price per point in the Global Group and VI compared with LSI. The average price per Vacation Point sold at LSI remained essentially unchanged from 1996 to 1997.

     Interest income increased 69% to $42.9 million from $25.4 million in 1996. The increase is the result of an increase in portfolio interest income from increased gross mortgages receivable, and interest income from investments. Gross mortgages receivable increased $121.9 million, or 52%, to $354.7 million in 1997 from $232.8 million in 1996. Interest income from investments increased by $4.9 million in 1997. Other income, which includes rental income, management fees, commissions on the sale of European receivables, and other interest income, increased $3.4 million to reported other income of $13.8 million in 1997 from adjusted other income of $10.4 million in 1996, an increase of 33%.

     Vacation Interval and Vacation Point cost of sales, as a percentage of Vacation Interval and Vacation Point sales, was 25% for 1997, compared with 26% for the prior year as the Company continued to purchase and construct vacation units at a discount to historical development costs, reducing the unit cost on average for each vacation interest sold.

     Advertising, sales and marketing expenses increased $37.7 million to $126.7 million for 1997 from $89.0 million for 1996. As a percentage of Vacation Interval and Vacation Point sales, advertising, sales and marketing expenses decreased to 45% for 1997 from 49% for 1996. The decrease resulted primarily from decreased expenses at the resorts acquired in the AVCOM Acquisition as well as from the company-wide application of best marketing practices taken from the Company's best performing resorts.

     Interest expense-treasury decreased as a percentage of reported total revenues to 4% in 1997 from 6% of adjusted total revenues in the prior year. The Company began financing mortgages receivable with the proceeds from the Concurrent Offerings and the Senior Subordinated Note Offering, rather than with hypothecation debt. Interest expense relating to these offerings is classified as interest expense-other. Other loan portfolio expenses increased $1.0 million during 1997 to $5.5 million from $4.5 million during the prior year. However, as a percentage of gross mortgages receivable, other loan portfolio expense decreased to 1.6% in 1997 from 1.9% in 1996.

     The provision for doubtful accounts increased $2.3 million during 1997 to $8.6 million at year end from an adjusted $6.3 million at the end of 1996. The allowance for doubtful accounts as a percentage of gross mortgages receivable decreased to a reported 6.5% at December 31, 1997 from an adjusted 6.6% at

December 31, 1996. The charge off rate as a percentage of the average mortgages receivable loan balance was 0.7% for 1997 compared to 2.1% for 1996.

     General and administrative expenses increased to a reported $42.3 million in 1997 from adjusted general and administrative expenses of $28.3 million in 1996, an increase of 49%. General and administrative expenses were 13% of 1997 reported total revenues and 1996 adjusted total revenues. The increase in general and administrative expenses was the result of (i) the addition of a number of senior officers and key executives in order to build the management and organizational infrastructure necessary to efficiently manage the Company's growth, (ii) increased overhead due to the acquisition of additional resorts, and (iii) added salary, travel and office expenses attributable to the growth in the size of the Company.

     Depreciation and amortization increased $2.2 million, or 51%, to a reported $6.5 million during 1997 from adjusted depreciation and amortization of $4.3 million in 1996, reflecting an increase in capital expenditures and intangible assets. Depreciation and amortization was 1.9% of reported total revenues in 1997 and 2.0% of adjusted total revenues in 1996.

     Interest expense-other, reported net of capitalized interest of $6.8 million and $6.7 million at December 31, 1997 and 1996, respectively, increased $5.6 million, or 147%, to $9.4 million for 1997 from $3.8 million in 1996. The increase was due primarily to the interest on the Convertible Notes and the Senior Subordinated Notes issued in 1997.

     As a result of the factors discussed above and the $2.6 million resort property valuation allowance, total costs and operating expenses increased by $79.7 million, or 41%, to an adjusted $274.0 million in 1997 from an adjusted $194.3 million in 1996. Total adjusted costs and operating expenses as a percentage of reported total revenues was 81% in 1997. This represents a decrease of 8% from adjusted total costs and operating expenses as a percentage of adjusted total revenues of 89% in 1996.

     In addition, as a result of the factors discussed above, adjusted income before provision for income taxes and extraordinary item and non-recurring costs increased 172% to $53.4 million in 1997 from $19.6 million for 1996. An extraordinary item of $0.8 million, net of income taxes, was charged to net income in 1997 as the result of the early retirement of notes payable to financial institutions.

     For 1997, income taxes increased $27.3 million over 1996, reflecting a change in the Company's status to a C corporation subsequent to its August 1996 initial public offering, as well as a $6.0 million charge to income tax expense taken in the fourth quarter resulting from recording deferred taxes for previously non-taxable entities acquired in the PRG Acquisition. Previously, the Company's predecessor entities only incurred federal income taxes with regard to AVCOM and foreign income taxes with respect to LSI and the Company's wholly-owned subsidiaries located in St. Maarten, Netherlands Antilles.

     Income before extraordinary item and non-recurring charges (net of taxes) was $20.3 million for 1997, an increase of $9.3 million, or 85%, from $11.0 million in 1996. Net income was $19.5 million for 1997, compared with $11.0 million for 1996, an increase of $8.5 million or 77%. Assuming the Company had been taxed as a C corporation in 1996, pro forma net income would have been $4.4 million, compared with $19.5 million net income for 1997, an increase of 343%.

COMPARISON OF 1995 TO 1996

     The following discussion of financial results adjusts the reported statement of operations data for the following non-recurring charges and revenues. In 1996, the Company incurred the following non-recurring charges related to the AVCOM Acquisition: (i) general and administrative expense increased by $9.1 million for severance costs, lease cancellations, litigation reserves, reserves for losses associated with certain property management and related contracts; (ii) provision for doubtful accounts increased by $2.0 million; (iii) resort property valuation allowance increased by $2.6 million to write down certain property to market value for projects initiated by AVCOM which were subsequently abandoned; and (iv) depreciation and amortization increased by $0.7 million related to the amortization of startup costs over a period of one year. Also, in 1996, the Company recognized $1.7 million of other income as the result of a settlement of certain receivables from the former owners of the St. Maarten resorts.

     For 1996, the Company achieved adjusted total revenues of $218.1 million, compared with reported total revenues of $168.3 million for 1995, an increase of $49.8 million or 30%. The increase was due to the growth of Vacation Intervals sold to 11,946 in 1996 from 10,024 in 1995, a 19% increase, coupled with a 7% increase in the average sales price to $13,146 in 1996 from $12,298 in 1995. The growth in Vacation Intervals sold was due to the commencement of sales at Sunterra Resorts San Luis Bay, Sedona Summit and Scottsdale Villa Mirage and Embassy Vacation Resort Lake Tahoe, combined with a full year of Vacation Interval sales at Sunterra Resorts Royal Palm Beach and Flamingo Beach. The average price per Vacation Point sold at the Company's European resorts increased 3% to $186 for 1996 from $181 in 1995. In addition, Vacation Point sales at the Company's European resorts increased 30% to 132,878 sold in 1996 from 102,270 sold in 1995.

     Interest income increased $5.1 million, or 25%, due to an increase in gross mortgages receivable to $232.8 million in 1996 from $160.7 million in 1995. Other income, which includes rental income, management fees, other interest income, commission on the sale of European receivables, and portfolio income from the $10.2 million portfolio acquired with the two St. Maarten resorts in 1995, increased $1.8 million to an adjusted $10.4 million in 1996 from a reported $8.6 million in 1995.

     As a percentage of Vacation Interval and Vacation Point sales, Vacation Interval and Vacation Point cost of sales decreased to 26% in 1996, compared with 29% in 1995, as the Company was able to purchase and construct vacation units at a discount to historical development costs, reducing the unit cost and points cost on average for each Vacation Interval and Vacation Point sold.

     Advertising sales and marketing expenses increased $26.7 million to $89.0 million in 1996 from $62.3 million in 1995. As a percentage of Vacation Interval and Vacation Point sales, advertising, sales and marketing expenses increased to 49% for 1996 from 45% in 1995. The increase was primarily due to advertising, sales and marketing expenses incurred at AVCOM which were 58% and 42% of total Vacation Interval and Vacation Point sales in 1996 and 1995, respectively.

     Interest expense-treasury increased $3.4 million to $13.5 million in 1996 from $10.1 million in 1995, as the result of notes payable to financial institutions and notes payable to related parties increasing from $177.0 million to $236.1 million, or 33%, and the prime rate increasing during the year. Other expenses increased 125% to $4.5 million in 1996 from $2.0 million in 1995. Other expenses increased to 2% of adjusted total revenues in 1996 from 1% of reported total revenues in 1995. The provision for doubtful accounts increased by $2.6 million to an adjusted $6.3 million from a reported $3.7 million in 1995.

     General and administrative expenses increased $9.0 million to an adjusted $28.3 million in 1996 from reported general and administrative expenses of $19.3 million in 1995. As a percentage of adjusted total revenues, adjusted general and administrative expenses were 13% in 1996. This amount compares to reported general and administrative expenses as a percentage of reported total revenues of 11% in 1995. The increase in adjusted general and administrative expenses was the result of (i) the addition of a number of senior officers and key executives in connection with building the Company's management and organizational infrastructure necessary to efficiently manage the Company's future growth, (ii) the Company's expenses and reporting obligations as a public company, (iii) increased overhead due to the acquisition and development of additional resorts, and (iv) added salary, travel, and office expenses attributable to the then current and planned growth of the Company.

     Depreciation and amortization increased $1.8 million, or 72%, to an adjusted $4.3 million in 1996 from a reported depreciation and amortization of $2.5 million in 1995, reflecting an increase in capital expenditures and intangible assets.

     As a result of the factors discussed above, costs and operating expenses for 1996 increased by $54.7 million to an adjusted $194.3 million in 1996 from a reported $139.6 million in 1995. Adjusted costs and operating expenses increased to 89% of adjusted total revenues in 1996, compared with 83% of reported costs and operating expenses as a percentage of reported total revenues in 1995.

     Equity loss on investment in joint venture decreased to $0.3 million in 1996 from $1.6 million in 1995 due to increased Vacation Interval sales and higher hotel occupancy at Embassy Vacation Poipu Point during

1996. In 1996, 1,146 Vacation Intervals were sold at the Embassy Vacation Poipu Point, while 281 Vacation Intervals were sold at the Embassy Vacation Poipu Point in 1995.

     Income before provision for income taxes decreased to $6.9 million in 1996 from $25.3 million in 1995, primarily due to the significant charges incurred by AVCOM during the fourth quarter of 1996, as discussed previously. However, income before provision for taxes for the Company (excluding AVCOM) increased 17%, to $27.3 million in 1996, from $23.4 million in 1995. AVCOM's (loss) income before provision for taxes decreased to $(20.4) million in 1996 from $1.9 million in 1995, primarily as a result of $13.6 million of non-recurring charges related to accrued expenses and the write-down and write-off of certain assets of AVCOM.

     Provision (benefit) for income taxes changed from an expense of $4.0 million in 1995 to a tax benefit of $4.1 million in 1996. The 1996 tax benefit results from the recognition of AVCOM's operating loss carryforward. Previously, the Company's predecessor entities incurred federal income taxes only with respect to AVCOM, as well as foreign income taxes with respect to LSI and the Company's wholly-owned subsidiaries in St. Maarten, Netherlands Antilles.

     As a result of the factors discussed above, net income decreased 48% to $11.0 million in 1996 from $21.3 million in 1995.

     The Company has grown significantly from its August 1996 Initial Public Offering from nine to 70 resort locations at December 31, 1997. This growth has been achieved in part through the acquisition for cash of individual properties and operating companies and by the issuance of Common Stock for operating companies which were accounted for using the pooling-of-interests method of accounting for business combinations. An indication of the change in the financial results of the Company as a result of these acquisitions is shown in the table below which reconciles the Company's total revenues, EBITDA and income before provision for income taxes as reported for the years ended December 31, 1996 and 1995 in its Annual Reports on Form 10-K to the restated and combined amounts for the same periods reflecting pooling-of-interests accounting:

                                                                         EFFECT OF          REPORTED
                                                       FORM 10-K    POOLING TRANSACTIONS     HEREIN
                                                       ---------    --------------------    --------
                                                                  (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1996
Total revenues.......................................   $95,054           $124,793          $219,847
EBITDA...............................................    27,678             16,944            44,622
Income before provision for income taxes.............    17,243            (10,314)            6,929

YEAR ENDED DECEMBER 31, 1995
Total revenues.......................................   $72,608           $ 95,710          $168,318
EBITDA...............................................    19,057             22,496            41,553
Income before provision for income taxes.............    11,554             13,765            25,319

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash for operations from the sale of vacation ownership interests, the financing of the sales of vacation interest units, the rental of unsold vacation interests, and the receipt of management fees. With respect to the sale of vacation interests, the Company generates cash from (i) vacation ownership interests, (ii) the receipt of down payments from customers, and (iii) the financing of mortgages receivable ranging from 85% to 90% of the amount borrowed. The Company generates cash from the financing of vacation interests from the interest charged on mortgages receivable, which averaged approximately 14.4% for the year ended December 31, 1997.

     The Company's $100 million Senior Credit Facility was entered into on February 18, 1998. The Senior Credit Facility has a variable borrowing rate based on the percentage of the Company's mortgages receivable pledged under such facility and the amount of funds advanced thereunder. The interest rate will vary between LIBOR plus 7/8% and LIBOR plus 1 3/8%, depending on the amount of advances against mortgages receivable. The Senior Credit Facility has a three-year term and contains customary covenants, representations and warranties and conditions to borrow the funds. As of March 20, 1998, approximately $87 million was outstanding under the Senior Credit Facility. The Company is currently negotiating with its bank syndicate to increase the amount available under the Senior Credit Facility.

     The Company expects to securitize approximately $100 million of its mortgages receivable, of which $50 million has been pre-committed. The Company expects to convey the mortgages receivable to a bankruptcy remote subsidiary, which would issue the Securitized Notes. The Securitized Notes would be nonrecourse to the Company. The Company is finalizing negotiations and expects to complete the securitization by May 1998. If completed, the securitization would be treated as a financing transaction for accounting purposes. The mortgages receivable and the Securitized Notes would remain on the Company's balance sheet. The Company would recognize no gain or loss on the Securitized Notes transaction.

     For the year ended December 31, 1997, the Company had $50.0 million in negative cash flows from operations. Because the Company typically finances 90% of the purchase price of the vacation interests it sells, it typically incurs significant operating costs in excess of the actual cash proceeds initially received from the sale of a vacation interest. To meet the Company's cash requirements to finance these customer receivables, the Company borrows funds available under its credit facilities. The Company expects to repay its credit facilities with proceeds from the issuance of pass-through mortgage-backed securities under which the Company sells the mortgages receivable and principal or interest payments from its portfolio of mortgages receivable. The Company may also sell or factor additional mortgages receivable or borrow under existing or future lines of credit.

     In August 1997, the Company consummated the $200.0 million Senior Subordinated Note Offering. After deducting underwriters discounts and expenses, and giving effect to original issue discount of approximately $1.5 million, the net proceeds to the Company were $191.0 million. The Company has exchanged new registered notes (the "Senior Subordinated Exchange Notes") for the privately-issued Senior Subordinated Notes, such exchange being registered with the Securities and Exchange Commission. The form and terms of the Senior Subordinated Exchange Notes are identical to the Senior Subordinated Notes, except that the Senior Subordinated Exchange Notes are registered under the Securities Act of 1933, as amended.

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

     The Company requires funds to finance the future acquisition and development of vacation ownership resorts and properties and to finance customer purchases of vacation interests. Such capital has been provided by secured financings on vacation ownership inventory, secured financings on mortgages receivable generally funded by third-party lenders and unsecured notes (including the Convertible Notes and the Senior Subordinated Notes issued in
1997). As of December 31, 1997, the Company had approximately $199 million of additional borrowing capacity under certain third-party lending agreements. As of December 31, 1997, the Company had $91.0 million outstanding under its notes payable secured by mortgages receivable and $6.2 million outstanding under its notes payable secured by unsold vacation interest inventory or other assets.

     During 1997, the Company spent approximately $137 million for expansion and development activities at the Company's resort locations. The Company funded these expenditures primarily with the net proceeds of the Concurrent Offerings, the Senior Subordinated Note Offering, available capacity on credit facilities, and cash generated from operations.

     The Company expects to incur approximately $20 million in 1998 to complete projects currently under construction. For a description of potential expansion plans, see "Business and Properties -- Description of the Company's Resort Locations."

     The Company intends to pursue a growth-oriented strategy. From time to time, the Company may acquire, among other things, additional vacation ownership properties, resorts and completed vacation interests; land upon which additional vacation ownership resorts may be built; management contracts; loan portfolios of vacation interval mortgages; portfolios which include properties or assets which may be integrated into the Company's operations; and operating companies providing or possessing management, sales, marketing, development, administration and/or other expertise with respect to the Company's operations in the vacation ownership industry.

     In the future, in addition to the financing activities described, the Company may issue corporate debt, equity securities, or collateralized mortgage-backed securities to finance its acquisition activities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest, and may be subject to such terms as management deems prudent.

     The Company believes that, with respect to its current operations, the Senior Credit Facility and borrowing capacity under certain third-party lending agreements, together with cash generated from operations, future borrowings, and securities offerings, will be sufficient to meet the Company's working capital and capital expenditure needs for the period ended December 31, 1998. However, depending upon conditions in the capital and other financial markets, other factors and the Company's growth, development and expansion plans, the Company may from time to time consider the issuance of other debt or equity securities, the proceeds of which would be used to finance acquisitions, refinance debt, finance mortgage receivables or for other purposes.

AVCOM ACQUISITION AND RELATED EXPENSES

     In February 1997, the Company consummated the AVCOM Acquisition, acquiring AVCOM for 1,324,554 shares of the Company's Common Stock, representing on a pro forma basis approximately 4.4% of the shares of the Company's Common Stock outstanding following such acquisition. Based upon the closing price of the Common Stock on February 7, 1997, the 1,324,554 shares issued in the AVCOM Acquisition were valued at an aggregate of approximately $32.2 million. The Company also assumed approximately $68.3 million in debt and $53.7 million of mortgages receivable in the AVCOM Acquisition. The Company has accounted for the AVCOM Acquisition under the pooling-of-interests method of accounting for business combinations.

     Transaction costs relating to the negotiation of, preparation for, and consummation of the AVCOM Acquisition and the combination of certain operations of the Company and AVCOM resulted in a one-time charge to the Company's earnings of $1.7 million in the first quarter of 1997. This charge includes the fees and expenses payable to financial advisors, legal fees and other transaction expenses related to the AVCOM Acquisition.

PRG ACQUISITION AND RELATED EXPENSES

     On May 15, 1997, the Company consummated its merger with PRG, a developer, marketer and operator of two vacation ownership resorts in Williamsburg, Virginia. The PRG Acquisition was consummated through the issuance of 3,601,844 shares of the Company's Common Stock, representing on a pro forma basis approximately 10.7% of the shares of the Company's Common Stock outstanding following such merger. Based upon the closing price of the Common Stock on May 15, 1997, the shares issued in the PRG Acquisition were valued at an aggregate of $59.1 million. The Company also assumed approximately $58.4 million of debt, $66.0 million of mortgages receivable and $5.7 million in cash in the PRG Acquisition. The Company has accounted for the PRG Acquisition under the pooling-of-interests method of accounting for business combinations.

     The Company recorded a one-time charge of $4.2 million during the second quarter 1997 for charges related to the PRG Acquisition including fees paid to financial advisors, legal, and other transaction-related expenses. Certain entities acquired in the PRG Acquisition were taxed as partnerships at the partner level. As a result of the PRG Acquisition, the Company recorded a deferred tax liability for cumulative temporary differences between financial and tax reporting. This liability was established through a charge to the Company's provision for income taxes in 1997.

LSI ACQUISITION AND RELATED EXPENSES

     On August 28, 1997, the Company consummated the LSI Acquisition, acquiring 100% of LSI's capital stock in exchange for 1,996,401 newly issued shares of the Company's Common Stock, representing on a pro forma basis approximately 5.6% of the shares of the Company's Common Stock outstanding as of June 30, 1997. Based upon the closing price of the Common Stock on August 28, 1997, the 1,996,401 shares issued in the LSI Acquisition were valued at an aggregate of approximately $48.2 million. In addition to the Common Stock issued in the LSI Acquisition, the Company also assumed $0.5 million in debt, $1.7 million of mortgages receivable and $6.0 million in cash. The Company also paid cash consideration of approximately $1 million to a former LSI shareholder. The Company has accounted for the LSI Acquisition under the pooling-of-interests method of accounting for business combinations.

     Transaction costs relating to the negotiation of and preparation for the LSI Acquisition and the anticipated combination of certain operations resulted in a one-time charge to the Company's earnings of $4.1 million in the third quarter of 1997. These charges include the fees and expenses payable to financial advisors, legal fees and other transaction expenses related to the LSI Acquisition.

MARC HOTELS & RESORTS ACQUISITION

     On October 10, 1997, the Company consummated the Marc Acquisition acquiring 100% of the capital stock of Marc Resorts for 212,717 newly issued shares of the Company's Common Stock. The Company has accounted for the Marc Acquisition using the purchase method of accounting for business combinations.

VACATION INTERNATIONALE ACQUISITION

     On November 7, 1997, the Company consummated its acquisition of 100% of the capital stock of VI for approximately $24.3 million, comprised of $8.0 million in cash and promissory notes and the assumption of approximately $16.3 million of long-term indebtedness. The Company has accounted for the VI Acquisition using the purchase method of accounting for business combinations.

ACQUISITION OF EMBASSY SUITES RESORT AT KAANAPALI BEACH

     On November 14, 1997, a partnership of which the Company is a managing general partner consummated its acquisition of the Embassy Suites Resort at Kaanapali Beach, Maui, Hawaii for approximately $78 million. The acquiring entity is a partnership formed by a wholly-owned subsidiary of the Company (as the managing general partner), the Whitehall Street Real Estate Limited Partnership VII and Apollo Real Estate Advisors, L.P. The Company's subsidiary owns a 24% partnership interest in the acquiring entity.

ACQUISITION OF GLOBAL GROUP

     On December 5, 1997, the Company consummated its acquisition of the European vacation ownership business of the Global Group through an asset purchase for cash consideration of approximately $18 million. The Company assumed no debt as part of this transaction, but assumed approximately $7.0 million in current liabilities and acquired assets valued at approximately $15.8 million. The Company has accounted for the Global Acquisition using the purchase method of accounting.

YEAR 2000

     The Company uses software that will be affected by the date change in the year 2000 and recognizes that the arrival of the year 2000 poses challenges that will require modifications of portions of its software to enable it to function properly. As the year 2000 approaches, date sensitive systems will recognize the year 2000 as 1900, or not at all. This may cause systems to process critical financial and operational information incorrectly. The Company, like many other companies, is expected to incur expenditures over the next few years to address this issue. The Company has several information system improvement initiatives under way to determine the full scope and related costs to insure that the Company's systems continue to meet its needs and those of its customers. These initiatives include upgrading and replacing some computer systems and the conversion of others to be Year 2000 compliant. Although final cost estimates have yet to be determined, it is anticipated that these Year 2000 costs will result in an increase to Company expenses during 1998 and 1999. Suppliers, customers, mortgages receivable servicers and creditors of the Company also face Year 2000 issues. Their failure to successfully address the Year 2000 issue could have a material adverse effect on the Company's business or results of operations.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information, as of March 31, 1998, concerning each person who is a director or executive officer of the Company.

                NAME                     AGE                          POSITION
                ----                     ---                          --------
Osamu Kaneko.........................     50    Chairman of the Board
Andrew J. Gessow.....................     40    Director and Chief Executive Officer
Steven C. Kenninger..................     45    Director and President
Michael A. Depatie...................     41    Director, Executive Vice President and Chief
                                                Financial Officer
James E. Noyes.......................     51    Director and Chief Operating Officer
Charles C. Frey......................     43    Senior Vice President, Accounting and Administration
Loren V. Gallagher...................     51    Senior Vice President, Asia
Genevieve Giannoni...................     34    Senior Vice President, Operations
Michael V. Paulin....................     56    Senior Vice President, Hospitality Management
Dewey W. Chambers....................     40    Vice President and Treasurer
Andrew D. Hutton.....................     33    Vice President, General Counsel and Secretary
Timothy D. Levin.....................     41    Vice President, Architecture
David D. Philp.......................     36    Vice President, Acquisitions
Peter J. Shoobridge..................     32    Vice President, Business Development
James D. Wheat.......................     40    Vice President and Corporate Controller
Adam M. Aron.........................     43    Director
Sanford R. Climan....................     42    Director
J. Taylor Crandall...................     43    Director
Joshua S. Friedman...................     42    Director
W. Leo Kiely III.....................     51    Director

     OSAMU KANEKO has served as a Chairman of the Board of the Company since June 1996, previously serving as Chief Executive Officer of the Company from June 1996 to July 1997 and as Co-Chief Executive Officer from July 1997 to February 1998. Mr. Kaneko, a Japanese national, received a B.A. degree from Indiana State University in 1971. From 1974 to 1986, Mr. Kaneko was the Executive Vice President of Hasegawa Komuten (USA) Inc., the American subsidiary of Hasegawa Komuten Ltd., a Japanese real estate development company. In this capacity, Mr. Kaneko was responsible for the development of income producing properties in Hawaii, including resort condominiums and hotels. In 1985, Mr. Kaneko co-founded KOAR Group, Inc. ("KOAR") (a real estate acquisition and development company) with Mr. Kenninger and since that time has served as its Chief Executive Officer.

     ANDREW J. GESSOW has served as a Director of the Company since its inception in May 1996 and as Chief Executive Officer since February 1998, previously serving as Co-Chief Executive Officer since July 1997 and as President since June 1996. Mr. Gessow founded Argosy Group Inc. ("Argosy")(a real estate acquisition and development company and one of the Company's predecessor entities) in 1990 and served as its President from 1990 through August 1996. Prior thereto, Mr. Gessow served as a Partner with Trammell Crow Company (a real estate development, management and investment company) and was President of Trammell Crow Residential Services, Florida and West Coast from 1987 to 1990. From 1981 through 1987, Mr. Gessow was Founder and President of Travel, Inc., and Home Search, Inc. which he co-founded with Citicorp Venture Capital. Mr. Gessow received a B.B.A. degree in Finance from Emory University in 1978 and a M.B.A. degree from Harvard Business School in 1980.

     STEVEN C. KENNINGER has served as a Director of the Company since its inception and as President of the Company since February 1998. Previously, Mr. Kenninger served as Chief Operating Officer and Secretary of the Company from June 1996 to February 1998. Mr. Kenninger co-founded KOAR with Mr. Kaneko in 1985 and most recently served as its President. Mr. Kenninger was a practicing attorney at the law firm of Paul, Hastings, Janofsky & Walker, located in Los Angeles, California from 1977 through 1981 and at the law firm of Riordan & McKinzie, located in Los Angeles, California from 1981 through 1985, where he was a partner. Mr. Kenninger received a B.S. degree in Mechanical Engineering from Purdue University in 1974 and received a J.D. degree from Stanford Law School in 1977. Mr. Kenninger is a member of the Board of Visitors of the Stanford Law School and has been a member of the State Bar of California since 1977.

     MICHAEL A. DEPATIE has served as a Director of the Company since October 1997 and as Executive Vice President and Chief Financial Officer of the Company since November 1996. Prior to joining the Company, Mr. Depatie was Senior Vice President of Finance and Chief Financing Officer of La Quinta Inns, Inc. (a hotel operating company) from July 1992 to August 1996. From April 1989 through June 1992, Mr. Depatie was co-founder and Senior Vice President of Finance of Summerfield Hotel Corporation (a hotel operating company). From April 1988 through April 1989, Mr. Depatie was founder and Managing General Partner of Pacwest Capital Partners. From June 1984 through April 1988, Mr. Depatie served as Senior Vice President of Finance and Development of The Residence Inn Company. Mr. Depatie received a B.A. degree from Michigan State University in 1979 and a M.B.A. degree from Harvard Business School in 1983.

     JAMES E. NOYES has served as a Director of the Company since July 1996 and as Chief Operating Officer since February 1998. Previously, Mr. Noyes served as Executive Vice President of the Company since July 1996. Prior to joining the Company, from 1989 through June 1996 Mr. Noyes served as President of The Trase Miller Group (a travel technology services company), the parent company of MTI Vacations, Inc., with interests in vacation packaging, travel technology and specialized teleservices, and previously served as its Vice President of Marketing and Sales since 1980. Mr. Noyes served in various management positions for Wilson Sporting Goods from 1976 to 1980. Mr. Noyes is a director of Preview Travel, Inc. and Ball Horticultural, Inc. (a horticultural supply company). Mr. Noyes received a B.A. degree in 1970 from Dartmouth College and received a M.B.A. degree in 1974 from Stanford Business School.

     CHARLES C. FREY has served as Senior Vice President, Accounting and Administration of the Company since January 1997. Previously, he served as Senior Vice President and Treasurer of the Company since July 1996. Prior thereto, Mr. Frey had served as Senior Vice President of Administration and Treasurer of Argosy (one of the Company's predecessor entities) since 1992. Prior thereto, Mr. Frey was Vice President and Chief Financial Officer of Trammell Crow Residential Services-Florida from 1986 to 1992. Mr. Frey is a Certified Public Accountant and a licensed real estate broker in Florida. He received a B.S. degree in Accounting and Economics from the Indiana University of Pennsylvania in 1977.

     LOREN V. GALLAGHER has served as Senior Vice President, Asia of the Company since January 1997. Prior to joining the Company, Mr. Gallagher held executive management positions with Vacation Resorts International (a vacation ownership management company) from 1979 through December 1996, most recently serving as its President and Chief Operating Officer. In addition, Mr. Gallagher was a practicing attorney from 1983 to 1996, specializing in real estate acquisition and vacation ownership. Prior thereto, he was an independent real estate broker in California from 1977 to 1979 and was a licensed real estate sales associate at Coldwell-Banker from 1975 to 1977. He is a licensed real estate broker in California and is a member of the State Bar of California. Mr. Gallagher received a B.A. degree from Winona State University, M.A. degrees from San Diego State University and National Chengchi University in Taiwan (Chinese language), and a J.D. degree from Loyola Law School.

     GENEVIEVE GIANNONI has served as Senior Vice President, Operations of the Company since July 1996. Ms. Giannoni joined Argosy (one of the Company's predecessor entities) in May 1992 as Director of Marketing, became a Vice President in 1993, and Senior Vice President, Operations in 1994. Prior to joining Argosy, Ms. Giannoni was a marketing director at Trammell Crow Residential Services-Florida from 1987 to 1992. Ms. Giannoni is a licensed real estate agent in Florida. She received a B.A. degree from Rollins College in 1985 and graduated from the Crummer Management Program at Rollins College in 1990.

     MICHAEL V. PAULIN has served as Senior Vice President, Hospitality Management of the Company since January 1998. Mr. Paulin also serves as President of the Company's Marc Hotels & Resorts subsidiary which he founded in 1987 and the Company acquired in October 1997. Prior to forming Marc Hotels & Resorts,

Mr. Paulin served as Senior Vice President of Aston Hotels & Resorts form 1978 to 1987 and Vice President of Colony Hotels from 1970 to 1978. From 1964 to 1970, Mr. Paulin was President and Founder of World Wide Living, Inc., tourist apartment, home, and yacht rentals provider. Mr. Paulin has served as Chairman of the Hawaii Hotel Association and Chairman of the Pacific Asia Travel Association. Mr. Paulin received a B.S. degree in Business Economics and International Trade from the University of Southern California in 1963.

     DEWEY W. CHAMBERS has served as Vice President and Treasurer of the Company since January 1997. Prior to joining the Company, Mr. Chambers served as Vice President -- Treasurer of La Quinta Inns, Inc. from 1992 through December 1996. Prior thereto, Mr. Chambers served with the accounting firm of KPMG Peat Marwick, L.L.P. from 1983 to 1992, most recently as Senior Manager. Mr. Chambers is a Certified Public Accountant. Mr. Chambers received a B.B.A. degree in Finance from the University of Oklahoma in 1980 and a B.B.A. degree in Accounting from the University of Texas at San Antonio in 1983.

     ANDREW D. HUTTON has served as Vice President and General Counsel of the Company since October 1996 and as Secretary of the Company since February 1998. Prior to joining the Company, from 1991 through October 1996, Mr. Hutton practiced corporate securities and finance law with the law firm of Latham & Watkins, located in Los Angeles, California. Mr. Hutton received a J.D. degree from the University of Minnesota Law School in 1991 and received B.S. and B.A. degrees from the University of Kansas in 1988. Mr. Hutton has been a member of the State Bar of California since 1991.

     TIMOTHY D. LEVIN has served as Vice President, Architecture of the Company since July 1996. Prior thereto, Mr. Levin was Vice President, Architecture, of KOAR since December 1995. From 1989 through December 1995, Mr. Levin was President of Sevelex Consultants, Inc., a project management and design consulting firm affiliated with Messrs. Kaneko and Kenninger. Mr. Levin was the senior design and production manager at Carl Wahlquist AIA Architects, Inc. from 1983 through 1988. Mr. Levin is a member of the American Institute of Architects and has been a licensed General Contractor in the State of California since 1980. Mr. Levin received his Bachelor of Architecture degree from Southern California Institute of Architecture in 1986.

     DAVID D. PHILP has served as Vice President, Acquisitions of the Company since September 1997, previously serving as Senior Director of Acquisitions since February 1996. Prior to joining the Company, Mr. Philp was a Director of Development for Doubletree Hotels Corporation from October 1994 through August 1995 and from 1991 through September 1994 was a Director of the Hospitality Consulting Group for Kenneth Leventhal & Company. Prior thereto, Mr. Philp was a Manager of Development for IDG Development (a real estate development company) from 1990 to 1991, was a Senior Consultant for the accounting firm of Pannell Kerr Forster from 1987 to 1990 and held operations management positions with Hyatt Hotels Corporation from 1984 to 1987. He received a B.A. degree from the Cornell University School of Hotel Administration in 1984.

     PETER J. SHOOBRIDGE has served as Vice President of Business Development of the Company since September 1997. From January 1994 to September 1997 he served as Chief Financial Officer and from July 1996 to September 1997, as Director of Business Development of LSI Group Holdings Plc, which was acquired by the Company in August 1997. Prior to joining LSI, Mr. Shoobridge served with the accounting firm of BDO Sloy Hayward in London, England from January 1984 to August 1987, most recently as manager in the Corporate Finance department. Mr. Shoobridge holds a degree in music from the Royal Northern College of Music in Manchester, England, and is a member of the Institute of Chartered Accountants in England and Wales.

     JAMES D. WHEAT has served as Vice President and Corporate Controller of the Company since November 1997. Prior to joining the Company, Mr. Wheat served with Raychem Corporation (a materials science manufacturing company) from 1991 to November 1997 as internal auditor, division controller and external reporting manager. Mr. Wheat is a Certified Public Accountant, Certified Management Accountant, Certified Internal Auditor and is a licensed real estate broker in California. He received a B.B.A. degree from the University of Michigan in 1980 and a M.B.A. degree from The Wharton School of Business at the University of Pennsylvania in 1985.

     ADAM M. ARON has served as Director of the Company since October 1997. Mr. Aron has served as Chairman of the Board and Chief Executive Officer of Vail Resorts, Inc. since July 1996. Prior to joining Vail Resorts, Mr. Aron served as President and Chief Executive Officer of Norwegian Cruise Line Ltd. from July 1993 to July 1996, as Senior Vice President of Marketing for United Airlines from November 1990 to July 1993 and as Senior Vice President of Marketing for Hyatt Hotels Corporation from 1987 to 1990. Mr. Aron also serves as a director of Florsheim Group, Inc. Mr. Aron holds a B.A. degree from Harvard College and a M.B.A. degree from Harvard Business School.

     SANFORD R. CLIMAN has served as a Director of the Company since August 1996. In June 1997, Mr. Climan returned to Creative Artists Agency, Inc. ("CAA"), a leading literary and talent agency, as a member of its senior executive team. Mr. Climan was formerly a member of CAA's senior executive team from June 1986 to September 1995. From October 1995 through May 1997, Mr. Climan was Executive Vice President and President Worldwide Business Development of Universal Studios, Inc. From 1979 to 1986, Mr. Climan held various positions in the entertainment industry. Mr. Climan also serves as a director of PointCast, Inc. (an internet computer software company). Mr. Climan received a B.A. degree from Harvard College in 1977, a M.B.A. degree from Harvard Business School in 1979 and a Master of Science in Health Policy and Management from the Harvard School of Public Health in 1979.

     J. TAYLOR CRANDALL has served as a Director of the Company since October 1997. Mr. Crandall has served as Vice President and Chief Financial Officer of Keystone, Inc., the principal investment vehicle of Robert M. Bass of Fort Worth, Texas since October 1996 and as President, Director and sole stockholder of Acadia MGP, Inc. (managing general partner of Acadia Investment Partners, L.P., the sole general partner of Acadia Partners, L.P. (an investment partnership)) since 1992. Mr. Crandall also serves as a director of Bell & Howell Company, Quaker State, Specialty Foods Corporation and Washington Mutual. Mr. Crandall holds a B.A. degree from Bowdoin College, where he has served as a trustee.

     JOSHUA S. FRIEDMAN has served as a Director of the Company since August 1996. Mr. Friedman is a founder of Canyon Partners Incorporated, a private merchant banking firm and an affiliate of Canpartners Incorporated, and has been a Managing Partner of Canyon Partners Incorporated since its inception in 1990. From 1984 through 1990, Mr. Friedman served with Drexel Burnham Lambert Incorporated (an investment banking firm), most recently as Executive Vice President and Co-Director, Capital Markets. Mr. Friedman also serves as a director of First Aviation Services, Inc. (an aircraft services supplier) and several privately held companies and charitable organizations. Mr. Friedman received a B.A. degree from Harvard College in 1976, a M.A. degree from Oxford University in 1978, a J.D. degree from Harvard Law School in 1982 and a M.B.A. degree from Harvard Business School in 1982.

     W. LEO KIELY III has served as a Director of the Company since August 1996. Mr. Kiely has been President and Chief Operating Officer of Coors Brewing Company since 1993. From 1982 through 1993, Mr. Kiely held various executive positions with Frito-Lay Inc., a subsidiary of PepsiCo, most recently serving as President of Frito-Lay's Central Division. Prior to joining Frito-Lay, Mr. Kiely was President of Ventura Coastal Corporation, a division of Seven-Up Corporation, from 1979 through 1982. Mr. Kiely also serves as a director of Bell Sports, Inc. (a bicycle helmet manufacture). He is also on the advisory boards of the National Association of Manufacturers and several educational and charitable organizations. Mr. Kiely received a B.A. degree from Harvard College in 1969 and a M.B.A. degree from the Wharton School of Business at the University of Pennsylvania in 1971.

     On August 5, 1996, an action was filed in California state court against KEN/KOAR LAX Partners, L.P., which was affiliated with Messrs. Kaneko and Kenninger (the "LAX Partnership"), the owner of the Embassy Suites hotel located at Los Angeles International Airport, by the secured lender on the hotel. The complaint sought judicial foreclosure of the loan, appointment of a receiver and certain other relief. The LAX Partnership subsequently sold its interest in the Embassy Suites hotel, and the Chapter 11 proceeding was dismissed concurrently with the closing of such transaction. The Company has no interest in the hotel or the LAX Partnership. Following the consummation of the sale, neither Mr. Kaneko nor Mr. Kenninger holds any interest in or obligation related to the hotel.

COMPLIANCE WITH SECTION 16(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires certain of the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities ("Insiders"), to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock. Insiders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) reports filed by such persons.

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations from the Insiders that no other reports were required, during the year ended December 31, 1997, all Section 16(a) filing requirements applicable to Insiders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

     The Summary Compensation Table below sets forth the annual base salary and other annual compensation which the Company paid in 1997 and would have paid in 1996 on an annualized basis to the Company's Chief Executive Officer and each of the other four most highly compensated executive officers whose cash compensation exceeded $100,000 in salary and bonus (the "Named Executive Officers").

                                                         ANNUAL COMPENSATION                          LONG-TERM
                                        -----------------------------------------------------       COMPENSATION
                                        FISCAL                                OTHER ANNUAL      SECURITIES UNDERLYING
NAME AND CURRENT PRINCIPAL POSITION(1)   YEAR    SALARY($)   BONUS($)(2)   COMPENSATION($)(3)    OPTIONS/SARS(#)(4)
--------------------------------------  ------   ---------   -----------   ------------------   ---------------------
Osamu Kaneko, Chairman of the Board...   1997    $280,000     $280,000          $ 2,500                     --
                                         1996    $280,000     $      0          $ 2,500                225,000
Andrew J. Gessow, Director and Chief
  Executive Officer................      1997    $280,000     $280,000          $ 2,500                     --
                                         1996    $280,000     $      0          $ 2,500                225,000
Steven C. Kenninger, Director and
  President........................      1997    $280,000     $280,000          $ 2,500                     --
                                         1996    $280,000     $      0          $ 2,500                225,000
James E. Noyes, Director and Chief
  Operating Officer................      1997    $289,000     $271,000          $14,500                     --
                                         1996    $280,000     $120,000          $14,500                562,500
Michael A. Depatie, Director,
  Executive Vice President and Chief
  Financial Officer................      1997    $280,000     $200,000          $ 2,500                     --
                                         1996    $280,000     $      0          $ 2,500                562,500

---------------
(1) Certain Named Executive Officers served the Company in different capacities during 1996 and 1997. For a description of the various positions held by Messrs. Gessow, Kaneko, Kenninger and Noyes, see "Directors and Executive Officers of the Registrant" above.

(2) Amounts stated include bonus amounts earned in 1997 by the Named Executive Officers and paid in 1998. See "Employment Agreements and Covenants Not to Compete" below for a discussion of annual performance bonuses payable to key employees and executive officers.

(3) Represents automobile lease payments ($12,000 with respect to Mr. Noyes) and insurance premiums for customary life and health benefits ($2,500 with respect to each of Messrs. Kaneko, Gessow, Kenninger, Noyes and Depatie).

(4) The indicated options to purchase 1,800,000 shares of Common Stock were granted to the Named Executive Officers in 1996. No options were granted to any of the Named Executive Officers in 1997.

     The following table contains information concerning the value of stock options issued under the Company's 1996 Equity Participation Plan and held by the Named Executive Officers as of December 31, 1997. No stock options were granted to or exercised by any of the Named Executive Officers during 1997.

                    DECEMBER 31, 1997 OPTION YEAR-END VALUES

                                             NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                            UNDERLYING UNEXERCISED                  IN-THE-MONEY
                                                  OPTIONS AT                         OPTIONS AT
                                              FISCAL YEAR-END(#)                 FISCAL YEAR-END($)
     NAME AND PRINCIPAL OCCUPATION         EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
     -----------------------------         -------------------------          -------------------------
Osamu Kaneko, Chairman of the Board....          75,000/150,000                   $940,875/$1,881,750
Andrew J. Gessow, Director and Chief
  Executive Officer....................          75,000/150,000                   $940,875/$1,881,750
Steven C. Kenninger, Director and
  President............................          75,000/150,000                   $940,875/$1,881,750
James E. Noyes, Director and
  Chief Operating Officer..............         281,250/281,250                 $3,902,344/$3,902,344
Michael A. Depatie, Director, Executive
  Vice President and
  Chief Financial Officer..............         225,000/337,500                 $1,567,875/$2,351,813

COMPENSATION OF DIRECTORS

     The Company pays its directors who are not officers of the Company ("Independent Directors") a fee of $1,000 per meeting of the Board of Directors and any committee thereof (including telephonic meetings) for their services as directors. In addition, the Company grants options to purchase 15,000 shares of Common Stock (subject to adjustment) at a price equal to fair market value on the date of grant to each such Independent Director to vest in equal portions over a term of three years from the date of election as an Independent Director. Each Independent Director who is still a member of the Board of Directors at the end of the three year vesting period of the initial grant of options will receive a grant of additional options to purchase 15,000 shares of Common Stock at the fair market value of the Common Stock on the date of the grant, with such options to vest over an additional three year period. In addition to such option grants, the Independent Directors will be reimbursed for expenses of attending each meeting of the Board of Directors. Officers of the Company who are directors will not be paid any director fees but will be reimbursed for expenses of attending meetings of the Board of Directors.

EMPLOYMENT AGREEMENTS AND COVENANTS NOT TO COMPETE

     In 1996, each of Messrs. Kaneko, Gessow, Kenninger, Noyes and Depatie entered into an employment agreement with the Company for a term of two years, subject to extension. The employment agreement for each of such executives provides for an annual salary of $280,000 per year for the first year and at such salary as may be determined by the Compensation Committee thereafter, with annual performance bonuses determined by the Compensation Committee in connection with the achievement of performance criteria to be determined (except with respect to Mr. Noyes, who will receive a guaranteed quarterly bonus of $30,000 for each quarter he is employed by the Company). In 1996, pursuant to their employment agreement each of Messrs. Kaneko, Gessow, Kenninger, Noyes and Depatie received options to purchase 225,000, 225,000, 225,000, 562,500 and 562,500 shares of Common Stock, respectively. In addition, pursuant to their employment agreement each of Messrs. Kaneko, Gessow, Kenninger, Noyes and Depatie shall receive severance payments equal to base compensation and bonus at the most recent annual amount for the longer of the balance of the employment term or two years upon the death, disability, termination or resignation of such executive, unless such executive resigns without "good cause" or unless the Company terminates such executive as a result of gross negligence, willful misconduct, fraud or a material breach of the employment agreement. Each such executive will have "good cause" to terminate his employment with the Company in the event of any reduction in his compensation or benefits, material breach or material default by the Company under his employment agreement or following the merger or change in control of the Company.

     Each of Messrs. Gessow, Kenninger, Noyes and Depatie have agreed to devote substantially full time to the business of the Company and not engage in any competitive businesses. In particular, the foregoing individuals are prohibited from managing, consulting or participating in any way in any vacation ownership business or from acquiring any property with the intent to convert the property to a vacation ownership operation, unless the Independent Directors of the Company determine that such investment is in the best interest of the Company. Such noncompetition provisions shall survive for two years following any termination of employment. Such individuals are not, however, prohibited from investing in residential or commercial real estate with no prospect to be converted to vacation ownership or resort related use or, acquiring hotels, including hotels which may compete directly with properties of the Company.

     In March 1998, in connection with Mr. Kaneko's new status as non-executive Chairman of the Board, the Company amended its employment agreement with Mr. Kaneko to provide that he shall devote at least 50% of his time to the Company's business. Correspondingly, Mr. Kaneko's annual salary was reduced to $140,000 per year. Mr. Kaneko is allowed to devote the remainder of his time to acquire, develop or manage other investments in non-resort residential or commercial real estate that do not present a prospect for conversion to vacation ownership or resort-related use.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth in the following table is the beneficial ownership of the Company's Common Stock as of March 28, 1998 for all current directors, the Named Executive Officers, all directors and executive officers as a group and beneficial holders of more than 5% of the Company's Common Stock. Pursuant to the rules of the Securities Exchange Commission, in calculating percentage ownership, each person is deemed to beneficially own his own shares subject to options exercisable within 60 days, but options owned by others (even if exercisable within 60 days) are deemed not to be outstanding shares. Percentage ownership is based on 35,880,507 shares of Common Stock outstanding on March 28, 1998 in addition to shares acquirable pursuant to options which will become exercisable within 60 days of March 28, 1998.

                                                                               SHARES          PERCENT
                                                                            BENEFICIALLY          OF
    NAME OF BENEFICIAL OWNER(A)                   POSITION                     OWNED            CLASS
    ---------------------------                   --------                  ------------       --------
Directors and Named Executive
  Officers:
Osamu Kaneko(b)....................  Chairman of the Board                   3,487,855(c)         9.7%
Andrew J. Gessow(d)................  Director and Chief Executive            3,606,306(c)        10.1%
                                     Officer
Steven C. Kenninger(b).............  Director and President                  1,092,867(c)(e)      3.1%
Michael A. Depatie.................  Director, Executive Vice President        237,682(f)           *
                                     and Chief Financial Officer
James E. Noyes.....................  Director and Chief Operating              318,750(g)           *
                                     Officer
Adam M. Aron.......................  Director                                       --              *
Sanford R. Climan..................  Director                                   12,375(h)           *
J. Taylor Crandall.................  Director                                       --              *
Joshua S. Friedman(i)..............  Director                                    7,500(j)           *
W. Leo Kiely, III..................  Director                                    7,500(j)           *
All directors and executive
  officers as a
  group (19 persons)...............                                          9,149,529(k)        25.5%
5% Beneficial Owners:
Putnam Investments, Inc.(l)........  N/A                                     4,161,207           11.6%
  One Post Office Square
  Boston, Massachusetts 02109
Pilgrim Baxter & Associates,
  Ltd.(m)..........................  N/A                                     3,219,680            9.0%
  825 Duportail Road
  Wayne, Pennsylvania 19087

---------------
 *  Less than 1%.

(a) Except as otherwise indicated, each beneficial owner has the sole power to vote and to dispose of all shares of Common Stock owned by such beneficial owner.

(b) The address of such person is 5933 West Century Blvd., Suite 210, Los Angeles, California 90045.

(c) Includes presently exercisable options to purchase 75,000 shares of Common Stock.

(d) The address of such person is 2934 Woodside Road, Woodside, California
    94062.

(e) With the exception of presently exercisable options to purchase 75,000 shares of Common Stock, the shares indicated are held by Mr. Kenninger through a trust under which Mr. Kenninger may be deemed presently to share beneficial ownership with his co-trustee spouse.

(f) Includes (i) presently exercisable options to acquire 225,000 shares of Common Stock and (ii) 12,682 shares of Common Stock which Mr. Depatie presently may be deemed to have, or to share, beneficial ownership with an affiliated corporation he controls.

(g) Represents presently exercisable options to purchase shares of Common Stock and options which will become exercisable within 60 days of March 28, 1998.

(h) Includes presently exercisable options to purchase 7,500 shares of Common Stock.

(i) Canpartners Incorporated ("Canyon") holds 65,507 shares and is the sole general partner of CPI Securities L.P. ("CPI"), which holds 426,643 shares. Mr. Friedman, Mitchell R. Julis and R. Christian B. Evensen are the sole shareholders and directors of Canyon and may be deemed to share beneficial ownership of the shares held by Canyon and CPI. Such persons disclaim beneficial ownership of the shares. The 492,150 shares held by Canyon and CPI do not include 154,035 shares held by Mr. Friedman's wife, 154,035 shares held by Mr. Julis, 154,035 shares held by Mr. Evensen's wife, 10,771 shares held by an irrevocable trust for the benefit of Mr. Evensen's children, 10,771 shares held by an irrevocable trust for the benefit of Mr. Friedman's children and 10,771 shares held by Mr. Julis' son. The beneficial ownership of such shares is disclaimed by Canyon. Taken as a group, the entities and persons named in this note hold an aggregate of 1,018,361 shares, or 2.8% of the Common Stock outstanding.

(j) Represents presently exercisable options to purchase shares of Common Stock.

(k) Includes 842,570 shares which may be acquired upon the exercise of presently exercisable options or options which will become exercisable within 60 days of March 28, 1998.

(l) Information based solely on a Schedule 13G filed with the Commission on January 27, 1998 by, among others, Putnam Investments, Inc. ("PI"). Of the shares beneficially owned by PI, Putnam Investment Management, Inc. ("PIM") beneficially owns 3,730,005 (or 10.4%) of the outstanding shares of Common Stock and The Putnam Advisory Company, Inc. ("PAC") beneficially owns 431,202 (or 1.2%) of the outstanding shares of Common Stock. The shares of Common Stock reported as being beneficially owned by PI consist of securities beneficially owned by subsidiaries of PI which are registered investment advisers, which in turn include securities beneficially owned by clients of such investment advisers, which clients may include investment companies registered under the Investment Company Act and/or employee benefit plans, pension funds, endowment funds or other institutional clients. PI, which is a wholly-owned subsidiary of Marsch & McLennan Companies, Inc. ("M&MC"), wholly owns two registered investment advisers:
    PIM, which is the investment adviser to the Putnam family of mutual funds and PAC, which is the investment adviser to Putnam's institutional clients. Both subsidiaries have dispository power over the shares as investment managers, but each of the mutual fund's trustees have voting power over the shares held by each fund, and PAC has shared voting power over the shares held by the institutional clients. M&MC and PI disclaim beneficial ownership of the shares of Common Stock reported as being beneficially owned by PI.

(m) Information based solely on Schedule 13G filed with the Commission of February 13, 1998 by Pilgram Baxter & Associates, Ltd.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     Affiliates of Messrs. Kaneko and Kenninger currently have managing general partner or similar interests in entities which own investment properties which the Company does not consider to be competitive with its timeshare business (the "KOAR Interests"). These properties include a 225-unit condominium project in Long Beach, California which is being marketed for whole share unit sales or long-term residential use rather than vacation use (and with respect to which the KOAR Interests currently own 74 of the total 225 units, the balance having been sold to third parties); and several retail centers and a proposed office development project. Messrs. Kaneko and Kenninger are also currently the constituent general partners of a number of partnerships in which they owe fiduciary duties to limited partners who invested over $80 million of equity therein (which partnerships include certain Embassy Suites hotels which are still owned by partnerships controlled by Affiliates of Messrs. Kaneko and Kenninger (the "Prior Partnerships")). Messrs. Kaneko and Kenninger are authorized by the Company to meet their duties and responsibilities to the Prior Partnerships pursuant to the terms thereof, including the sale, refinancing, restructuring and packaging of the Prior Partnerships, and including with respect to the formation of public or private entities for such purpose, including a public real estate investment trust ("REIT") for one or all of the Embassy Suites hotels in the Prior Partnerships (provided, that Messrs. Kaneko and Kenninger agree not to serve as an officer or employee of such REIT). Messrs. Kaneko and Kenninger agree to continue to retain third party management companies to manage these properties (e.g., Promus Hotels manages all such Embassy Suites hotels), and to employ personnel not employed by the Company to carry out the day-to-day responsibilities of managing and overseeing these properties. However, Messrs. Kaneko and Kenninger reserve the right to do what is reasonably necessary within these constraints to carry out their duties and responsibilities to the Prior Partnerships pursuant to the terms thereof. The Company does not believe that such activities detract materially from Messrs. Kaneko's and Kenninger's services to the Company. See "Employment Agreements and Covenants Not To Compete" for additional information regarding such persons' obligations to the Company.

     In addition, the Company also competes with the buyers of its Vacation Intervals who subsequently decide to resell those intervals. While the Company believes, based on experience at its resorts, that the market for resale of Vacation Intervals by buyers is presently limited, such resales are typically at prices substantially less than the original purchase price. The market price of Vacation Intervals sold by the Company at a given resort or by its competitors in the market in which each resort is located could be depressed by a substantial number of Vacation Intervals offered for resale.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

EXHIBIT
 NUMBER                             DESCRIPTION
--------                            -----------
  2.1       Plan and Agreement of Merger dated as of September 22, 1996 by and between Signature Resorts, Inc. and AVCOM
            International, Inc. as amended (incorporated by reference to
            Exhibit 2 to Registrant's Registration statement on Form S-4
            (No. 333-16339))
  2.2       Agreement and Plan of Merger dated as of May 15, 1997 by and among Signature Resorts, Inc., Primavera Acquisition Corp.
            and Plantation Resorts Group, Inc. (incorporated by
            reference to Exhibit 2.1 to Registrant's current report on
            Form 8-K filed with the Commission on May 29, 1997)
  2.3       Agreement for Purchase and Sale of the Entire Issued Share
            Capital of LSI Group Holdings plc dated as of June 5, 1997 between Signature Resorts, Inc. and shareholders of LSI
            Group Holdings plc (incorporated by reference to Exhibit 2.3 to Amendment No. 1 on Form S-3 to Registrant's Registration
            Statement on Form S-1 (No. 333-30285))

EXHIBIT
 NUMBER                             DESCRIPTION
--------                            -----------
  2.4       Amendment to the Agreement for Purchase and Sale of the
            Entire Issued Share Capital of LSI Group Holdings plc dated as of August 28, 1997 between Signature Resorts, Inc. and
            shareholders of LSI Group Holdings plc (incorporated by
            reference to Exhibit 2.2 to Registrant's current report on
            Form 8-K filed with the Commission on September 12, 1997)
  3.1       Articles of Incorporation, as amended, of Signature Resorts,
            Inc. (incorporated by reference to Exhibit 3.1 to
            Registrant's Registration Statement on Form S-1 (No.
            333-06027))
  3.2       Bylaws of Signature Resorts, Inc., as amended (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on
            Form 10-K for the fiscal year ended December 31, 1996)
  4.1       Indenture dated as of January 15, 1997 by and between
            Signature Resorts, Inc. and Norwest Bank Minnesota, National
            Association, as trustee, for the 5 3/4% Convertible
            Subordinated Notes of Signature Resorts, Inc. due 2007
            (incorporated by reference to Exhibit 4 to Registrant's
            Registration Statement on Form S-1 (No. 333-30285))
  4.2       Indenture dated as of August 1, 1997 by and between
            Signature Resorts, Inc. and Norwest Bank Minnesota, National
            Association, as trustee, for the 9 3/4% Senior Subordinated
            Notes of Signature Resorts, Inc. due 2007 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 on Form S-3 to
            Registrant's Registration Statement on Form S-1 (No.
            333-30285))
 10.1.1     Registration Rights Agreement dated as of August 20, 1996 by and among Signature Resorts, Inc. and the persons named
            therein (incorporated by reference to Exhibit 10.1 to
            Registrant's Registration Statement on Form S-1 (No.
            333-30285))
 10.1.2     Registration Rights Agreement dated as of May 15, 1997 by
            and among Signature Resorts Inc. and the persons named
            therein (incorporated by reference to Exhibit 4 to
            Registrant's current report on Form 8-K filed with the
            Commission on May 29, 1997)
 10.1.3     Registration Rights Agreement dated as of August 28, 1997 by and among Signature Resorts, Inc. and Ian K. Ganney and
            Richard Harrington (incorporated by reference to Exhibit
            10.10 to Amendment No. 1 on Form S-3 to Registrant's
            Registration Statement on Form S-1 (No. 333-30285))
 10.1.4     Registration Rights Agreement dated as of August 8, 1997 by and among Signature Resorts, Inc. and the persons named
            therein relating to the 9 3/4% Senior Subordinated Notes due
            2007 of Signature Resorts, Inc. (incorporated by reference to Exhibit 10.11 to Amendment No. 1 on Form S-3 to
            Registrant's Registration Statement on Form S-1 (No.
            333-30285))
*10.1.5     Registration Rights Agreement dated as of October 10, 1997 by and among Signature Resorts, Inc. and Michael V. Paulin,
            Rosemarie Paulin, Maya K. Paulin and Annemarie H. Paulin.
 10.2.1     Employment Agreement between Signature Resorts, Inc. and
            Osamu Kaneko (incorporated by reference to Exhibit 10.2.1 to
            Registrant's Registration Statement on Form S-1 (No.
            333-30285))
 10.2.2     Employment Agreement between Signature Resorts, Inc. and
            Andrew J. Gessow (incorporated by reference to Exhibit
            10.2.2 to Registrant's Registration Statement on Form S-1
            (No. 333-30285))
 10.2.3     Employment Agreement between Signature Resorts, Inc. and
            Steven C. Kenninger (incorporated by reference to Exhibit
            10.2.3 to Registrant's Registration Statement on Form S-1
            (No. 333-30285))
 10.2.4     Employment Agreement between Signature Resorts, Inc. and
            James E. Noyes (incorporated by reference to Exhibit 10.2.4 to Registrant's Registration Statement on Form S-1 (No.
            333-06027))
 10.2.5     Employment Agreement between Signature Resorts, Inc. and
            Michael A. Depatie (incorporated by reference to Exhibit
            10.2.5 to Registrant's Registration Statement on Form S-4
            (No. 333-16339))
 10.2.6     Option Agreement between Signature Resorts, Inc. and Osamu
            Kaneko (incorporated by reference to Exhibit 10.2.6 to
            Registrant's Registration Statement on Form S-1 (No.
            333-30285))

EXHIBIT
 NUMBER                             DESCRIPTION
--------                            -----------
 10.2.7     Option Agreement between Signature Resorts, Inc. and Andrew
            J. Gessow (incorporated by reference to Exhibit 10.2.7 to
            Registrant's Registration Statement on Form S-1 (No.
            333-30285))
 10.2.8     Option Agreement between Signature Resorts, Inc. and Steven
            C. Kenninger (incorporated by reference to Exhibit 10.2.8 to
            Registrant's Registration Statement on Form S-1 (No.
            333-30285))
 10.2.9     Option Agreement between Signature Resorts, Inc. and James
            E. Noyes (incorporated by reference to Exhibit 10.2.9 to
            Registrant's Registration Statement on Form S-1 (No.
            333-30285))
 10.2.10    Option Agreement between Signature Resorts, Inc. and Michael
            A. Depatie (incorporated by reference to Exhibit 10.2.10 to
            Registrant's Registration Statement on Form S-1 (No.
            333-30285))
 *10.2.11   Form of Amendment No. 1 to Employment Agreement between
            Signature Resorts, Inc. and Osamu Kaneko
 10.3.1     1996 Equity Participation Plan of Signature Resorts, Inc.
            (incorporated by reference to Exhibit 10.3 to Registrant's
            Registration Statement on Form S-1 (No. 333-06027))
 10.3.2     First Amendment to 1996 Equity Participation Plan of
            Signature Resorts, Inc. dated as of May 16, 1997
            (incorporated by reference to Exhibit 10.3.2 to Registrant's
            Registration Statement on Form S-1 (No. 333-30285))
 10.3.3     Second Amendment to 1996 Equity Participation Plan of
            Signature Resorts, Inc. dated as of October 24, 1997
            (incorporated by reference to Exhibit 10.1 to Registrant's
            Registration statement on Form S-8 (No. 333-15361))
 10.3.4     Signature Resorts, Inc. Employee Stock Purchase Plan
            (incorporated by reference to Exhibit 10.5 to Registrant's
            Registration Statement on Form S-1 (No. 333-06027))
 10.3.5     First Amendment to Employee Stock Plan of Signature Resorts,
            Inc. effective as of November 1, 1997 (incorporated by
            reference to Exhibit 10.2 to Registrant's Registration
            Statement on Form S-8 (No. 333-15361))
 10.4       Agreement of Limited Partnership of Pointe Resort Partners,
            L.P. (subsequently renamed Poipu Resort Partners L.P.) dated
            October 11, 1994 (incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-1 (No.
            333-06027))
 10.5       Joint Development Agreement dated as of January 16, 1998
            between Westin Hotel Company and Signature Resorts, Inc.
            (incorporated by reference to Exhibit 10.1 to Registrant's
            Current Report on Form 8-K filed with the Securities and
            Exchange Commission on January 20, 1998))
 10.6.1     Loan and Security Agreement between Port Royal Resort, L.P., and FINOVA Capital Corporation (as successor in interest to
            Greyhound Capital Corporation) dated as of October 7, 1993 and as amended by the First Amendment to Loan and Security
            Agreement dated as of April 26, 1995 (incorporated by
            reference to Exhibit 10.8.1 to Registrant's Registration
            Statement on Form S-1 (No. 333-18447))
 10.6.2     Loan and Security Agreement between Signature Resorts, Inc.
            (as successor in interest to Cypress Pointe Resorts, L.P.), and FINOVA Capital Corporation (as successor in interest to
            Greyhound Real Estate Finance Company) dated as of December
            19, 1991 and as amended by (i) the First Amendment to Loan and Security Agreement and Consent and Agreement of
            Guarantors dated as of November 9, 1992, (ii) the Second
            Amendment to Loan and Security Agreement dated as of January
            13, 1993, (iii) the Third Amendment to Loan and Security
            Agreement dated as of April 7, 1993, (iv) the Fourth
            Amendment to Loan and Security Agreement dated as of
            December 16, 1993, (v) the Fifth Amendment to Loan and
            Security Agreement dated as of June 28, 1994, (vi) the Sixth
            Amendment to Loan and Security Agreement dated December 16,
            1994, and (vii) the Seventh Amendment to Loan and Security
            Agreement dated as of November 6, 1995 (incorporated by
            reference to Exhibit 10.8.2 to Registrant's Registration
            Statement on Form S-1 (No. 333-18447))

EXHIBIT
 NUMBER                             DESCRIPTION
--------                            -----------
 10.6.3     Loan and Security Agreement between Signature Resorts, Inc.
            (as successor in interest to San Luis Resort Partners, LLC), and FINOVA Capital Corporation dated as of June 6, 1996
            (incorporated by reference to Exhibit 10.8.3 to Registrant's
            Registration Statement on Form S-1 (No. 333-18447))
 10.6.4     Loan and Security Agreement between Grand Beach Resort,
            Limited Partnership, and FINOVA Capital Corporation (as
            successor in interest to Greyhound Financial Corporation)
            dated as of October 7, 1994 and as amended by the First
            Amendment to Loan and Security Agreement dated as of July 5,
            1995 (incorporated by reference to Exhibit 10.8.4 to
            Registrant's Registration Statement on Form S-1 (No.
            333-18447))
 10.6.5     Loan and Security Agreement (Receivables) between Signature
            Resorts, Inc. (as successor in interest to Fall Creek
            Resort, L.P.), and Heller Financial, Inc., dated as of
            October 9, 1995 (incorporated by reference to Exhibit 10.8.5 to Registrant's Registration Statement on Form S-1 (No.
            333-18447))
 10.6.6     Loan and Security Agreement between AKGI-St. Maarten NV (as successor in interest to AKGI-Royal Palm C.V.o.a.), and
            FINOVA Capital Corporation dated as of July 12, 1995
            (incorporated by reference to Exhibit 10.8.6 to Registrant's
            Registration Statement on Form S-1 (No. 333-18447))
 10.6.7     Loan and Security Agreement between Lake Tahoe Resort
            Partners, LLC, and FINOVA Capital Corporation dated as of
            April 29, 1996 (incorporated by reference to Exhibit 10.8.7 to Registrant's Registration Statement on Form S-1 (No.
            333-18447))
 10.6.8     Construction Loan Agreement between Lake Tahoe Resort
            Partners, LLC, and FINOVA Capital Corporation dated as of
            April 29, 1996 (incorporated by reference to Exhibit 10.8.8 to Registrant's Registration Statement on Form S-1 (No.
            333-18447))
 10.6.9     Lender's Certification and Consent from Resort Capital
            Corporation to Signature Resorts, Inc. dated as of August
            15, 1996 (incorporated by reference to Exhibit 10.8.1 to
            Registrant's Registration Statement on Form S-4 (No.
            333-16339))
 10.6.10    Lender's Certification and Consent from FINOVA Capital
            Corporation to Signature Resorts, Inc. dated as of August
            15, 1996 (incorporated by reference to Exhibit 10.6.2 to
            Registrant's Registration Statement on Form S-4 (No.
            333-16339))
 10.6.11    Assumption Agreement between FINOVA Capital Corporation and
            Signature Resorts, Inc. dated as of August 15, 1996
            (incorporated by reference to Exhibit 10.8.3 to Registrant's
            Registration Statement on Form S-4 (No. 333-16339))
 10.6.12    Assumption Agreement between Resort Capital Corporation and
            Signature Resorts, Inc. dated as of August 15, 1996
            (incorporated by reference to Exhibit 10.8.4 to Registrant's
            Registration Statement on Form S-4 (No. 333-16339))
 10.6.13    Assumption Agreement between FINOVA Capital Corporation and
            AKGI-Sint Maarten, N.V. dated as of August 15, 1996
            (incorporated by reference to Exhibit 10.8.5 to Registrant's
            Registration Statement on Form S-4 (No. 333-16339))
*10.6.14    Credit Agreement dated as of February 18, 1998 by and among
            Signature Resorts, Inc., certain lender parties thereto,
            NationsBank of Texas, N.A., as administrative lender and
            Societe Generale, as document agent
*10.6.15    Amendment to Various Loan and Commitment Agreements dated as of February 18, 1998, by and between FINOVA Capital
            Corporation, the Company, Lake Tahoe Resort Partners, LLC,
            Grand Beach Resort, Limited Partnership, Port Royal Resort
            L.P., AKGI-Sint Maarten, N.V., All Seasons Resorts, Inc.,
            AVCOM International, Inc. and Kabushiki Gaisha Kei, L.L.C.
*10.6.16    Loan Agreement between Powhatan Associates and Marine
            Midland Bank dated as of June 28, 1995
*10.6.17    Loan and Security Agreement dated as of December 17, 1990, as amended, between Greyhound Real Estate Finance Company
            and Powhatan Associates

EXHIBIT
 NUMBER                             DESCRIPTION
--------                            -----------
*10.6.18    Development and Receivables Loan and Security Agreement by
            and between FINOVA Capital Corporation and Greensprings
            Associates dated as of June 30, 1995 and as amended by the
            Amendment to Development and Receivables Loan and Security
            Agreement dated as of July 15, 1996

EXHIBIT
 NUMBER                             DESCRIPTION
--------                            -----------
 10.7       Amended Consulting Agreement dated as of August 1, 1997 by and between Signature Resorts, Inc., Resort Services, Inc.
            and Dr. Kay F. Gow and Robert T. Gow (incorporated by
            reference to Exhibit 10.12 to Amendment No. 1 on Form S-3 to
            Registrant's Registration Statement on Form S-1 (No.
            333-30285))
 16.1       Letter from Ernst & Young LLP regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to
            Registrant's current report on Form 8-K filed with the
            Commission on September 18, 1996)
21          Subsidiaries of Signature Resorts, Inc. (incorporated by
            reference to Exhibit 21 to Registrant's Registration
            Statement on Form S-3 (No. 333-46511))
*23.1       Consent of Arthur Andersen LLP
*23.2       Consent of Ernst & Young LLP
*23.3       Consent of KPMG
*23.4       Consent of Schreeder, Wheeler & Flint, LLP
*27.1       Financial Data Schedule (for the fiscal year ended December
            31, 1997)
*27.2       Financial Data Schedule (for the fiscal quarters ended March
            31, June 30 and September 30, 1997)
*27.3       Financial Data Schedule (for the fiscal quarter ended
            September 30, 1996 and for the fiscal year ended December
            31, 1996)

---------------

* Filed herewith

     (b) Reports on Form 8-K.

          (i) The Company's Current Report on Form 8-K filed with the Commission on October 6, 1997;

          (ii) The Company's amended Current Report on Form 8-K/A filed with the Commission on October 10, 1997;

          (iii) The Company's amended Current Report on Form 8-K/A filed with the Commission on October 22, 1997; and

          (iv) The Company's Current Report on Form 8-K filed with the Commission on December 24, 1997;

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

                                          SIGNATURE RESORTS, INC.
                                          (Registrant)

                                          By:     /s/ ANDREW D. HUTTON
                                            ------------------------------------
                                            Andrew D. Hutton
                                            Vice President, General Counsel and
                                              Secretary

Dated: March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                    /s/ OSAMU KANEKO                      Chairman of the Board          March 30, 1998
--------------------------------------------------------
                      Osamu Kaneko

                  /s/ ANDREW J. GESSOW                    Director and Chief Executive   March 30, 1998
--------------------------------------------------------  Officer (Principal Executive
                    Andrew J. Gessow                      Officer)

                /s/ STEVEN C. KENNINGER                   Director and President         March 30, 1998
--------------------------------------------------------
                  Steven C. Kenninger

                 /s/ MICHAEL A. DEPATIE                   Director, Executive Vice       March 30, 1998
--------------------------------------------------------  President and Chief Financial
                   Michael A. Depatie                     Officer (Principal Financial
                                                          Officer)

                   /s/ JAMES E. NOYES                     Chief Operating Officer and    March 30, 1998
--------------------------------------------------------  Director
                     James E. Noyes

                  /s/ CHARLES C. FREY                     Senior Vice President and      March 30, 1998
--------------------------------------------------------  Chief Accounting Officer
                    Charles C. Frey                       (Principal Accounting
                                                          Officer)

                    /s/ ADAM M. ARON                      Director                       March 30, 1998
--------------------------------------------------------
                      Adam M. Aron

                 /s/ SANFORD R. CLIMAN                    Director                       March 30, 1998
--------------------------------------------------------
                   Sanford R. Climan

                 /s/ J. TAYLOR CRANDALL                   Director                       March 30, 1998
--------------------------------------------------------
                   J. Taylor Crandall

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                 /s/ JOSHUA S. FRIEDMAN                   Director                       March 30, 1998
--------------------------------------------------------
                   Joshua S. Friedman

                  /s/ W. LEO KILEY III                    Director                       March 30, 1998
--------------------------------------------------------
                    W. Leo Kiley III

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Signature Resorts, Inc. and Subsidiaries
Report of Independent Certified Public Accountants..........   F-2
Report of Independent Auditors..............................   F-3
Independent Auditors' Report................................   F-4
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................   F-5
Consolidated Statements of Income for each of the three
  years ended December 31, 1997.............................   F-6
Consolidated Statements of Cash Flows for each of the three
  years ended December 31, 1997.............................   F-7
Consolidated Statements of Equity for each of the three
  years ended December 31, 1997.............................   F-8
Notes to Consolidated Financial Statements..................   F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Signature Resorts, Inc.:

     We have audited the accompanying consolidated balance sheets of Signature Resorts, Inc. (a Maryland Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 and 1995 financial statements of LSI Group Holdings plc and the 1995 financial statements of AVCOM International, Inc. and subsidiaries, both companies acquired during 1997 in transactions accounted for as pooling of interests, as discussed in Note 1. Such statements are included in the consolidated financial statements of Signature Resorts, Inc. and subsidiaries, and reflect total assets and total revenues of 5 percent and 13 percent in 1996, respectively, and total revenues of 34 percent in 1995, of the related consolidated totals. These statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for LSI Group Holdings plc and AVCOM International, Inc. and subsidiaries, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Signature Resorts, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Orlando, Florida
  January 26, 1998 (except with respect
  to the matters discussed in Note 6, as to which the date is February 18, 1998, and Note 13, as to which the dates are February 3 and February 18, 1998)

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
AVCOM International, Inc.

     We have audited the consolidated balance sheet of AVCOM International, Inc. (Company) as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not separately presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AVCOM International, Inc. as of December 31, 1995, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Phoenix, Arizona
May 31, 1996, except for
  Note 12, as to which the
  date is July 1, 1996

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
LSI Group Holdings Plc

     We have audited the consolidated balance sheet of LSI Group Holdings Plc and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, equity, and cash flows for each of the years in the three-year period ended December 31, 1996 (not presented separately herein). These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSI Group Holdings Plc and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles in the United States of America.

KPMG
Chartered Accountants
Registered Auditors

Preston, England
March 27, 1997

                          CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Cash and cash equivalents...................................  $ 38,487    $ 20,757
Cash in escrow..............................................     9,485       1,712
Mortgages receivable, net of an allowance of $22,916 and
  $17,328 at December 31, 1997 and 1996, respectively.......   331,735     215,518
Due from related parties....................................    25,576      11,897
Other receivables, net......................................    17,669      11,847
Income tax refund receivable................................     4,719          --
Prepaid expenses and other assets...........................    13,047      14,738
Investment in joint ventures................................    15,657       7,397
Real estate and development costs...........................   219,299     142,870
Property and equipment, net.................................    35,024      14,612
Intangible assets, net......................................    50,447       4,536
                                                              --------    --------
          Total assets......................................  $761,145    $445,884
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable............................................  $ 25,196    $ 24,418
Accrued liabilities.........................................    68,047      49,198
Due to related parties......................................     1,032       1,656
Income taxes payable........................................        --       3,268
Deferred taxes..............................................    23,752       3,259
Notes payable...............................................   435,208     236,122
                                                              --------    --------
          Total liabilities.................................   553,235     317,921
                                                              --------    --------
Commitments and Contingencies (Note 8)......................
Minority interest in consolidated limited partnership.......        --       1,538
                                                              --------    --------

Stockholders' equity:
  Preferred stock (25,000,000 shares authorized; none issued
     or outstanding)........................................        --          --
  Common stock ($0.01 par value, 50,000,000 shares
     authorized; 35,875,287 and 33,011,106 shares
     outstanding at December 31, 1997 and 1996,
     respectively)..........................................       359         330
  Additional paid-in capital................................   162,969     101,978
  Retained earnings.........................................    43,797      23,544
  Cumulative foreign currency translation adjustment........       785         573
                                                              --------    --------
          Total stockholders' equity........................   207,910     126,425
                                                              --------    --------
          Total liabilities and stockholders' equity........  $761,145    $445,884
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
REVENUES:
Vacation Interval and Vacation Point sales..................  $281,063   $182,300   $139,426
Interest income.............................................    42,856     25,415     20,339
Other income................................................    13,774     12,132      8,553
                                                              --------   --------   --------
         Total revenues.....................................   337,693    219,847    168,318
                                                              --------   --------   --------
COSTS AND OPERATING EXPENSES:
Vacation Interval and Vacation Point cost of sales..........    71,437     48,218     39,810
Advertising, sales, and marketing...........................   126,739     89,040     62,258
Loan portfolio:
  Interest expense-treasury.................................    13,032     13,482     10,077
  Other expenses............................................     5,522      4,523      2,034
  Provision for doubtful accounts...........................     8,579      8,311      3,666
General and administrative..................................    42,254     37,436     19,263
Resort property valuation allowance.........................        --      2,620         --
Depreciation and amortization...............................     6,499      5,027      2,514
Merger-related costs........................................     9,973         --         --
                                                              --------   --------   --------
         Total costs and operating expenses.................   284,035    208,657    139,622
                                                              --------   --------   --------
Income from operations......................................    53,658     11,190     28,696
Interest expense-other (net of capitalized interest of
  $6,774, $6,723, and $3,315 in 1997, 1996 and 1995,
  respectively).............................................     9,394      3,763      1,728
Equity loss on investment in joint ventures.................       639        299      1,649
Minority interest in income of consolidated limited
  partnership...............................................       181        199         --
                                                              --------   --------   --------
Income before provision (benefit) for income taxes and
  extraordinary item........................................    43,444      6,929     25,319
                                                              --------   --------   --------
Provision (benefit) for income taxes from continuing
  operations................................................    17,196     (4,105)     4,020
Provision for deferred income taxes resulting from the
  cumulative effect of previously non-taxable acquired
  entities..................................................     5,960         --         --
                                                              --------   --------   --------
Total provision (benefit) for income taxes..................    23,156     (4,105)     4,020
                                                              --------   --------   --------
Income before extraordinary item............................    20,288     11,034     21,299
Extraordinary item, net of income taxes.....................       766         --         --
                                                              --------   --------   --------
Net income..................................................  $ 19,522   $ 11,034   $ 21,299
                                                              ========   ========   ========
Pro forma income data (unaudited):
Income before provision for income taxes....................        --   $  6,929   $ 25,319
Pro forma provision for income taxes........................        --      2,549     10,009
                                                              --------   --------   --------
Pro forma net income........................................        --   $  4,380   $ 15,310
                                                              ========   ========   ========
EARNINGS PER SHARE:
  Basic:
       Income before extraordinary item.....................  $   0.57   $   0.41   $   0.89
       Extraordinary item, net of income taxes..............     (0.02)        --         --
                                                              --------   --------   --------
       Net income...........................................  $   0.55   $   0.41   $   0.89
                                                              ========   ========   ========
  Diluted:
       Income before extraordinary item.....................  $   0.56   $   0.40   $   0.89
       Extraordinary item, net of income taxes..............     (0.02)        --         --
                                                              --------   --------   --------
       Net income...........................................  $   0.54   $   0.40   $   0.89
                                                              ========   ========   ========
Pro forma earnings per share: (unaudited)
  Basic.....................................................        --   $   0.16   $   0.64
  Diluted...................................................        --   $   0.16   $   0.64
Weighted average number of common shares outstanding........    35,373     27,232     23,955
Weighted average number of common and potentially dilutive
  common shares outstanding.................................    36,180     27,640     23,955

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1996        1995
                                                              ---------   ---------   --------
OPERATING ACTIVITIES:
Net income..................................................  $  19,522   $  11,034   $ 21,299
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
    Depreciation and amortization...........................      6,499       5,027      2,514
    Provision for doubtful accounts.........................      8,579       8,311      3,666
    Resort property valuation allowance.....................         --       2,620         --
    Equity loss on investment in joint venture..............        639         299      1,649
    Minority interest in income of consolidated limited
     partnership............................................        181         199         --
    Other...................................................         --         573       (566)
    Changes in operating assets and liabilities, net of
     effect of acquisitions:
         Cash in escrow.....................................     (6,916)      1,037        473
         Due from related parties...........................    (12,504)     (1,712)    (4,083)
         Prepaid expenses and other assets..................      2,068      (5,878)    (3,753)
         Real estate and development costs..................    (65,595)    (73,086)   (19,012)
         Other receivables, net.............................     (4,448)     (2,017)    (5,797)
         Accounts payable and accrued liabilities...........    (10,398)     36,499     14,204
         Income taxes.......................................     (6,518)      1,653        353
         Deferred income taxes..............................     19,481      (8,605)       497
         Due to related parties.............................       (636)       (250)     1,267
                                                              ---------   ---------   --------
Net cash (used in) provided by operating activities.........    (50,046)    (24,296)    12,711
                                                              ---------   ---------   --------
INVESTING ACTIVITIES:
Cash (paid) received for acquisition of subsidiaries........    (31,296)         --        129
Investment in joint venture.................................     (8,899)        (63)        --
Property and equipment......................................    (19,973)     (8,214)    (4,601)
Intangible assets...........................................     (1,637)     (2,206)    (2,608)
Mortgages receivable........................................   (108,942)    (76,424)   (48,601)
                                                              ---------   ---------   --------
Net cash used in investing activities.......................   (170,747)    (86,907)   (55,681)
                                                              ---------   ---------   --------
FINANCING ACTIVITIES:
Proceeds from notes payable.................................     28,088     170,394     98,733
Payments on notes payable...................................   (167,229)   (101,436)   (46,890)
Proceeds from subordinated and convertible notes, net of
  debt issuance costs.......................................    325,176          --         --
Proceeds from notes payable to related parties..............         --       5,606      3,711
Payments on notes payable to related parties................         --     (15,074)    (1,343)
Proceeds from stock offerings...............................     52,643      73,324        885
Acquisition of minority limited partners' interests.........         --      (7,465)        --
Distributions...............................................       (738)    (14,413)    (9,241)
Other.......................................................        648         420      2,447
                                                              ---------   ---------   --------
Net cash provided by financing activities...................    238,588     111,356     48,302
                                                              ---------   ---------   --------
Net increase in cash and cash equivalents...................     17,795         153      5,332
Effect of exchange rates on cash and cash equivalents.......        (65)        574        (41)
Cash and cash equivalents, beginning of period..............     20,757      20,030   $ 14,739
                                                              ---------   ---------   --------
Cash and cash equivalents, end of period....................  $  38,487   $  20,757   $ 20,030
                                                              =========   =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest......................................  $  18,508   $  24,127   $ 14,466
Cash paid for taxes.........................................  $   7,918   $   1,629   $  2,753
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Stock issued in connection with acquisition of Marc
  Resorts...................................................  $   6,010          --         --
Costs incurred in conjunction with debt issuances...........  $  12,824          --         --
Tax benefit resulting from exercise of common stock
  options...................................................  $   1,469          --         --
Stock issued and goodwill recorded in connection with the
  acquisition of investment in joint venture................         --   $   4,989         --
Deferred taxes recorded in connection with the Consolidation
  Transactions..............................................         --   $   9,464         --
Interest accrued on deferred installment gains in connection
  with the Consolidation Transactions.......................         --   $     820         --
Net assets of predecessor partnership acquired in exchange
  for 17,032,058 shares of common stock in connection with
  the Consolidation Transactions............................         --   $  37,380         --
Assignment to venturers of receivable due from related party
  recorded as a reduction of venturers' equity..............         --   $   3,449         --
Write-off of receivable from related party recorded as a
  reduction of stockholders' equity.........................         --   $   3,890         --
Conversion of convertible notes payable to AVCOM common
  stock.....................................................         --   $     400         --

  The accompanying notes are an integral part of these consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                 ADDITIONAL                                  GENERAL     LIMITED
                                            SHARES                PAID-IN     RETAINED       MEMBERS        PARTNERS'   PARTNERS'
                                          OUTSTANDING   AMOUNT    CAPITAL     EARNINGS   EQUITY (DEFICIT)    EQUITY      EQUITY
                                          -----------   ------   ----------   --------   ----------------   ---------   ---------
BALANCE AT DECEMBER 31, 1994............     6,923       $ 69     $  2,703    $27,326        $    --         $3,329     $ 27,722
                                            ------       ----     --------    -------        -------         ------     --------
Issuance of Common Stock................        --         20          157         --             --             --           --
Distributions...........................        --         --           --     (4,811)        (2,437)           (43)      (1,950)
Net income..............................        --         --           --     12,437          1,004            516        7,342
Other...................................        --         --        1,035        655              1            374           --
                                            ------       ----     --------    -------        -------         ------     --------
BALANCE AT DECEMBER 31, 1995............     6,923         89        3,895     35,607         (1,432)         4,176       33,114
                                            ------       ----     --------    -------        -------         ------     --------
Distributions of partnership equity and
  other equity interests................        --         --           --     (7,191)        (5,394)            --       (1,633)
Conversion of convertible notes payable
  to AVCOM common stock.................        --         --          400         --             --             --           --
Proceeds from the sale of common stock
  to the public, net of offering costs,
  including 16,212 shares issued in
  exchange for partners' and members'
  equity................................    25,268        253       73,071         --             --             --           --
Stock issued and goodwill recorded in
  connection with the acquisition of
  investment in joint venture...........       820          8        4,981         --             --             --           --
Acquisition of minority limited
  partners' interests...................        --         --       (7,465)        --             --             --           --
Deferred taxes recorded in connection
  with the consolidation transactions...        --         --       (9,464)        --             --             --           --
Net income (loss).......................        --         --           --      3,875          3,568           (164)       3,755
Exchange of partners' and members'
  equity for stock in connection with
  the consolidation transactions........        --        (20)      37,380     (1,370)         3,258         (4,012)     (35,236)
Assignment to venturers' of receivable
  due from related party................        --         --           --     (3,449)            --             --           --
Write-off of receivable from related
  party.................................        --         --           --     (3,890)            --             --           --
Other...................................        --         --         (820)       (38)            --             --           --
                                            ------       ----     --------    -------        -------         ------     --------
BALANCE AT DECEMBER 31, 1996............    33,011        330      101,978     23,544             --             --           --
                                            ------       ----     --------    -------        -------         ------     --------
Net income..............................        --         --           --     19,522             --             --           --
Proceeds from the sale of common stock,
  net of offering costs.................     2,400         24       52,619         --             --             --           --
Common stock issued in connection with
  purchase of subsidiary................       213          2        6,008         --             --             --           --
Distributions...........................        --         --           --       (738)            --             --           --
Other...................................       251          3        2,364      1,469             --             --           --
                                            ------       ----     --------    -------        -------         ------     --------
BALANCE AT DECEMBER 31, 1997............    35,875       $359     $162,969    $43,797        $    --         $   --     $     --
                                            ======       ====     ========    =======        =======         ======     ========

                                           CUMULATIVE
                                            FOREIGN
                                            CURRENCY
                                          TRANSLATIONS
                                          ADJUSTMENTS    TOTAL EQUITY
                                          ------------   ------------
BALANCE AT DECEMBER 31, 1994............      $ 40         $ 61,189
                                              ----         --------
Issuance of Common Stock................        --              177
Distributions...........................        --           (9,241)
Net income..............................        --           21,299
Other...................................       (41)           2,024
                                              ----         --------
BALANCE AT DECEMBER 31, 1995............        (1)          75,448
                                              ----         --------
Distributions of partnership equity and
  other equity interests................        --          (14,218)
Conversion of convertible notes payable
  to AVCOM common stock.................        --              400
Proceeds from the sale of common stock
  to the public, net of offering costs,
  including 16,212 shares issued in
  exchange for partners' and members'
  equity................................        --           73,324
Stock issued and goodwill recorded in
  connection with the acquisition of
  investment in joint venture...........        --            4,989
Acquisition of minority limited
  partners' interests...................        --           (7,465)
Deferred taxes recorded in connection
  with the consolidation transactions...        --           (9,464)
Net income (loss).......................        --           11,034
Exchange of partners' and members'
  equity for stock in connection with
  the consolidation transactions........        --               --
Assignment to venturers' of receivable
  due from related party................        --           (3,449)
Write-off of receivable from related
  party.................................        --           (3,890)
Other...................................       574             (284)
                                              ----         --------
BALANCE AT DECEMBER 31, 1996............       573          126,425
                                              ----         --------
Net income..............................        --           19,522
Proceeds from the sale of common stock,
  net of offering costs.................        --           52,643
Common stock issued in connection with
  purchase of subsidiary................        --            6,010
Distributions...........................        --             (738)
Other...................................       212            4,048
                                              ----         --------
BALANCE AT DECEMBER 31, 1997............      $785         $207,910
                                              ====         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

 1. NATURE OF BUSINESS

     Signature Resorts, Inc. and its wholly-owned subsidiaries ("the Company") generate revenues from the sale and financing of vacation ownership interests in its resorts, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year, in perpetuity (Vacation Intervals). The Company's principal operations consist of (i) acquiring, developing and operating vacation ownership resort locations, (ii) marketing and selling Vacation Intervals in certain of its resorts, (iii) marketing and selling vacation points at certain of its resort locations which may be redeemed for occupancy rights at participating resorts ("Vacation Points") and (iv) providing consumer financing to individual purchasers of Vacation Intervals and Vacation Points at its resorts. The Company also provides resort management and maintenance services at its resorts for which it receives fees paid by the resorts' homeowners' associates.

     The Company was incorporated in May 1996. On August 20, 1996, the Company consummated an initial public offering of a portion of its Common Stock (the "Initial Public Offering") by offering 9,056,250 shares to the public. The gross proceeds from the public offering were $84.5 million. The Company incurred $11.2 million of costs associated with this offering. Concurrent with the Initial Public Offering, certain predecessor limited partnerships, limited liability companies and corporations (the "Entities") exchanged their direct or indirect interest in, and obligations of the entities, for 16,211,558 shares of the Company's common stock (the "Consolidation Transactions"). The accompanying consolidated financial statements reflect the financial position and results of operations of the Entities since the date they were acquired or formed, which range from November 1986 to June 1996. Concurrent with the Initial Public Offering, the Company exchanged 820,500 shares of Common Stock with the former holders of interests in the Embassy Vacation Resort at Poipu Point, Koloa, Kauai, Hawaii.

     On February 7, 1997 the Company consummated its acquisition by merger of AVCOM International, Inc. ("AVCOM") and its subsidiaries (the "AVCOM Acquisition"). AVCOM is the parent company of All Seasons Resorts, Inc., a developer, marketer and operator of vacation ownership resorts in Arizona, California and Texas. Under the terms of the AVCOM merger agreement, the Company issued 1,324,554 shares of its common stock in exchange for all the outstanding capital stock of AVCOM. The AVCOM Acquisition has been treated as a pooling-of-interests and is reflected in the accompanying consolidated financial statements as if it took place at the beginning of the earliest period presented.

     On May 15, 1997, the Company consummated its acquisition by merger ("the PRG Acquisition") of Plantation Resorts Group, Inc. ("PRG"), a Williamsburg, Virginia, based developer, owner and operator of vacation ownership resorts in Williamsburg, Virginia. PRG was incorporated in April 1997 through a private placement of its common stock in which certain predecessor joint ventures and corporations (the "PRG Entities") exchanged their interests for shares of PRG's common stock (the "PRG Exchange"). The PRG Acquisition was consummated through the issuance of 3,601,844 shares of the Company's common stock. The PRG Acquisition has been treated as a pooling-of-interests and is reflected in the accompanying consolidated financial statements as if it took place at the beginning of the earliest period presented.

     On August 28, 1997, the Company consummated its acquisition by merger of 100% of the capital stock of LSI Group Holdings plc ("LSI"), in exchange for 1,996,401 newly-issued shares of the Company's common stock and approximately $1.0 million in cash (the "LSI Acquisition"). United Kingdom-based LSI is a developer, owner and operator of vacation ownership resorts located in Europe. Through its Grand Vacation Club, LSI operates a points-based club system. The LSI Acquisition has been treated as a pooling-of-interests and is reflected in the accompanying consolidated financial statements as if it took place at the beginning of the earliest period presented.

                           DECEMBER 31, 1997 AND 1996

     Total revenues and net income for the Company, AVCOM, PRG, and LSI are shown in the following table (amounts in millions) for the years ended 1996 and 1995, which represent the periods prior to the poolings, which occurred in 1997:

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                           1996            1995
                                                         --------        --------
Revenues
  Consolidated.........................................   $219.8          $168.3
  AVCOM................................................     48.4            34.3
  PRG..................................................     48.4            38.8
  LSI..................................................     27.9            22.6
Net income (loss)
  Consolidated.........................................   $ 11.0          $ 21.3
  AVCOM................................................    (12.4)            1.0
  PRG..................................................      7.0             7.5
  LSI..................................................      2.3             1.8

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The accompanying financial statements include the combined accounts of Signature Resorts, Inc., AVCOM, PRG, LSI and the Company's wholly-owned subsidiaries that were acquired or formed prior to August 20, 1996, which became wholly-owned subsidiaries in connection with the Consolidation Transactions. As a result, the combined accounts are now referred to as consolidated financial statements for the historical periods presented. All significant intercompany transactions and balances have been eliminated from these consolidated financial statements.

     The Consolidation Transactions have been accounted for as a reorganization of entities under common control. Accordingly, the net assets of the Entities were recorded at the Entities' historical cost. In addition, the accompanying consolidated financial statements reflect the historical results of operations of the predecessor partnerships on a combined basis.

     Cash and Cash Equivalents -- Cash and cash equivalents consist of cash, money market, and all highly liquid investments purchased with an original maturity of three months or less.

     Cash in Escrow -- Cash in escrow is restricted cash consisting of deposits received on sales of vacation intervals and vacation points that are held in escrow until a certificate of occupancy is obtained or the legal rescission period has expired.

     Real Estate and Development Costs -- Real estate is valued at the lower of cost or net realizable value. Development costs include both hard and soft construction costs and together with real estate costs are allocated to Vacation Intervals and Vacation Points. Interest, taxes, and other carrying costs incurred during the construction period are capitalized.

     Property and Equipment -- Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of 3 to 7 years. Buildings are amortized over the estimated useful life of 39 to 40 years.

     Depreciation and amortization expense related to property and equipment was $2.8 million, $1.5 million and $1.0 million in 1997, 1996 and 1995, respectively.

     Intangible Assets -- Organizational costs incurred in connection with the formation of the Company have been capitalized and are being amortized on a straight-line basis over a period of three to five years. Start-up

                           DECEMBER 31, 1997 AND 1996

costs relate to costs incurred to develop marketing programs prior to receiving regulatory approval to market the related property and are being amortized on a straight-line basis over a period of one year.

     Financing and loan origination fees incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the life of the respective loans. Debt issuance costs in connection with the 9.75% Senior Subordinated Notes due 2007 (the "Senior Notes") and the 5.75% Convertible Subordinated Notes due 2007 (the "Convertible Notes") are being amortized on the effective interest method over the 10 year life of the notes.

     Goodwill recorded in connection with the acquisition of the Investment in Joint Venture is being amortized by a fixed amount per interval as intervals are sold. Goodwill in connection with the acquisition of subsidiaries is being amortized over the estimated useful lives of 10 to 40 years.

     At each balance sheet date, the Company evaluates the realizability of its goodwill based upon expectations of nondiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no material impairment of its goodwill exists at December 31, 1997.

     Foreign Currency Translation -- Financial statements for the Company's subsidiaries outside the United States are translated into U.S. dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for income and expenses. The resulting translation adjustments are recorded as a separate component of equity.

     Revenue Recognition -- The Company recognizes sales of Vacation Intervals and Vacation Points on an accrual basis after a binding sales contract has been executed, a 10% minimum down payment has been received, the rescission period has expired, construction is substantially complete, and certain minimum sales levels have been achieved. If all the criteria are met except that construction is not substantially complete, then revenues are recognized on the percentage-of-completion (cost to cost) basis. For sales that do not qualify for either accrual or percentage-of-completion accounting, all revenue is deferred using the deposit method.

     Income Taxes -- Prior to August 20, 1996, the Entities were taxed either as a corporation at the corporate level, as an S corporation taxable at the shareholder level, or as a partnership taxable at the partner level. The Company became subject to federal, state, and foreign income taxes from the effective date of the Initial Public Offering. The pro forma net income per common and common equivalent share uses the historical net income of the Company as adjusted by the unaudited pro forma provision for income taxes to reflect the net income per common and common equivalent share, as if the Company had been treated as a C corporation rather than as individual limited partnerships and limited liability companies for federal income tax purposes for the years ended December 31, 1996 and 1995.

     As a result of the AVCOM Acquisition, AVCOM's results of operations have been included in the accompanying consolidated financial statements under the pooling-of-interests method of accounting. During each period presented, AVCOM was taxed as a C corporation.

     Prior to the PRG Acquisition, certain of the PRG Entities were not subject to federal and state income taxes at the consolidated level for all periods presented. In connection with the PRG Exchange and the PRG Acquisition, the PRG Entities became subject to federal and state income taxes from the date of incorporation. As a result, the pro forma provision for income taxes assumes the PRG Entities were treated as C corporations for federal income tax purposes.

     As a result of the LSI Acquisition, LSI's results have been included in the accompanying consolidated financial statements under the pooling-of-interests method of accounting. During each period presented, LSI was subject to income taxes levied by the various local and country taxing authorities in the foreign countries in which it operates.

                           DECEMBER 31, 1997 AND 1996

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

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Long-Lived Assets -- In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for the expected disposition of long-lived assets. The Company adopted SFAS 121 during the year ended December 31, 1996. The impact of adopting SFAS 121 was to reduce net income by $2.6 million in 1996 and has been recorded as a resort property valuation allowance to reduce real estate and development costs. During 1997, there was no change in the resort property valuation allowance.

     Stock-Based Compensation -- In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 was adopted during the year ended December 31, 1996. SFAS 123 requires that the Company's financial statements include certain disclosures about stock-based employee compensation arrangements and permits the adoption of a change in accounting for such arrangements. Changes in accounting for stock-based compensation are optional and the Company has adopted only the disclosure requirements (see Note 10, "Stock Options").

     Newly Issued Accounting Standards -- During February 1997, the Financial Accounting Standards Board issued SFAS No. 128 (SFAS 128), Earnings Per Share. The statement establishes standards for computing and presenting earnings per share (EPS) and applies to publicly held common stock or potential common stock. The statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, Earnings Per Share (Opinion 15). It replaces presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. The Company implemented SFAS No. 128 in the fourth quarter of 1997.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes standards for reporting and the display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosures prescribed by SFAS 130 must be made beginning with the first quarter of fiscal 1999.

                           DECEMBER 31, 1997 AND 1996

     In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The company is in the process of reassessing current business segment reporting to determine if changes in reporting will be required in adopting this new standard. Any required disclosures prescribed by SFAS 131 will first be adopted in the Company's 1999 annual report.

     In February 1998, the FASB issued Statement No. 132, Employers Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). This statement establishes standards for footnote disclosure requirements relating to pension and other retiree benefits. The Company is currently in the process of reassessing current retiree benefit disclosures to determine if changes in footnote disclosure will be required in adopting this new standard. The new standard will not have a financial impact on the company. Any required disclosures prescribed by SFAS 132 will first be adopted in the Company's 1998 annual report.

     Reclassifications -- Certain reclassifications were made to the 1996 and 1995 accompanying consolidated financial statements to conform to the 1997 presentation.

 3. MORTGAGES RECEIVABLE, NET

     The Company provides financing to the purchasers of Vacation Intervals and Vacation Points which are collateralized by their interest in such Vacation Intervals and Vacation Points. The mortgages receivable generally bear interest at the time of issuance of between 12% and 17%, which remain fixed over the term of the loan, which typically averages seven to ten years. The mortgages receivable may be prepaid at any time without penalty. The weighted average rate of interest on outstanding mortgages receivable is 14.4% as of December 31, 1997.

     As of December 31, 1997, approximately 4.6% of the Company's consumer loans were considered by the Company to be delinquent (scheduled payment past due 60 or more days). In addition, the Company had commenced deed-in-lieu of foreclosure or foreclosure action on approximately 2.2% of its consumer loans as of December 31, 1997.

     At December 31, 1997 and 1996, approximately $5.8 million and $4.4 million, respectively, of mortgages receivable are non-interest bearing. These mortgages, which generally have a stated maturity of one to three years, have not been discounted as management has determined that the effect would not be material to the accompanying consolidated financial statements.

     Additionally, the Company has accrued interest receivable related to mortgages receivable of $4.1 million and $2.5 million at December 31, 1997 and 1996, respectively. The accrued interest receivable at December 31, 1997 and 1996 is net of an allowance for doubtful accounts of $1.0 million and $0.2 million, respectively, and is included in other receivables, net.

                           DECEMBER 31, 1997 AND 1996

     The following schedule reflects the scheduled principal maturities of mortgages receivable (amounts in thousands):

                  YEAR ENDING DECEMBER 31:
1998........................................................  $ 50,564
1999........................................................    46,367
2000........................................................    44,615
2001........................................................    43,907
2002........................................................    41,760
Thereafter..................................................   127,438
                                                              --------
Total principal maturities of mortgages receivable..........   354,651
Less allowance for doubtful accounts........................   (22,916)
                                                              --------
Net principal maturities of mortgages receivable............  $331,735
                                                              ========

     The activity in the mortgages receivable allowance for doubtful accounts is as follows (amounts in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
Balance, beginning of the period.........................  $17,328    $13,271
Decrease in allowance for purchased mortgages
  receivable.............................................     (718)      (400)
Increase in allowance for company acquired...............    1,265         --
Provision for mortgages receivable doubtful accounts.....    7,234      8,311
Receivables charged off..................................   (2,193)    (3,854)
                                                           -------    -------
          Balance, end of the period.....................  $22,916    $17,328
                                                           =======    =======

     The provision for doubtful accounts for 1997 includes $1,345,000 for other receivables.

 4. REAL ESTATE AND DEVELOPMENT COSTS

     Real estate and development costs and accumulated Vacation Interval and Vacation Point cost of sales consist of the following (amounts in thousands):

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1997         1996
                                                       ---------    ---------
Land.................................................  $  74,527    $  54,614
Development costs, excluding capitalized interest....    370,151      248,972
Capitalized interest.................................     20,050       13,276
                                                       ---------    ---------
          Total real estate and development costs....    464,728      316,862
Less accumulated Vacation Interval and Vacation Point
  cost of sales......................................   (242,809)    (171,372)
Less resort property valuation allowance.............     (2,620)      (2,620)
                                                       ---------    ---------
          Net real estate and development costs......  $ 219,299    $ 142,870
                                                       =========    =========

     As of December 31, 1997, the Company commenced sales of Vacation Intervals at certain properties, or phases of certain properties, that are expected to be completed during 1998. The estimated cost to complete the projects, or the specific phases of the projects, is approximately $20 million.

                           DECEMBER 31, 1997 AND 1996

 5. INTANGIBLE ASSETS

     Intangible assets and accumulated amortization consist of the following (amounts in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
Organizational costs.....................................  $ 2,569    $ 2,569
Start-up costs...........................................    1,933      2,433
Debt issuance costs......................................   15,257        933
Loan origination fees....................................    1,265      2,712
Financing fees...........................................    1,704      1,620
Goodwill.................................................   35,227         41
                                                           -------    -------
Total intangible assets..................................   57,955     10,308
Less accumulated amortization............................   (7,508)    (5,772)
                                                           -------    -------
  Net intangible assets..................................  $50,447    $ 4,536
                                                           =======    =======

     Amortization expense was $3.7 million, $3.5 million and $1.6 million in 1997, 1996 and 1995, respectively. In addition, $2.0 million of amortized intangibles were retired from the related asset and accumulated amortization accounts in 1997.

 6. NOTES PAYABLE

     Notes payable consists of the following at December 31 (amounts in thousands):

                                                                1997        1996
                                                              --------    --------
Revolving lines of credit not to exceed $241 million in the
aggregate (limited by eligible collateral), with interest
payable monthly at prime plus 2% to prime plus 3% (10.5% to
11.5% at December 31, 1997), payable in monthly installments of principal and interest equal to 100% of all proceeds of
the receivables collateral collected during the month but
not less than the accrued interest, with any remaining
principal due seven to ten years after the date of the last
advance related to mortgages receivable, collateralized by
specific mortgages receivable...............................  $ 62,676    $ 91,617
Revolving line of credit not to exceed $20 million,
collateralized by certain mortgages receivable with interest payable at prime plus 1.5% to prime plus 1.75% (10.0% to
10.25% at December 31, 1997) or LIBOR plus 4.25% (9.97% at
December 31, 1997), payable in monthly installments of
principal and interest equal to 100% of all proceeds of the
receivables collateral collected during the month but not
less than the accrued interest, with any remaining principal
from September 2000 to October 2003.........................    11,931      14,654
Revolving line of credit of $100.0 million and $40 million
during 1997 and 1996, respectively, with interest payable
monthly at LIBOR plus 2.75% (8.47% at December 31, 1997)
payable in monthly installments of principal and interest
equal to 100% of all proceeds of the receivables collateral
collected during the month but not less than the accrued
interest, with any remaining principal due June 1998........        --      37,226

                           DECEMBER 31, 1997 AND 1996

                                                                1997        1996
                                                              --------    --------
Construction loan payable not to exceed $47 million in the
aggregate, with monthly interest payable at prime plus 2%
(10.5% at December 31, 1997) principal payable with a
portion of the proceeds received on the sale of Vacation
Intervals, collateralized by specific land and unsold
interval inventory, due from January 1998 to April 2004.....     2,694      16,476
Mortgages receivable, sold with option to repurchase,
collateralized by certain mortgages receivable..............     4,823       6,281
Bonds payable, due April 2004 with interest at 7.75%,
payable from collections of mortgages receivable,
collateralized by mortgages receivable......................    11,572      17,460
Endpaper loan, due dates from December 2002 to June 2005
with interest at prime plus 1.25% (9.75% at December 31,
1997), payable from collections of mortgages receivable,
collateralized by mortgages receivable......................        --       5,259
Various acquisition notes payable with interest rates
ranging from 6.75% to 11.5% and due dates ranging from
January 1998 to February 2014, collateralized by certain
real property and proceeds from the sale of Vacation
Intervals...................................................        --       5,999
Noninterest bearing land loans payable from proceeds of
Vacation Intervals sold with final maturity of May 1999.....       433       3,995
Other notes payable.........................................     3,079      37,155
9.75% Senior Subordinated Notes with semi-annual interest
payments due April and October and principal due October
2007........................................................   200,000          --
5.75% Convertible Subordinated Notes with semi-annual
interest payments due January and July and principal due
January 2007................................................   138,000          --
                                                              --------    --------
Total notes payable.........................................  $435,208    $236,122
                                                              ========    ========

     On February 18, 1998, the Company consummated a $100.0 million Senior Bank Credit Facility (the "Credit Facility"). The Credit Facility has a variable borrowing rate based on the percentage of the Company's mortgages receivable pledged under such facility and the amount of funds advanced thereunder. The interest rate will vary between LIBOR plus 7/8% and LIBOR plus 1 3/8%, depending on the amount of advances against mortgages receivable. The Credit Facility has a three year term and contains covenants, representations and warranties and conditions to borrow on the funds.

     The Convertible Notes are convertible into Common Stock at any time prior to maturity, unless previously redeemed, at a conversion price of $30.417 per share, subject to adjustment under certain events.

     At December 31, 1997, under the terms of the revolving lines of credit agreements, the Company may typically borrow from 85% to 90% of the balances of the pledged mortgages receivable. A total of approximately $199 million is available under these certain agreements.

     The loans contain certain covenants, the most restrictive of which require certain of the consolidated entities to maintain a minimum net worth and require certain expenses to not exceed certain percentages of sales. At December 31, 1997, the Company was in compliance with all covenants.

                           DECEMBER 31, 1997 AND 1996

     Dividends are restricted by certain of the Company's debt agreements which require tangible net worth of at least $140 million.

     The expected maturities of the remaining long-term debt are as follows (amounts in thousands):

    DUE IN FISCAL YEAR
    ------------------
  1998.....................        $ 29,537
  1999.....................          28,794
  2000.....................          18,108
  2001.....................          11,503
  2002.....................           9,223
  2003 and thereafter......         338,043
                                   --------
                                   $435,208
                                   ========

 7. RELATED PARTY TRANSACTIONS

     At December 31, 1997 and 1996, respectively, the Company, had accrued $7.0 million and $4.4 million as a receivable from various homeowners' associations at its resorts. At December 31, 1997 and 1996, respectively, the Company had accrued $1.0 million and $1.6 million as a payable to the homeowners' associations at its resorts. The Company generally accrues receivables from homeowners' associations for management fees and certain other expenses. Payables to the homeowners' associations consist primarily of maintenance fees for units owned by the Company. All of these amounts are classified as due from and due to related parties in the accompanying consolidated balance sheets.

     As of December 31, 1997, the Company had accounts receivable and notes receivable of $2.7 million and $11.8 million, respectively, from the Company's joint ventures in Poipu Point, Hawaii, Kaanapali, Hawaii and St. John, U.S. Virgin Islands. As of December 31, 1996, these accounts receivable and notes receivable balances were $0.3 million and $2.0 million, respectively. The accounts receivable relate to certain reimbursable operating and development expenses. The notes receivable represent loans made to the projects for start-up and development activities.

 8. COMMITMENTS AND CONTINGENCIES

     The Company is currently subject to litigation and claims regarding employment, tort, contract, construction, and commission disputes, among others. In the judgment of management, none of such litigation or claims against the Company is likely to have a material adverse effect on the Company's financial statements or its business.

     The Company owns a partnership interest in the Embassy Vacation Resort at Poipu Point, Koloa, Kauai, Hawaii. Under the terms of the partnership agreement, the Company could be required to purchase the other partner's interest. At December 31, 1997, the Company does not believe that the events requiring such purchase are likely to occur.

 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                           DECEMBER 31, 1997 AND 1996

     Mortgages receivable: The carrying amount reported in the balance sheet for mortgages receivable approximates its fair value because the weighted average interest rate on the portfolio of mortgages receivable approximates current interest rates to be received on similar current mortgages receivable.

     Notes payable: The carrying amount reported in the balance sheet for notes payable approximates its fair value because the interest rates on these instruments approximate current interest rates charged on similar current borrowings.

10. STOCK OPTIONS

     The Company issued 1,054,500 and 2,653,500 stock options during 1997 and 1996, respectively. The Company accounts for these options under APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. Under SFAS 123, the Company's net income would have been $16.9 million and basic and diluted earnings per share would have been, $0.48 and $0.47, respectively, on an unaudited pro forma basis for the year ended December 31, 1997. The Company's unaudited, pro forma net income would have been $1.6 million, and basic and diluted unaudited earnings per share would have been $0.06 on an unaudited pro forma basis for the year ended December 31, 1996. SFAS 123 would not have affected the Company's net income and earnings per share for the year ended December 31, 1995. A summary of the Company's stock options for the years ended December 31, 1997 and 1996 is presented in the following table:

                                             1997                             1996
                                 -----------------------------    -----------------------------
                                              WEIGHTED AVERAGE                 WEIGHTED AVERAGE
                                  OPTIONS      EXERCISE PRICE      OPTIONS      EXERCISE PRICE
                                 ----------   ----------------    ----------   ----------------
Outstanding options, beginning
  of year......................   2,653,500        $10.29                 --
Granted........................   1,054,500         23.99          2,653,500        $10.29
Exercised......................    (250,180)         9.33                 --            --
Forfeited......................    (168,413)        16.42                 --            --
Expired........................          --            --                 --            --
                                 ----------        ------         ----------        ------
Outstanding options, end of
  year.........................   3,289,407        $14.45          2,653,500        $10.29
Exercisable at end of year.....     817,528        $10.50                522        $10.18
                                 ==========        ======         ==========        ======
Weighted average fair value of
  options granted..............  $     5.32                       $     4.23

     All stock options issued by the Company were issued to employees at fair market value on the grant date. The options range from 3 to 5 years for full maturity and the exercise prices range from $8.00 to $28.25.

     The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.0%, expected dividend yield of zero, expected volatility of 35%, and expected lives of 4.1 years in 1997 and 5 years in 1996.

     Options to purchase an aggregate of 2,653,500 shares of Common stock were granted to directors, executive officers and other employees of the Company in 1996 and were outstanding on January 1, 1997. The number of options granted exceeded the limit of 2,625,000 shares approved under the 1996 Equity Participation Plan by 28,500 shares. The options that were granted in excess of the limit were granted subject to the approval of the Company's stockholders of an amendment to such plan increasing the number of shares of Common stock reserved for issuance thereunder from 2,625,000 shares to 3,750,000 shares.

     On May 16, 1997, shareholders approved a new limit of 3,750,000 total shares reserved for issuance under the Company's 1996 Equity Participation Plan. As of December 31, 1997 the number of shares available for option grants was 460,593 under the plan.

                           DECEMBER 31, 1997 AND 1996

11. EMPLOYEE BENEFIT PLANS

     The Company has established the Signature Resorts, Inc. Employee Stock Purchase Plan to assist eligible employees to acquire stock ownership in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to meet the requirements of an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended, and generally allows eligible employees to purchase common stock at 85% of fair market value, subject to dollar limitations. The Company has reserved a maximum of 750,000 shares of Common Stock for issuance pursuant to the Employee Stock Purchase Plan. As of December 31, 1997 and 1996, an aggregate of 2,482 and no shares, respectively, had been issued pursuant to the Employee Stock Purchase Plan.

     The Company also has established a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code of 1986, as amended. Subject to certain limitations, the 401(k) Plan allows participating employees to defer up to 10% of their eligible compensation on a pre-tax basis. Although the 401(k) Plan allows the Company to make discretionary matching contributions of up to 50% of employee contributions, the Company did not make any such matching contributions during 1997 or 1996.

12. INCOME TAXES

     Prior to August 20, 1996, the Entities were taxed either as a corporation at the corporate level, as an S corporation taxable at the shareholder level, or as a partnership taxable at the partner level. In addition, PRG entities were taxed as a corporation at the corporate level or as a partnership at the partner level. Accordingly, the table below summarizes the unaudited pro forma provision for income taxes that would have been reported had the Company been treated as a C corporation rather than as individual limited partnerships and limited liability companies for federal income tax purposes for the years ended December 31, 1996 and 1995. AVCOM's and LSI's actual deferred income taxes and provision for income taxes are included in the pro forma schedules and 1996 actual schedule on the next page. The Company's actual income tax provision is presented for the periods subsequent to August 20, 1996.

                                                           YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1997      1996         1996           1995
                                               -------   -------   ------------   ------------
                                                                   (PRO FORMA)    (PRO FORMA)
                                                                   (UNAUDITED)    (UNAUDITED)
                                                           (AMOUNTS IN THOUSANDS)
Current:
  Federal....................................  $ 2,194   $ 2,785     $ 4,990        $ 5,654
  State......................................      461       481         846            711
  Foreign....................................    2,533     1,240       1,233          1,645
                                               -------   -------     -------        -------
Total current provision for income taxes.....    5,188     4,506       7,069          8,010
                                               -------   -------     -------        -------
Deferred:
  Federal....................................   16,125    (7,182)     (3,675)         1,363
  State......................................    1,843    (1,393)       (809)           594
  Foreign....................................       --       (36)        (36)            42
                                               -------   -------     -------        -------
Total deferred provision (benefit) for income
  taxes......................................   17,968    (8,611)     (4,520)         1,999
                                               -------   -------     -------        -------
Provision (benefit) for income taxes.........  $23,156   $(4,105)    $ 2,549        $10,009
                                               =======   =======     =======        =======

                           DECEMBER 31, 1997 AND 1996

     The reconciliation between the statutory provision for income taxes and the actual provision (benefit) for income taxes is shown as follows (amounts in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------
                                          1997       1996          1996            1995
                                         -------    -------    ------------    ------------
                                                               (PRO FORMA)     (PRO FORMA)
                                                               (UNAUDITED)     (UNAUDITED)
Income tax at U.S. federal statutory
  rate...............................    $15,205    $ 2,357       $2,357         $ 8,862
State tax, net of federal benefit....      1,738        163          163           1,037
Difference in foreign tax rates......       (994)       (34)         (34)            (56)
Write-off of receivable from related
  party..............................         --     (1,478)          --              --
Non-deductible expenses..............      3,192        598           63             166
Deferred income taxes recorded upon
  acquisition of previously
  non-taxable entities...............      5,960         --           --              --
Other................................       (895)        --           --              --
Non-taxable income from entities.....     (1,050)    (5,711)          --              --
                                         -------    -------       ------         -------
  Provision (benefit) for income
     taxes...........................    $23,156    $(4,105)      $2,549         $10,009
                                         =======    =======       ======         =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax liabilities were as follows (amounts in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Deferred tax assets:
  Allowance for doubtful accounts...........................  $  8,867    $  5,659
  Fixed assets and inventory................................     1,305       3,389
  Accrued expenses..........................................     4,152       2,386
  Adjustment to basis of partnership property...............     3,474          --
  Net operating loss carryover..............................    29,439      15,763
  Capital loss carryover....................................       367          --
  Federal benefit of state deferred tax.....................        --          --
  Foreign tax credit carryover..............................        62         332
  Minimum tax credit carryover..............................     5,776       1,629
                                                              --------    --------
          Total gross deferred tax assets...................    53,442    $ 29,158
                                                              --------    --------
Valuation Allowance.........................................    (2,367)         --
                                                              --------    --------
          Total net deferred tax asset......................  $ 51,075    $ 29,158
                                                              --------    --------
Deferred tax liabilities:
  Installment sales.........................................   (73,818)    (27,191)
  Percentage of completion..................................      (160)     (4,370)
  Other.....................................................      (849)       (856)
                                                              --------    --------
          Total deferred tax liabilities....................  $(74,827)   $(32,417)
                                                              --------    --------
     Net deferred taxes.....................................  $(23,752)   $ (3,259)
                                                              ========    ========

     At December 31, 1997, the Company has available approximately $79 million of unused net operating loss carryforwards (the "NOLs") that may be applied against future taxable income. These NOLs expire on various dates from 2004 through 2012.

                           DECEMBER 31, 1997 AND 1996

     During the fourth quarter of 1997, the Company changed its estimate regarding its tax provision by $6.0 million or $0.17 per share to reflect the tax effects of certain acquired entities, primarily PRG, that were either previously non-taxable or were taxed in foreign jurisdictions.

13. SUBSEQUENT EVENTS

     On February 3, 1998, the Company acquired 100% of the capital stock of MMG Holding Corp., MMG Development Corp. and certain affiliated companies for approximately $26.5 million, comprised of $18.5 million in cash and the assumption of approximately $8.0 million of debt. The acquired assets include MMG's approximately $6.6 million mortgages receivable portfolio. MMG is an Orlando, Florida based developer, operator and manager of vacation ownership resorts, with sales or management operations at six resorts. In addition, on February 18, 1998, the Company consummated MMG's commitment to purchase an additional resort in Gatlinburg, Tennessee. The Company will account for the acquisition using the purchase method of accounting for business combinations.

     In January 1998, the Company acquired the Westin Carambola Beach Resort (the "Carambola Beach Resort") on the island of St. Croix, United States Virgin Islands for a cash purchase price of $13 million. The Carambola Beach Resort contains 156 one-bedroom suites and one two-bedroom suite. The Company will account for the acquisition using the purchase method of accounting for business combinations.

     In January 1998, the Company announced that it and Westin Hotels & Resorts ("Westin") modified their existing joint development agreement to make the relationship non-exclusive between the parties. Under their modified relationship, the Company and Westin each will be free to independently pursue all vacation ownership development opportunities. Under the parties' prior exclusive agreement, the Company and Westin each were restricted from developing four and five star vacation ownership resorts with third parties. The Company and Westin, however, will continue to jointly own and operate the Westin Vacation Club St. John located in the U.S. Virgin Islands. As part of the modification, the Company's and Westin's representatives no longer serve on the other's board of directors.

14. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one industry segment, which includes the development, acquisition, marketing, sales, financing and management of vacation ownership resorts. The Company's areas of operation outside of the United States include Mexico, Canada, Netherlands Antilles, United Kingdom, Spain, Austria and France. The Company's customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of the Company's sales.

                           DECEMBER 31, 1997 AND 1996

     Information about the Company's operations in different geographic locations is shown below (amounts in thousands):

                                                    UNITED STATES    FOREIGN     TOTAL
                                                    -------------    -------    --------
1997
  Total revenues..................................    $270,296       $67,397    $337,693
  Income before provision for income taxes........      31,177        12,267      43,444
  Identifiable assets.............................     701,509        59,636     761,145

1996
  Total revenues..................................    $179,003       $40,844    $219,847
  Income before provision for income taxes........         356         6,573       6,929
  Identifiable assets.............................     412,339        33,545     445,884

1995
  Total revenues..................................    $138,925       $29,393    $168,318
  Income before provision for income taxes........      18,162         7,157      25,319
  Identifiable Assets.............................     267,162        28,609     295,771

NOTE 15. ACQUISITIONS

     On October 10, 1997, the Company consummated its acquisition (the "Marc Acquisition") of Hawaii-based Marc Hotels & Resorts, Inc. ("Marc Resorts"), acquiring 100% of the capital stock of Marc Resorts for 212,717 newly issued shares of the Company's Common Stock. Marc Resorts is a Hawaiian hospitality management company and operator of hotels, resort condominiums and all-suite resorts with 22 managed resort locations on Hawaii's five major islands. The Company accounted for the Marc Acquisition using the purchase method of accounting for business combinations.

     On November 7, 1997, the Company consummated its acquisition of 100% of the capital stock of Vacation Internationale, Ltd. ("VI") and its subsidiaries for approximately $24.3 million, comprised of $8.0 million in cash and promissory notes and the assumption of approximately $16.3 million of long-term indebtedness (the "VI Acquisition"). VI is a Bellevue, Washington based developer and operator of vacation ownership resorts. VI's vacation time share program includes 21 resort locations in the Western United States, Hawaii, Mexico and Canada. The Company accounted for the VI Acquisition using the purchase method of accounting for business combinations.

     On November 14, 1997, a partnership of which the Company is a managing general partner consummated its acquisition of the Embassy Suites Resort at Kaanapali Beach, Maui, Hawaii for approximately $78 million. The acquiring entity is a partnership formed by a wholly-owned subsidiary of the Company (as the managing general partner), the Whitehall Street Real Estate Limited Partnership VII and Apollo Real Estate Advisors, L.P. The Company's subsidiary owns a 24% partnership interest in the acquiring entity. The Company accounts for this investment under the equity method of accounting.

     On December 5, 1997, the Company consummated its acquisition of the European vacation ownership business of Global Development Ltd. ("Global") and certain of its affiliated companies through an asset purchase for cash consideration of approximately $18 million. Global has 13 resort locations in Europe. The Company assumed no long-term debt as part of this transaction, but assumed approximately $7.0 million in liabilities and acquired assets valued at approximately $15.8 million. The Company accounted for the asset purchase using the purchase method of accounting.

                           DECEMBER 31, 1997 AND 1996

     Assets acquired and liabilities assumed in connection with the Company's acquisitions are as follows (amounts in thousands):

Assets acquired in acquisitions:
  Cash in escrow............................................  $   857
  Mortgages receivable, net.................................   14,509
  Due from related parties..................................    1,175
  Other receivables, net....................................    2,719
  Prepaid expenses and other................................      377
  Real estate and development costs.........................   10,834
  Property and equipment, net...............................    3,202
  Goodwill in conjunction with acquisitions.................   35,186
                                                              -------
          Total assets acquired in acquisitions.............  $68,859
                                                              =======
Liabilities assumed in acquisitions:
  Accounts payable..........................................  $ 8,666
  Accrued liabilities.......................................   21,359
  Due to related parties....................................       12
  Deferred income taxes.....................................    1,012
  Notes payable.............................................      227
  Cumulative translation adjustments........................      277
                                                              -------
          Total liabilities assumed in acquisitions.........  $31,553
                                                              =======

     The following tables sets forth certain unaudited pro forma information for the Company's acquisitions as if they had occurred as of the beginning of 1997 and 1996 (amounts in thousands, except per share amounts):

                                                         PRO FORMA
                                            ACTUAL      ADJUSTMENTS       TOTAL
                                           ---------    -----------    -----------
                                                        (UNAUDITED)    (UNAUDITED)
Year ended December 31, 1997
  Total revenues.........................  $337,693      $ 53,094       $390,787
  Net Income.............................    19,522        (2,951)        16,571
  Basic EPS..............................  $   0.55                     $   0.47
  Diluted EPS............................  $   0.54                         0.46
Year ended December 31, 1996
  Total revenues.........................  $219,847      $ 74,014       $293,861
  Net Income.............................    11,034           261         11,295
  Basic EPS..............................  $   0.41                     $   0.41
  Diluted EPS............................  $   0.40                         0.41

                           DECEMBER 31, 1997 AND 1996

NOTE 16. EARNINGS PER SHARE

     Basic earnings per share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for each of the three years in the period ended December 31, 1997.

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
                                                            (AMOUNT IN THOUSANDS)
Net income............................................  $19,522    $11,034    $21,299
                                                        =======    =======    =======
Net income available to common stockholders after
  assumed conversion of dilutive securities(a)........  $19,522    $11,034    $21,299
                                                        =======    =======    =======
Weighted average number of common shares used in basic
EPS...................................................   35,373     27,232     23,955
Effect of dilutive stock options......................      807        408         --
                                                        -------    -------    -------
Weighted average number of common shares and dilutive
  potential common shares used in diluted EPS(a)......   36,180     27,640     23,955
                                                        =======    =======    =======

     (a) The potential effect on net income and on common stock shares related to the Convertible Notes have not been included in the calculation of net income or weighted average number of common shares and dilutive potential common shares outstanding used in diluted EPS because the effect would be anti-dilutive.