Form 10-K405/A
period 1997-12-31
SIGNATURE RESORTS INC
filed 1998-04-06
CIK 1016577

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

(MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sales price of the Common Stock on March 27, 1998 as reported on the New York Stock Exchange, was approximately $555 million. At March 27, 1998 there were 35,880,507 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

================================================================================

     Item 7 of the Company's Annual Report for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998 (the "10-K") is hereby amended and restated in its entirety as follows. Capitalized terms used herein without definition shall have the meanings ascribed to such terms in the 10-K.

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

                                                                 YEAR ENDED DECEMBER 31,
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

     Vacation Points sales during 1997 increased 66% to $41.1 million from $24.7 million in 1996. The number of Vacation Points sold in 1997 increased 46%, to 194,055, from 132,878 in 1996, while the average price per Vacation Point sold increased 15% to $213 from $186 in 1996. The increase in the number of Vacation Points sold in 1997 is the result of a 30% increase in Vacation Points sold in LSI, along with the addition of Vacation Points sales by VI, which was acquired in November 1997, and the Global Group, which was acquired in December 1997.

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

Dated: April 6, 1998