Form 10-Q
period 1998-03-31
SIGNATURE RESORTS INC
filed 1998-05-15
CIK 1016577

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

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM --------------- TO ---------------

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

     Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share as of May 1, 1998, 35,884,679.

================================================================================

                            SIGNATURE RESORTS, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
                      PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated statements of income for the three months ended
         March 31, 1998 and March 31, 1997...........................    2
         Consolidated balance sheets as of March 31, 1998 and
         December 31, 1997...........................................    3
         Consolidated statements of cash flows for three months ended
         March 31, 1998 and March 31, 1997...........................    4
         Notes to the consolidated financial statements..............    5

         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................    8

                        PART II.  OTHER INFORMATION
Item 6.  Exhibits and reports on Form 8-K............................   11
         Signatures..................................................   12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SIGNATURE RESORTS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
       (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
REVENUES:
Vacation ownership sales....................................  $   71,487    $   60,385
Interest income.............................................      12,075         8,514
Other income................................................       6,187         2,996
                                                              ----------    ----------
          Total revenues....................................      89,749        71,895
                                                              ----------    ----------
COSTS AND OPERATING EXPENSES:
  Vacation ownership cost of sales..........................      17,456        16,200
  Advertising, sales and marketing..........................      33,727        27,044
  Loan portfolio:
     Interest expense -- treasury...........................       2,218         4,100
     Other expenses.........................................       1,116         1,429
     Provision for doubtful accounts........................       2,300         2,190
  General and administrative................................      12,191        10,258
  Depreciation and amortization.............................       2,163         1,159
  Merger and acquisition costs..............................          --         1,693
                                                              ----------    ----------
          Total costs and operating expenses................      71,171        64,073
                                                              ----------    ----------
  Income from operations....................................      18,578         7,822
  Interest expense -- other (net of capitalized interest of
     $1,653 and $494 at March 31, 1998 and 1997,
     respectively)..........................................       6,882         1,344
  Equity (gain) loss on investment in joint ventures........        (241)           70
  Minority interest in income of consolidated limited
     partnership............................................          --            24
                                                              ----------    ----------
  Income before provision for income taxes..................      11,937         6,384
  Provision for income taxes................................       4,656         2,511
                                                              ----------    ----------
  Net income................................................  $    7,281    $    3,873
                                                              ==========    ==========
EARNINGS PER SHARE:
  Basic.....................................................  $     0.20    $     0.11
  Diluted...................................................  $     0.20    $     0.11
  Weighted average number of common shares outstanding......  35,875,000    34,697,000
  Weighted average number of common and potentially dilutive
     common shares outstanding..............................  36,665,000    35,435,000

  The accompanying notes are an integral part of these consolidated financial statements.

                            SIGNATURE RESORTS, INC.

                          CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                               MARCH 31,      DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                                                              (UNAUDITED)
                                          ASSETS
Cash and cash equivalents...................................    $ 28,952        $ 38,487
Cash in escrow..............................................      11,960           9,485
Mortgages receivable, net of an allowance of $23,977 and
  $22,916 at March 31, 1998 and December 31, 1997,
  respectively..............................................     354,412         331,735
Due from related parties....................................      28,195          25,576
Other receivables, net......................................      22,474          17,669
Income tax refund receivable................................          --           4,719
Prepaid expenses and other assets...........................      19,666          13,047
Investments in joint ventures...............................      15,898          15,657
Real estate and development costs...........................     258,255         219,299
Property and equipment, net.................................      43,643          35,024
Intangible assets, net......................................      75,697          50,447
                                                                --------        --------
          Total assets......................................    $859,152        $761,145
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................    $ 13,168        $ 25,196
Accrued liabilities.........................................      72,913          68,047
Due to related parties......................................       1,336           1,032
Income taxes payable........................................          22              --
Deferred taxes..............................................      23,752          23,752
Notes payable...............................................     532,792         435,208
                                                                --------        --------
          Total liabilities.................................    $643,983        $553,235
                                                                --------        --------
Stockholders' equity:
  Preferred stock (25,000,000 shares authorized and none
     issued or outstanding).................................          --              --
  Common stock ($0.01 par value, 50,000,000 shares
     authorized and 35,884,679 and 35,875,287 outstanding at
     March 31, 1998 and December 31, 1997, respectively)....         359             359
  Additional paid-in capital................................     163,150         162,969
  Retained earnings.........................................      51,078          43,797
  Cumulative translation adjustments........................         582             785
                                                                --------        --------
          Total stockholders' equity........................     215,169         207,910
                                                                --------        --------
          Total liabilities and stockholders' equity........    $859,152        $761,145
                                                                ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            SIGNATURE RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
OPERATING ACTIVITIES:
Net income..................................................  $  7,281    $  3,873
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization.............................     2,163       1,159
  Provision for doubtful accounts...........................     2,300       2,190
  Equity (gain) loss on investment in joint ventures........      (241)         70
  Minority interest in income of consolidated limited
     partnership............................................        --          24
Changes in operating assets and liabilities:
  Cash in escrow............................................    (2,469)     (1,232)
  Due from related parties..................................    (2,619)       (772)
  Prepaid expenses and other assets.........................    (6,619)      5,053
  Real estate and development costs.........................   (38,102)    (11,374)
  Other receivables, net....................................    (4,335)      4,093
  Accounts payable and accrued liabilities..................    (2,807)    (12,645)
  Income taxes..............................................     4,398         679
  Deferred income taxes.....................................        --          (8)
  Due to related parties....................................       304        (938)
                                                              --------    --------
Net cash used in operating activities.......................   (40,746)     (9,828)
                                                              --------    --------
INVESTING ACTIVITIES:
  Cash paid for acquisition of subsidiaries.................   (18,850)         --
  Property and equipment....................................    (8,697)     (3,186)
  Intangible assets.........................................    (5,677)        465
  Mortgages receivable......................................   (17,866)    (20,291)
                                                              --------    --------
Net cash used in investing activities.......................   (51,090)    (23,012)
                                                              --------    --------
FINANCING ACTIVITIES:
  Proceeds from notes payable...............................    97,826      18,083
  Payments on notes payable.................................   (15,503)    (74,679)
  Proceeds from convertible notes, net of debt issuance
     costs..................................................        --     133,645
  Proceeds from equity offerings............................        --      53,238
  Other.....................................................       181         111
                                                              --------    --------
Net cash provided by financing activities...................    82,504     130,398
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........    (9,332)     97,558
Effect of exchange rates on cash and cash equivalents.......      (203)       (251)
Cash and cash equivalents, beginning of period..............    38,487      20,757
                                                              --------    --------
Cash and cash equivalents, end of period....................  $ 28,952    $118,064
                                                              ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest......................................  $  7,260    $  1,767
Cash paid for taxes.........................................  $    258    $  1,840

  The accompanying notes are an integral part of these consolidated financial statements.

                            SIGNATURE RESORTS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BACKGROUND

     Signature Resorts, Inc. and its wholly-owned subsidiaries (the "Company") generate revenues from the sale and financing of vacation ownership interests in its resorts, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year, in perpetuity ("Vacation Intervals"). The Company's principal operations consist of (i) acquiring, developing and operating vacation ownership resort locations, (ii) marketing and selling Vacation Intervals in certain of its resorts, (iii) marketing and selling vacation points at certain of its resort locations which may be redeemed for occupancy rights at participating resorts ("Vacation Points"), and (iv) providing consumer financing to individual purchasers of Vacation Intervals and Vacation Points at its North American resorts. The Company also provides resort management and maintenance services at its resorts for which it receives fees paid by the resorts' homeowners' associations.

     In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 -- COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes new standards for the reporting and display of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Adoption of this Statement had no impact on the Company's consolidated financial position, results of operations or cash flows. The reconciliation of net income to comprehensive net income is as follows (amounts in thousands):

                                                              THREE MONTHS ENDED,
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Net income..................................................   $7,281      $3,873
Foreign currency translation adjustments....................     (203)       (251)
                                                               ------      ------
          Total comprehensive income........................   $7,078      $3,622
                                                               ======      ======

NOTE 3 -- EARNINGS PER SHARE

     Basic earnings per share were calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share were calculated by dividing the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued and would have been dilutive to

                            SIGNATURE RESORTS, INC.

earnings. The following table reconciles the number of shares utilized in the earnings per share calculations for the three months ended March 31, 1998 and 1997 (amounts in thousands):

                                                              THREE MONTHS ENDED,
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Net income..................................................   $7,281      $3,873
                                                               ======      ======
Net income available to common stockholders after assumed
  conversion of dilutive securities (a).....................   $7,281      $3,873
                                                               ======      ======
Weighted average number of common shares used in basic
  EPS.......................................................   35,875      34,697
Effect of dilutive stock options............................      790         738
                                                               ------      ------
Weighted average number of common shares and dilutive
  potential common shares used in diluted EPS (a)...........   36,665      35,435
                                                               ======      ======

---------------
(a) The potential effect on net income and on common stock shares related to the 5.75% Convertible Subordinated Notes due 2007 have not been included in the calculation of net income or weighted average number of common shares and dilutive potential common shares outstanding used in diluted EPS because the effect would be anti-dilutive.

NOTE 4 -- SECURITIZATION AND NOTE OFFERINGS

     The Company is finalizing negotiations and expects to complete a $100 million private placement securitization during the second quarter of 1998. Of the total, $50 million has been pre-committed. The Company expects to convey the mortgages receivable to a bankruptcy remote subsidiary, which would issue the securitized notes (the "Securitized Notes"). The Securitized Notes would be nonrecourse to the Company. The securitization is expected to be treated as a financing transaction for accounting purposes. The mortgages receivable and the Securitized Notes will remain on the Company's balance sheet and no gain or loss would be recognized on the Securitized Notes transaction.

     On April 15, 1998, the Company completed its offering (the "Senior Notes Offering") of $140.0 million aggregate principal amount of its 9 1/4% Senior Notes due 2006 (the "Senior Notes") at a price of 100% of the principal amount. After deducting discounts and commissions, the net proceeds to the Company were $136.2 million.

NOTE 5 -- ACQUISITIONS

     During the first quarter of 1998, the Company acquired the 105 unit Homewood Suites, located in Santa Fe, New Mexico, the 58 unit Club Mougins resort located near Cannes, France and ten units at the Sunset View resort in Tenerife, Canary Islands in individual transactions with an aggregate purchase price of approximately $21.6 million. The Company will operate the Santa Fe resort under its Sunterra Resorts brand, and will include the Cannes and Tenerife resorts in its European Grand Vacation Club. The Company intends to begin vacation ownership sales at each of these newly acquired resorts during the second quarter of 1998.

     On January 26, 1998, the Company acquired the Westin Carambola Beach Resort (the "Carambola Beach Resort") on the island of St. Croix, United States Virgin Islands for a cash purchase price of approximately $13 million. The Carambola Beach Resort contains 156 one-bedroom suites and one two-bedroom suite.

     On February 3, 1998, the Company acquired 100% of the capital stock of MMG Holding Corp., MMG Development Corp. and certain affiliated companies ("MMG") for approximately $26.5 million, comprised of $18.5 million in cash and the assumption of approximately $8.0 million of indebtedness. The acquired assets

                            SIGNATURE RESORTS, INC.

include MMG's approximately $6.6 million mortgages receivable portfolio. MMG is an Orlando, Florida based developer, operator and manager of vacation ownership resorts, with sales or management operations at six resorts in Orlando, Ft. Lauderdale and Deerfield Beach, Florida, Banner Elk, North Carolina, and Gatlinburg and Pigeon Forge, Tennessee. In addition, on February 18, 1998, the Company consummated MMG's commitment to purchase an additional resort in Gatlinburg, Tennessee. The Company has accounted for this acquisition using the purchase method of accounting for business combinations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 1998 to the three months ended March 31, 1997.

     Total revenues for the three months ended March 31, 1998 were $89.7 million compared with $71.9 million in 1997, an increase of $17.8 million, or 25%. Vacation ownership revenues increased 18% to $71.5 million from $60.4 million. The increase in vacation ownership revenues reflects increased sales activities at certain of the Company's resorts, as well as the recording of Vacation Points sales at the Company's Vacation Internationale ("VI") and Global Development Ltd.'s ("Global") points-based vacation clubs, both of which were acquired in the fourth quarter of 1997, and the recording of Vacation Interval sales at MMG Development Corp. ("MMG"), which was acquired in February 1998.

     Interest income increased 42% to $12.1 million from $8.5 million, reflecting a 52% increase in mortgages receivable, net, to $354.4 million from $233.6 million in the comparable period in 1997. Other income increased 107% to $6.2 million from $3.0 million, reflecting a significant increase in resort management fees due to a larger number of resorts under management. At March 31, 1998, the Company managed 85 resorts, including those acquired in the VI, Global and MMG acquisitions, compared with 28 in the prior year quarter. Other income includes rental income, commissions on the sale of European receivables, and interest income from short-term investments.

     As a percentage of total revenues, total costs and operating expenses, excluding merger costs, improved to 79% during the quarter from 87% during the prior year quarter. The overall improvement in margins reflects increased economies of scale, higher-margin sales to current owner families, improving operations at acquired companies and locations, and a shift in product mix to lower cost resorts. Total costs and operating expenses, excluding merger costs, increased 14% to $71.2 million from $62.4 million reported for the three-month period ending March 31, 1997.

     As a percentage of vacation ownership sales, vacation ownership cost of sales improved to 24.4% during the quarter from 26.8% in the comparable period in 1997, due to strong sales in Europe where acquisition costs have been favorable, and to lower product costs at the resorts added from the acquisition of AVCOM International, Inc. in 1997. Vacation ownership cost of sales increased 8% to $17.5 million in 1998 from $16.2 million in 1997.

     Advertising, sales and marketing expenses increased 25% to $33.7 million during the first quarter of 1998 from $27.0 million in the comparable period in 1997. As a percentage of vacation ownership sales, advertising, sales and marketing expenses increased to 47.2% from 44.8%, due to higher marketing expenses incurred to increase sales at the Company's recently acquired VI subsidiary. In addition, the Company is building infrastructure in offsite sales centers in the U.S. and Europe, the costs of which were expensed during the first quarter of 1998, as well as other marketing initiatives to support the transition to a points-based club product.

     Interest expense-treasury improved to $2.2 million during the quarter, or 2.5% of total revenues, from $4.1 million, or 5.7% in the prior year quarter, reflecting the Company's financing of mortgages receivable with the proceeds of securities offerings and borrowings under its bank credit facilities. Interest expense relating to these offerings is classified as interest expense -- other. Other loan portfolio expenses decreased to $1.1 million from $1.4 million.

     The provision for doubtful accounts increased $0.1 million to $2.3 million during the quarter from $2.2 million in the comparable period in 1997. The allowance for doubtful accounts as a percentage of gross mortgages receivable decreased to 6.3% at March 31, 1998, compared with 6.5% at year end and 7.3% at March 31, 1997. As of March 31, 1998, approximately 4.7% of the Company's consumer loans were delinquent (scheduled payment past due by 60 days or more), compared with 4.6% at year-end and March 31, 1997. In addition, the Company had commenced deed-in-lieu of foreclosure action on approximately 2.2% of its consumer loans as of March 31, 1998, compared with 2.2% at both year-end and March 31, 1997.

     As a percentage of total revenues, general and administrative expenses decreased to 13.6% in the first quarter of 1998 from 14.3% in the prior year quarter. General and administrative expenses increased 18% to

$12.2 million during the quarter from $10.3 million in the comparable period in 1997. The increase in general and administrative expenses was the result of increased overhead due to the acquisition of additional resorts, offset to some extent by improvements resulting from increased efficiencies.

     Depreciation and amortization increased $1.0 million, or 83%, to $2.2 million in the first quarter of 1998 from $1.2 million in the first quarter of 1997. As a percentage of revenues, depreciation and amortization increased to 2.4% for the first quarter of 1998 from 1.6% for the comparable period in 1997. The increase in account activity was driven by the amortization of goodwill associated with the Company's purchases of VI, Global, Marc Hotels & Resorts and MMG, and depreciation expense on capital expenditures.

     Interest expense-other, reported net of capitalized interest of $1.7 million and $0.5 million at March 31, 1998 and 1997, respectively, increased $5.6 million, or 431%, to $6.9 million for the first quarter of 1998 from $1.3 million in the comparable period in 1997. The increase was due primarily to increases in debt from public securities offerings and borrowings under its bank credit facilities.

     Excluding merger costs of $1.7 million in 1997 ($1.0 million net of taxes), income before provision for income taxes increased 47% to $11.9 million during the first quarter of 1998 from $8.1 million in the comparable period in 1997. The Company's income tax rate was 39% for both periods, resulting in net income of $7.3 million and $4.9 million for the periods ending March 31, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash for operations from the sale of vacation ownership interests, the financing of the sales of vacation ownership interests, the rental of unsold vacation ownership interests, and the receipt of management fees. With respect to the sale of vacation ownership interests, the Company generates cash from (i) the cash sale of vacation ownership interests, (ii) the receipt of down payments from financing customers' sales, and (iii) the financing of mortgages receivable ranging from 85% to 90% of the customer financed amount. The Company generates cash from the financing of vacation ownership interests from the interest charged on mortgages receivable, which averaged approximately 14.5% for the quarter ended March 31, 1998.

     During the first quarter of 1998, the Company entered into a $117.5 million Senior Bank Credit Facility (the "Senior Credit Facility"). The Senior Credit Facility has a variable borrowing rate based on the percentage of the Company's mortgages receivable pledged under such facility and the amount of funds advanced thereunder. The interest rate will vary between LIBOR plus 7/8% and LIBOR plus 1 3/8%, depending on the amount advanced against mortgages receivable. The Senior Credit Facility has a three-year term and contains customary covenants, representations and warranties and conditions to borrow. As of March 31, 1998, the Company had borrowed $97 million on the Senior Credit Facility. Subsequent to March 31, 1998, with the proceeds from the Senior Note offering, the Company repaid the amounts borrowed under the Senior Credit Facility. As a result, as of May 7, 1998, no amounts were outstanding on the Senior Credit Facility.

     The Company is finalizing negotiations and expects to complete a $100 million private placement securitization during the second quarter of 1998. Of the total, $50 million has been pre-committed. The Company expects to convey the mortgages receivable to a bankruptcy remote subsidiary, which would issue the securitized notes (the "Securitized Notes"). The Securitized Notes would be nonrecourse to the Company. The securitization is expected to be treated as a financing transaction for accounting purposes. The mortgages receivable and the Securitized Notes will remain on the Company's balance sheet and no gain or loss would be recognized on the Securitized Notes transaction.

     For the quarter ended March 31, 1998, the Company used $40.7 million in cash flows from operations. The Company typically finances 90% of the purchase price of the vacation ownership interests it sells. The Company chooses to finance the sale of vacation ownership interests, and to hold the related mortgages receivable, to generate profit from such financing activities. Therefore, the Company typically incurs significant operating costs in excess of the actual cash proceeds initially received from the sale of a vacation ownership interest. To meet the Company's cash requirements to finance these customer receivables, the Company borrows funds available under its credit facilities. By borrowing against, hypothecating, or otherwise pledging its receivables, the Company has the ability to generate positive cash flows from those receivables.

The Company expects to repay its credit facilities with proceeds from the issuance of pass-through mortgage-backed securities under which the Company sells the mortgages receivable and related principal or interest payments from its portfolio of mortgages receivable. The Company may also sell or factor additional mortgages receivable or borrow under existing or future lines of credit.

     The Company requires funds to finance the acquisition and development of vacation ownership resorts and properties, and to finance customer purchases of vacation ownership interests. Such capital has been provided from the proceeds of public and private securities offerings and borrowings under its bank credit facilities. As of March 31, 1998, after giving effect to the application of the proceeds from the Senior Notes Offering, the Company had approximately $247 million of additional borrowing capacity under certain third-party lending agreements. As of March 31, 1998, the Company had $91.1 million outstanding under its notes payable collateralized by mortgages receivable and $6.7 million outstanding under its notes payable collateralized by unsold vacation ownership interest inventory or other assets.

     The Company intends to pursue a growth-oriented strategy. From time to time, the Company may acquire, among other things, additional vacation ownership properties, resorts and completed vacation ownership interests, land upon which additional vacation ownership resorts may be built, management contracts, loan portfolios of vacation ownership mortgages, portfolios which include properties or assets which may be integrated into the Company's operations, and operating companies providing or possessing management, sales, marketing, development, administration and/or other expertise with respect to the Company's operations in the vacation ownership industry.

     In addition to the financing activities described, the Company may issue corporate debt, equity securities, or collateralized mortgage-backed securities to finance its acquisition activities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest, and may be subject to such terms, as management deems prudent.

     The Company believes that, with respect to its current operations, the Senior Credit Facility and borrowing capacity under certain third-party lending agreements, together with cash generated from operations, future borrowings, or the sale of receivables, will be sufficient to meet the Company's working capital and capital expenditure needs for the period ended December 31, 1998. However, depending upon conditions in the capital and other financial markets, the Company's growth, development and expansion plans and other factors, the Company may from time to time consider the issuance of other debt or equity securities, the proceeds of which would be used to finance acquisitions, refinance debt, finance mortgages receivable or for other purposes.

     In April, the Company completed its offering of $140 million aggregate principal amount of its 9 1/4% Senior Notes. The Company has used the proceeds to retire existing indebtedness under the Senior Credit Facility. The balance of the net proceeds are expected to be used primarily to finance the acquisition and development of additional resorts and vacation ownership-related assets, and for working capital and other general corporate purposes. Pending any such additional uses, the Company will invest the excess proceeds in commercial paper, bankers' acceptances, other short-term investment-grade securities and money-market accounts.

     The preceding discussion should be read in conjunction with the financial statements and notes included elsewhere in this Form 10-Q. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the Company's Annual Report on Form 10-K for the twelve months ended December 31, 1997.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     27.1  Financial Data Schedule

  (b) Reports on Form 8-K

          (1) Current Report on Form 8-K, dated January 16, 1998, filed with the Commission on January 20, 1998, reporting the modification of the Company's relationship with Westin Hotels & Resorts

          (2) Current Report on Form 8-K, dated January 27, 1998, filed with the Commission on February 5, 1998, reporting the Company's fourth quarter 1997 and full year 1997 financial information

          (3) Current Report on Form 8-K, dated April 15, 1998, filed with the Commission on April 21, 1998, announcing the completion of the Company's Senior Note Offering

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 1998                           By: MICHAEL A. DEPATIE
                                              ----------------------------------------------------
                                              Michael A. Depatie
                                              Director, Executive Vice President,
                                              And Chief Financial Officer
                                              (Principal Financial Officer)

Dated: May 15, 1998                           By: JAMES D. WHEAT
                                              ----------------------------------------------------
                                              James D. Wheat
                                              Vice President and
                                              Corporate Controller