Form 10-Q
period 1998-06-30
SUNTERRA CORP
filed 1998-08-14
CIK 1016577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

                        COMMISSION FILE NUMBER 000-21193

                            ------------------------

                              SUNTERRA CORPORATION
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

                            ------------------------

                            SIGNATURE RESORTS, INC.
                  (FORMER NAME, IF CHANGED SINCE LAST REPORT.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes     [ ] No

     Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share as of August 1, 1998: 35,885,279.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SUNTERRA CORPORATION

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Statements of Income for the three and six
         months ended June 30, 1998 and June 30, 1997................    3
         Consolidated Balance Sheets as of June 30, 1998 and December
         31, 1997....................................................    4
         Consolidated Statements of Cash Flows for the six months
         ended June 30, 1998 and June 30, 1997.......................    5
         Notes to the Consolidated Financial Statements..............    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results
         of Operations...............................................    9

                        PART II. OTHER INFORMATION

Item 4.  Submission to a Vote of Security Holders....................   14

Item 6.  Exhibits and Reports on Form 8-K............................   15

Signatures...........................................................   16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SUNTERRA CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
       (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                             -------------------------   -------------------------
                                                                1998          1997          1998          1997
                                                             -----------   -----------   -----------   -----------
REVENUES:
  Vacation ownership sales.................................  $    86,055   $    69,961   $   157,542   $   130,346
  Interest income..........................................       12,696         9,527        24,771        18,041
  Other income.............................................        7,500         3,668        13,687         6,664
                                                             -----------   -----------   -----------   -----------
         Total revenues....................................      106,251        83,156       196,000       155,051
                                                             -----------   -----------   -----------   -----------
COSTS AND OPERATING EXPENSES:
  Vacation ownership cost of sales.........................       20,181        18,538        37,637        34,738
  Advertising, sales and marketing.........................       38,650        31,995        72,377        59,039
  Loan portfolio:
    Interest expense -- treasury...........................        1,958         3,838         4,176         7,938
    Other expenses.........................................        1,087         1,883         2,203         3,312
    Provision for doubtful accounts........................        3,860         1,545         6,160         3,735
  General and administrative...............................       11,874        10,304        24,065        20,562
  Depreciation and amortization............................        2,647         1,506         4,810         2,665
  Merger and acquisition costs.............................           --         4,204            --         5,897
                                                             -----------   -----------   -----------   -----------
         Total costs and operating expenses................       80,257        73,813       151,428       137,886
                                                             -----------   -----------   -----------   -----------
  Income from operations...................................       25,994         9,343        44,572        17,165
  Interest expense -- other, net of capitalized interest...        9,716         1,512        16,598         2,856
  Equity loss (gain) on investment in joint ventures.......          210            50           (31)          120
  Minority interest in income of consolidated limited
    partnership............................................           --            99            --           123
                                                             -----------   -----------   -----------   -----------
  Income before provision for income taxes and
    extraordinary item.....................................       16,068         7,682        28,005        14,066
  Provision for income taxes...............................        6,266         2,934        10,922         5,445
                                                             -----------   -----------   -----------   -----------
  Income before extraordinary item.........................        9,802         4,748        17,083         8,621
  Extraordinary item, net of income taxes..................          129           518           129           518
                                                             -----------   -----------   -----------   -----------
  Net income...............................................  $     9,673   $     4,230   $    16,954   $     8,103
                                                             ===========   ===========   ===========   ===========
Earnings per share:
  Basic:
    Income before extraordinary item.......................  $      0.27   $      0.13   $      0.47   $      0.24
    Extraordinary item, net of taxes.......................           --         (0.01)           --         (0.01)
                                                             -----------   -----------   -----------   -----------
    Net income.............................................  $      0.27   $      0.12   $      0.47   $      0.23
                                                             ===========   ===========   ===========   ===========
  Diluted:
    Income before extraordinary item.......................  $      0.27   $      0.13   $      0.47   $      0.24
    Extraordinary item, net of taxes.......................           --         (0.01)           --         (0.01)
                                                             -----------   -----------   -----------   -----------
    Net income.............................................  $      0.27   $      0.12   $      0.47   $      0.23
                                                             ===========   ===========   ===========   ===========
  Weighted average number of common shares outstanding.....   35,885,000    35,435,000    35,880,000    35,081,000
  Weighted average number of common and potentially
    dilutive common shares outstanding.....................   36,448,000    36,142,000    36,580,000    35,853,000

  The accompanying notes are an integral part of these consolidated financial statements.

                              SUNTERRA CORPORATION

                          CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
Cash and cash equivalents...................................  $   86,392       $ 38,487
Cash in escrow..............................................      25,862          9,485
Mortgages receivable, net of an allowance of $25,065 and
  $22,916 at June 30, 1998 and December 31, 1997,
  respectively..............................................     372,650        331,735
Due from related parties....................................      19,757         25,576
Other receivables, net......................................      31,167         17,669
Income tax refund receivable................................          --          4,719
Prepaid expenses and other assets...........................      18,276         13,047
Investments in joint ventures...............................      21,147         15,657
Real estate and development costs...........................     286,638        219,299
Property and equipment, net.................................      61,522         35,024
Intangible assets, net......................................      89,390         50,447
                                                              ----------       --------
          Total assets......................................  $1,012,801       $761,145
                                                              ==========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $   15,324       $ 25,196
Accrued liabilities.........................................      73,006         68,047
Due to related parties......................................         170          1,032
Income taxes payable........................................       4,425             --
Deferred taxes..............................................      27,763         23,752
Notes payable...............................................     667,258        435,208
                                                              ----------       --------
          Total liabilities.................................     787,946        553,235
                                                              ----------       --------
Stockholders' equity:
Preferred stock (25,000,000 shares authorized and none
  issued or outstanding)....................................          --             --
Common stock ($0.01 par value, 100,000,000 shares authorized and 35,885,279 outstanding at June 30, 1998 and 50,000,000 shares authorized and 35,875,287 outstanding at December
  31, 1997).................................................         359            359
Additional paid-in capital..................................     163,153        162,969
Retained earnings...........................................      60,751         43,797
Cumulative translation adjustments..........................         592            785
                                                              ----------       --------
          Total stockholders' equity........................     224,855        207,910
                                                              ----------       --------
          Total liabilities and stockholders' equity........  $1,012,801       $761,145
                                                              ==========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              SUNTERRA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
OPERATING ACTIVITIES:
Net income..................................................  $  16,954   $   8,103
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization.............................      4,810       2,665
  Provision for doubtful accounts...........................      6,160       3,735
  Equity (gain) loss on investment in joint ventures........        (31)        120
  Minority interest in income of consolidated limited
     partnership............................................         --         123
Changes in operating assets and liabilities:
  Cash in escrow............................................    (16,371)       (213)
  Due from related parties..................................        360      (1,464)
  Prepaid expenses and other assets.........................     (4,453)     (9,319)
  Real estate and development costs.........................    (51,933)      4,423
  Other receivables, net....................................    (12,608)     (7,217)
  Accounts payable and accrued liabilities..................     (2,173)    (15,988)
  Income taxes..............................................      8,886        (529)
  Deferred income taxes.....................................      4,011         333
  Due to related parties....................................       (862)       (529)
                                                              ---------   ---------
Net cash used in operating activities.......................    (47,250)    (15,757)
                                                              ---------   ---------
INVESTING ACTIVITIES:
  Cash paid for acquisition of subsidiaries.................    (41,068)         --
  Property and equipment....................................    (23,745)     (6,342)
  Intangible assets.........................................    (17,094)     (4,476)
  Mortgages receivable......................................    (40,384)    (49,025)
                                                              ---------   ---------
Net cash used in investing activities.......................   (122,291)    (59,843)
                                                              ---------   ---------
FINANCING ACTIVITIES:
  Proceeds from notes payable...............................      2,299      22,347
  Payments on notes payable.................................    (38,032)   (103,673)
  Proceeds from publicly issued debentures..................    140,000     138,000
  Proceeds from mortgage-backed securities, net of cash
     reserve................................................     99,940          --
  Proceeds from equity offering.............................         --      52,990
  Net proceeds from bank line of credit.....................     15,000           0
  Other.....................................................     (1,568)     (2,627)
                                                              ---------   ---------
Net cash provided by financing activities...................    217,639     107,037
                                                              ---------   ---------
Net increase in cash equivalents............................     48,098      31,437
Effect of exchange rates on cash and cash equivalents.......       (193)       (214)
Cash and cash equivalents, beginning of period..............     38,487      20,757
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $  86,392   $  51,980
                                                              =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest......................................  $  22,848   $   8,697
Cash paid for taxes.........................................  $     512   $   4,042

  The accompanying notes are an integral part of these consolidated financial statements.

                              SUNTERRA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BACKGROUND

     Sunterra Corporation and its wholly-owned subsidiaries (formerly "Signature Resorts, Inc.") (the "Company") generate revenues from (i) marketing and selling vacation ownership interests at its resort locations, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year, in perpetuity ("Vacation Intervals"), and vacation points, which may be redeemed for occupancy rights at participating resort locations ("Vacation Points," and together with Vacation Intervals, "Vacation Ownership Interests"),
(ii) acquiring, developing and operating vacation ownership resorts and (iii) providing consumer financing to individual purchasers for the purchase of Vacation Ownership Interests at its resort locations. The Company also provides resort management and maintenance services at resorts for which it receives fees paid by the resorts' homeowners' associations.

     In the third quarter of 1998, the Company expects to begin the rollout of its points-based Club Sunterra exchange system. The Club Sunterra system provides flexibility to the customer by allowing such customers to redeem points for occupancies of varying lengths at a unit type of their choice (studio, one-, two-, three-bedroom) within a network of resorts, rather than a week long stay at the same resort. The rollout is expected to be completed in the second quarter of 1999.

     In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     On July 15, 1998, the Company changed its corporate name from "Signature Resorts, Inc.".

NOTE 2 -- EARNINGS PER SHARE

     Basic earnings per share were calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share were calculated by dividing net income available to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the three and six months ended June 30, 1998 and 1997 (amounts in thousands):

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,             JUNE 30,
                                                    -------------------   -----------------
                                                      1998       1997      1998      1997
                                                    --------   --------   -------   -------
Net income........................................  $ 9,673    $ 4,230    $16,954   $ 8,103
                                                    -------    -------    -------   -------
Net income available to common stockholders after
  assumed conversion of dilutive securities(a)....  $ 9,673    $ 4,230    $16,954   $ 8,103
                                                    -------    -------    -------   -------
Weighted average number of common shares
  outstanding used in basic earnings per share
  (EPS)...........................................   35,885     35,435     35,880    35,081
Effect of dilutive stock options..................      563        707        700       772
                                                    -------    -------    -------   -------
Weighted average number of common and potentially
  dilutive common shares outstanding used in
  diluted EPS(a)..................................   36,448     36,142     36,580    35,853
                                                    =======    =======    =======   =======

---------------
(a) The potential effect on net income and on common shares outstanding from the potential conversion of the Company's the 5 3/4% Convertible Subordinated Notes due 2007 have not been included in the calculation of net income, weighted average number of common shares, and potentially dilutive common shares outstanding used in diluted EPS. Such effect would be anti-dilutive.

                              SUNTERRA CORPORATION

                                  (UNAUDITED)

NOTE 3 -- NOTE OFFERING AND SECURITIZATION

     On April 15, 1998, the Company completed its offering (the "Senior Note Offering") of $140.0 million aggregate principal amount of its 9 1/4% Senior Notes due 2006 (the "Senior Notes") at a price of 100% of the principal amount. After deducting discounts and commissions, the net proceeds to the Company were $136.2 million. The Company used the net proceeds of the Senior Note Offering primarily to retire $111.1 million of existing indebtedness under its Senior Credit Facility as well as to retire other senior indebtedness. The remainder was used for acquisition and development and general corporate purposes.

     On June 9, 1998, the Company completed its securitization of $100.3 million aggregate principal amount of vacation ownership receivables -- backed notes (the "Securitized Notes"). The issue is structured as three classes of fixed rate notes rated as "AAA" "A" and "BBB". The Securitized Notes are secured by first-mortgage liens bearing an average interest rate of 14.3% on Vacation Ownership Interests at 14 of the Company's resorts in the United States, primarily in California, Arizona, and Florida. At the time of issuance, the principal balance of the mortgages receivable securing the Securitized Notes was $106.3 million. The average rate of interest on the Securitized Notes is approximately 6.7%. The Company issued the Securitized Notes through a bankruptcy remote subsidiary, with no recourse to the Company for any defaults experienced by the portfolio. The Securitization was treated as a financing transaction for accounting purposes. The mortgages receivable and the Securitized Notes remain on the Company's balance sheet and no gain or loss was recognized on the transaction. The Company recognizes both the interest income on the mortgages receivable and interest expense on the Securitized Notes.

NOTE 4 -- ACQUISITIONS

     During the second quarter of 1998, the Company acquired the 22-unit Carlton Court in London, England, for a purchase price of approximately $4.5 million. The Company is renovating the property and intends to begin Vacation Ownership Interest sales at the property through its LSI Grand Vacation Club by the fourth quarter of 1998.

     During the second quarter of 1998, the Company also acquired 65 units of the 165-unit Vilar do Golf Resort, located in Quinta do Lago in the Algarve region on Portugal's southern coast for a purchase price of approximately $8.4 million. The Company intends to begin Vacation Ownership Interest sales of the Vilar do Golf Resort through its LSI Grand Vacation Club by the fourth quarter of 1998.

     The Company also acquired the 25-unit Sunterra Kawaguchiko Resort, located approximately 100 miles from Tokyo, Japan, at the foot of Mount Fuji. The resort was purchased for $1.8 million and is the Company's first resort in Asia.

NOTE 5 -- SUBSEQUENT EVENTS

     In July 1998, the Company acquired Harich Tahoe Developments ("HTD"), the developer of The Ridge at Lake Tahoe, for a purchase price of approximately $77.5 million. As part of such acquisition, the Company concurrently sold $69.1 million face value of HTD's mortgages receivable portfolio for its $66.3 million book value and retained a majority interest in the portfolio's excess spread. The sale is without recourse to the Company for any defaults experienced by the portfolio. The net purchase price, after giving effect to the concurrent sale of the mortgages receivable, was $11.2 million.

NOTE 6 -- COMPREHENSIVE INCOME

     On January 1, 1998 the Company adopted SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new standards for the reporting and display of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a

                              SUNTERRA CORPORATION

                                  (UNAUDITED)

period from non-owner sources. Adoption of this Statement had no impact on the Company's consolidated financial position, results of operations or cash flows. The reconciliation of net income to comprehensive net income is as follows (amounts in thousands):

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 ------------------    -----------------
                                                  1998       1997       1998       1997
                                                 -------    -------    -------    ------
Net income.....................................  $9,673     $4,230     $16,954    $8,103
Foreign currency translation adjustments.......      10         38        (193)     (213)
                                                 ------     ------     -------    ------
     Total comprehensive income................  $9,683     $4,268     $16,761    $7,890
                                                 ======     ======     =======    ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS ENDED JUNE 30, 1997

     Total revenues for the three months ended June 30, 1998 were $106.3 million compared with $83.2 million in the three months ended June 30, 1997, an increase of $23.1 million, or 28%. Vacation ownership revenues increased 23% in the second quarter of 1998, to $86.1 million from $70.0 million in the second quarter of 1997. The increase in vacation ownership revenues reflects increased prices for both points and intervals at the Company's resorts, increased sales activities at certain of the Company's resorts, the recording of Vacation Points sales at the Company's Vacation Internationale ("VI") and Global Development Ltd.'s ("Global") points-based vacation clubs, both of which were acquired in the fourth quarter of 1997, and the recording of Vacation Interval sales at resorts previously owned by MMG Development Corp. ("MMG"), which were acquired in February 1998. The Company also recorded Vacation Interval sales for the first time at the Company's newly acquired Santa Fe, New Mexico, Gatlinburg, Tennessee, and Miami, Florida resorts.

     Interest income increased 33% to $12.7 million in the second quarter of 1998 from $9.5 million in the second quarter of 1997, reflecting the increase in net mortgages receivable to $372.7 million from $260.8 million in the comparable period in 1997. Other income increased 103% during the second quarter of 1998 to $7.5 million from $3.7 million in the second quarter of 1997, reflecting a significant increase in recurring resort management fee revenues due to a larger number of resorts under management. At June 30, 1998, the Company managed 84 resorts, including those acquired in the VI, Global and MMG acquisitions, compared with 33 at June 30, 1997. Other income includes rental income, commissions on the sale of European receivables, and interest income from short-term investments. As a percentage of total revenue, other income increased to 7.1% during the second quarter of 1998, as compared with 6.9% in the first quarter of 1998 and 4.4% in the second quarter of 1997.

     As a percentage of total revenues, total costs and operating expenses, excluding merger costs in 1997, improved to 76% during the second quarter of 1998 from 84% during the second quarter of 1997. The overall improvement in margins reflects increased economies of scale, higher-margin sales to current owner families and improving operations at acquired companies and locations. Total costs and operating expenses, excluding merger costs in 1997, increased 15% to $80.3 million during the second quarter of 1998 from $69.6 million during the second quarter of 1997.

     As a percentage of vacation ownership sales, vacation ownership cost of sales improved to 23.5% during the second quarter of 1998 from 26.5% in the second quarter of 1997. This improvement was largely the result of favorable product cost reductions at the Company's more mature resorts, along with a greater percentage of revenue coming from the Company's comparatively lower product cost European operations. Vacation ownership cost of sales increased 9% to $20.2 million in the second quarter of 1998 from $18.5 million in the second quarter of 1997.

     As a percentage of vacation ownership sales, advertising, sales and marketing expenses improved to 44.9% from 45.7%, reflecting the Company's ability to reduce advertising, sales and marketing costs at many of the Company's mature resorts in general, and in the Company's Orlando, Florida resorts in particular, while absorbing the higher startup costs at recently acquired resorts. Advertising, sales and marketing expenses increased 21% to $38.7 million during the second quarter of 1998 from $32.0 million in the second quarter of 1997.

     Interest expense -- treasury improved to $2.0 million during the second quarter of 1998, or 1.8% of total revenues, from $3.8 million, or 4.6%, during the second quarter of 1997, reflecting the Company's continued practice of prepaying higher cost hypothecated debt when allowed contractually, as well as financing the mortgages receivable portfolio with the proceeds of securities offerings and borrowings under the Company's bank credit facilities. Interest expense relating to these offerings is classified as interest expense -- other.

     Other loan portfolio expenses, which are primarily costs incurred in servicing the Company's loan portfolio, decreased to $1.1 million in the second quarter of 1998, from $1.9 million in the second quarter of 1997, due largely to cost savings associated with combining the servicing efforts of Plantation Resorts Group,

Inc. ("PRG") and AVCOM International, Inc. ("AVCOM"), acquired by merger during the first half of 1997.

     The provision for doubtful accounts increased $2.4 million to $3.9 million during the second quarter of 1998, from $1.5 million in the second quarter of 1997. As a percentage of total revenues, the provision for doubtful accounts was 3.6% for the second quarter of 1998, compared with 2.6% in the first quarter of 1998 and 1.8% for the second quarter of 1997. The increase in the provision as a percentage of revenues, as compared with the prior period, is related primarily to the Company's internal review of the aging and collectability of accrued interest at certain of its properties during the quarter. Based on this review, the Company increased its reserve for doubtful accounts by $1.0 million.

     The allowance for doubtful accounts as a percentage of gross mortgages receivable remained at 6.3% at June 30, 1998, unchanged from March 31, 1998, and down from 6.5% at December 31, 1997 and 6.8% at June 30, 1997. As of June 30, 1998, approximately 4.2% of the Company's consumer loans were delinquent (scheduled payment past due by 60 days or more), compared with 4.7% at March 31, 1998, 4.6% at December 31, 1997, and 4.3% at June 30, 1997. In addition, the Company had commenced deed-in-lieu of foreclosure action on approximately 2.4% of its consumer loans as of June 30, 1998, compared with 2.2% at March 31, 1998 and December 31, 1997, and 2.3% at June 30, 1997.

     As a percentage of total revenues, general and administrative expenses improved to 11.2% in the second quarter of 1998 from 12.4% in the second quarter of 1997, reflecting the continued elimination of duplicative overhead costs in consolidating acquisitions and greater efficiencies resulting from the Company's larger size. General and administrative expenses increased 16% to $11.9 million during the second quarter of 1998 from $10.3 million during the second quarter of 1997. The increase in general and administrative expenses was due primarily to the acquisition of several additional resorts, offset partially by savings resulting from increased efficiencies.

     Depreciation and amortization increased $1.1 million, or 73%, to $2.6 million in the second quarter of 1998 from $1.5 million in the second quarter of 1997. As a percentage of revenues, depreciation and amortization increased to 2.5% for the second quarter of 1998 from 1.8% during the second quarter of 1997. The increase in depreciation and amortization was driven by the amortization of goodwill associated with the Company's purchases of VI, Global, Marc Hotels & Resorts ("Marc") and MMG, and additional depreciation expense from an increase in capital expenditures to support a larger base of resorts.

     Interest expense -- other, reported net of capitalized interest, increased $8.2 million, to $9.7 million for the second quarter of 1998 from $1.5 million for the second quarter of 1997. The increase was due primarily to increases in debt from public securities offerings and borrowings under the Company's bank credit facilities.

     Excluding merger costs of $2.5 million in the second quarter of 1997 and extraordinary charges of $0.1 million in the second quarter of 1998 and $0.5 million in the second quarter of 1997, all net of taxes, income before provision for income taxes increased 35% to $16.1 million in the second quarter of 1998 from $11.9 million in the second quarter of 1997.

     The Company's income tax rate was 39% for both periods, resulting in net income of $9.7 million and $4.2 million for the quarters ending June 30, 1998 and 1997, respectively.

     COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997

     Total revenues for the six months ended June 30, 1998 were $196.0 million compared with $155.1 million in the first half of 1997, an increase of $40.9 million, or 26%. Vacation ownership revenues increased 21% to $157.5 million from $130.3 million. The increase in vacation ownership revenues reflects increased prices for both points and intervals at the Company's resorts, increased sales activities at certain of the Company's resorts, the recording of Vacation Points sales at the Company's VI and Global points-based vacation clubs, both of which were acquired in the fourth quarter of 1997, and the recording of Vacation Interval sales at MMG, which was acquired in February 1998. The Company also recorded Vacation Interval sales for the first time at the Company's newly acquired Santa Fe, Bent Creek, Town Square and Savoy resorts.

     Interest income increased 38% to $24.8 million in the first half of 1998 from $18.0 million in the first half of 1997, reflecting the increase in net mortgages receivable to $372.7 million at June 30, 1998 from $260.8 million at June 30, 1997. The average mortgage receivable note carries a 14.4% interest rate and is fully amortizing over an average eight-year term. Other income increased 104% to $13.7 million in the first half of 1998 from $6.7 million in the first half of 1997, reflecting a significant increase in recurring resort management fees due to a larger number of resorts under management. At June 30, 1998, the Company managed 84 resorts, including those acquired in the VI, Global and MMG acquisitions, compared with 33 at June 30, 1997. Other income also includes rental income, commissions on the sale of European receivables, and interest income from short-term investments. As a percentage of total revenue, other income increased to 7.0% in the first half of 1998, as compared with 4.3% in the first half of 1997.

     As a percentage of total revenues, total costs and operating expenses, excluding merger costs in 1997, improved to 77% during the first half of 1998, from 85% during the first half of 1997. The overall improvement in margins reflects increased economies of scale, higher-margin sales to current owner families, and improving operations at acquired companies and locations. Total costs and operating expenses, excluding merger costs in 1997, increased 15% to $151.4 million in the first half of 1998 from $132.0 million in the first half of 1997.

     As a percentage of vacation ownership sales, vacation ownership cost of sales improved to 23.9% during the first half of 1998 from 26.6% during the first half of 1997. This improvement was largely the result of favorable product cost reductions at the Company's more mature resorts, along with a greater percentage of revenue coming from the Company's comparatively lower product cost European operations. Vacation ownership cost of sales increased 8% to $37.6 million in the first half of 1998 from $34.7 million in the first half of 1997.

     As a percentage of vacation ownership sales, advertising, sales and marketing expenses increased to 46% from 45%, due to higher marketing expenses incurred to increase sales at VI, acquired during the fourth quarter of 1997. In addition, the Company is building infrastructure in offsite sales centers in the U.S. and Europe, the costs of which were expensed during the first half of 1998, as well as other marketing initiatives to support the transition to a points-based club product. Advertising, sales and marketing expenses increased 23% to $72.4 million during the first half of 1998 from $59.0 million in the first half 1997.

     Interest expense -- treasury improved to $4.2 million during the first half of 1998, or 2.1% of total revenues, from $7.9 million, or 5.1% in the first half of 1997, reflecting the Company's continued practice of prepaying higher cost hypothecated debt when allowed contractually, as well as financing the mortgages receivable portfolio with the proceeds of securities offerings and borrowings under the Company's bank credit facilities. Interest expense relating to these offerings is classified as interest expense -- other. Other loan portfolio expenses decreased to $2.2 million from $3.3 million.

     The provision for doubtful accounts increased $2.5 million to $6.2 million for the first half of 1998 from $3.7 million in the first half of 1997. As a percentage of total revenues, the provision for doubtful accounts was 3.2% for the first half of 1998, compared with 2.4% in the first half of 1997. The increase in the provision as a percentage of revenues, as compared with the prior period, is related primarily to the Company's internal review of the aging and collectability of accrued interest at certain of its properties during the second quarter of 1998. Based on this review, the Company increased its reserve for doubtful accounts by $1.0 million.

     The allowance for doubtful accounts as a percentage of gross mortgages receivable decreased to 6.3% at June 30, 1998, compared with 6.8% at June 30, 1997. As of June 30, 1998, approximately 4.2% of the Company's consumer loans were delinquent (scheduled payment past due by 60 days or more), compared with 4.3% at June 30, 1997. In addition, the Company had commenced deed-in-lieu of foreclosure action on approximately 2.4% of its consumer loans as of June 30, 1998, compared with 2.3% at June 30, 1997.

     As a percentage of total revenues, general and administrative expenses improved to 12.3% in the first half of 1998 from 13.3% in the first half of 1997, reflecting the continued elimination of duplicative overhead costs in consolidating acquisitions and greater efficiencies resulting from the Company's larger size. General and administrative expenses increased 17% to $24.1 million during the first half of 1998 from $20.6 million during the first half of 1997. The increase in general and administrative expenses was due primarily to the acquisition of additional resorts in the past year.

     Depreciation and amortization increased $2.1 million, or 78%, to $4.8 million in the first half of 1998 from $2.7 million in the first half of 1997. As a percentage of revenues, depreciation and amortization increased to 2.4% for the first half of 1998 from 1.7% for the first half of 1997. The increase in depreciation and amortization was due to increased amortization of goodwill associated with the Company's purchases of VI, Global, Marc, and MMG, and additional depreciation expense from an increase in capital expenditures to support a larger base of resorts.

     Interest expense -- other, reported net of capitalized interest, increased $13.7 million, or 472%, to $16.6 million for the first half of 1998 from $2.9 million in the first half of 1997. The increase was due primarily to increases in debt from public securities offerings and borrowings under its bank credit facilities.

     Excluding merger costs of $3.5 million in the first half of 1997 and extraordinary charges of $0.1 million in the first half of 1998 and $0.5 million in the first half of 1997, all net of taxes, income before provision for income taxes increased 40% to $28.0 million for the six months ended June 30, 1998 from $20.0 million for the six months ended June 30, 1997.

     The Company's income tax rate was 39% for both six month periods ending June 30, 1998 and 1997, resulting in net income of $17.0 million for the six months ending June 30, 1998 and $8.1 million for the six months ended June 30, 1997.

YEAR 2000

     The Company uses software that will be affected by the date change in the year 2000 and recognizes that the arrival of the year 2000 poses challenges that will require modifications of portions of its software to enable it to function properly. As the year 2000 approaches, date sensitive systems will recognize the year 2000 as 1900, or not at all. This may cause systems to process critical financial and operational information incorrectly. The Company, like many other companies, is incurring expenditures over the next few years to address this issue. The Company has several information system improvement initiatives under way to determine the full scope and related costs to insure that the Company's systems continue to meet its needs and those of its customers. These initiatives include upgrading and replacing some computer systems and the conversion of others to be Year 2000 compliant. Although final cost estimates have yet to be determined, it is anticipated that these Year 2000 costs will result in an increase in Company expenses during 1998 and 1999. Suppliers, customers, mortgage receivable servicers and creditors of the Company also face Year 2000 issues. Their failure to successfully address the Year 2000 issue could adversely affect the Company's business or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash from (i) cash sales and cash down payments from sales of Vacation Ownership Interests, (ii) interest from its mortgages receivable portfolio, (iii) rental of unsold Vacation Ownership Interests, (iv) receipt of management, reservations and club fees, and (v) commissions received on the sale of its European mortgages receivable, where the Company is paid a commission of 14% of the face value of certain mortgages originated for a third party financial institution. In the first half of 1998, approximately 50% of total reported revenues were comprised of cash revenues from these sources. Additionally, financed vacation ownership sales provide the Company with a substantial stream of scheduled principal payments and customer prepayments of principal from its mortgages receivable portfolio.

     For the six months ended June 30, 1998 and 1997, the Company used $47.3 million and $15.8 million in cash flows from operations, respectively. Excluding real estate and development costs, the Company generated cash flows from operations of $4.6 million and used $20.2 million for the six months ended June 30, 1998 and June 30, 1997, respectively. Approximately 80% of the Company's total revenues in the first half of 1998 were from vacation ownership sales during which period the Company financed approximately 65% of its vacation ownership sales. The Company generally chooses to finance vacation ownership sales, and to hold the related mortgages receivable, to generate profit from such financing activities. The Company's significant financing activity typically results in its operating costs exceeding the initial cash proceeds received from sales of Vacation Ownership Interests.

     The Company has a number of alternatives to raise cash from its mortgages receivable portfolio. For example, the Company may sell mortgages receivable for cash, as the Company recently did with its acquisition of HTD; originate them for a third party financial institution, and receive a fee, which the Company does in its European operations; convert them into cash through a securitization such as the one completed by the Company in June 1998; pledge them against its bank credit facility; or pursue other alternatives.

     When the Company draws on various credit facilities to meet its operating cash outlays, the Company borrows against or otherwise pledges its mortgages receivable. Such facilities enable the Company to generate positive cash flows from financed sales. The Company repays its credit facilities through cash flows from operations, the sale of mortgages receivable, the principal and interest payment stream on its mortgages receivable portfolio, or proceeds from the issuance of pass-through mortgage-backed securities in which the Company sells certain mortgages receivable and their related principal and interest payments.

     Consistent with its growth-oriented strategy, the Company also requires funds to finance the development of its vacation ownership properties and the acquisition of additional vacation ownership assets. Such assets include, but are not limited to, developed and undeveloped vacation ownership resorts, vacation ownership mortgages receivable portfolios, vacation ownership operating companies and management contracts. Capital to fund this acquisition and development activity typically has been provided from the proceeds of public and private securities offerings and borrowings under its various credit facilities.

     During the first quarter of 1998, the Company entered into a $117.5 million senior bank credit facility (the "Senior Credit Facility"). The Senior Credit Facility has a variable borrowing rate based on the percentage of the Company's mortgages receivable pledged under such facility and the amount of funds advanced thereunder. The interest rate will vary between LIBOR plus 7/8% and LIBOR plus 1 3/8%, depending on the amount advanced against mortgages receivable. The Senior Credit Facility has a three-year term and contains customary covenants, representations and warranties and conditions to borrow. As of August 7, 1998, $15 million was outstanding on the Senior Credit Facility.

     In April, the Company completed its offering of $140 million aggregate principal amount of its 9 1/4% Senior Notes due 2006. The Company used the proceeds to retire existing indebtedness under the Senior Credit Facility. The balance of the net proceeds were used primarily to finance the acquisition and development of additional resorts and vacation ownership-related assets, and for working capital and other general corporate purposes.

     In June, the Company completed its securitization of $100.3 million aggregate principal amount of vacation ownership receivables -- backed notes (the "Securitized Notes"). The issue is structured as three classes of fixed rate notes rated as "AAA" "A" and "BBB". The Securitized notes are secured by first-mortgage liens bearing an average interest rate of 14.3% on Vacation Ownership Interests at 14 of the Company's resorts in the United States, primarily in California, Arizona, and Florida. At the time of issuance, the principal balance of the mortgages receivable securing the Securitized Notes was $106.3 million. The average rate of interest on the Securitized Notes is approximately 6.7%. The Company issued the Securitized Notes through a bankruptcy remote subsidiary, with no recourse to the Company for any defaults experienced by the portfolio. The Securitization was treated as a financing transaction for accounting purposes. The mortgages receivable and the Securitized Notes remain on the Company's balance sheet and no gain or loss was recognized on the transaction. The Company recognizes both the interest income on the mortgages receivable and interest expense on the Securitized Notes. The proceeds were used primarily to finance the acquisition and development of additional resorts and vacation ownership-related assets, and for working capital and other general corporate purposes. Pending any such additional uses, the Company invests the excess proceeds in commercial paper, bankers' acceptances, other short-term investment-grade securities and money-market accounts.

     As of June 30, 1998, the Company had approximately $102.5 million of additional borrowing capacity available under the Senior Credit Facility at rates ranging from LIBOR plus 7/8% to LIBOR plus 1 3/8%. The Company also had approximately $83.1 million of additional borrowing capacity under its hypothecated debt lines at prime plus 2%. These hypothecated lines expire between October 1998 and April 1999 and the Company does not intend to renew these lines or borrow from these lines. As of June 30, 1998, excluding the Senior Credit Facility and the Securitization, the Company had $70.3 million outstanding under its notes payable collateralized by mortgages receivable and $5.7 million outstanding under its notes payable collateralized by unsold Vacation Ownership Interest inventory or other assets.

     Additionally, the Company had approximately $190 million of mortgages receivable which were unpledged to any financial institutions and which could be sold or pledged to raise additional cash as needed. The Company is also currently negotiating with one of its hypothecated debt lenders to sell approximately $30 million in mortgages receivable to a lender. These receivables are currently pledged against hypothecated debt. The Company expects to sell these mortgages receivable at 100% of par value and retain a majority of the portfolio's excess spread.

     The Company believes that, with respect to its current operations, the Senior Credit Facility and borrowing capacity under certain third-party lending agreements, together with cash on hand and cash generated from operations, future borrowings, or the sale of receivables, will be sufficient to meet the Company's working capital and capital expenditure needs for the next twelve months. However, depending upon conditions in the capital and other financial markets, the Company's growth, development and expansion plans, and other factors, the Company may from time to time consider the issuance of other debt or equity securities, the proceeds of which would be used to finance acquisitions, refinance debt, finance mortgages receivable or meet other operational needs. Any debt incurred or issued by the Company may be secured or unsecured, may bear interest at fixed or variable rates and may be subject to such terms, as management deems prudent. As of June 30, 1998, the Company was in compliance with all applicable covenants in its debt agreements, or had received appropriate amendments.

     The preceding discussion should be read in conjunction with the financial statements and notes included elsewhere in this Form 10-Q. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward looking statements, which include the Company's growth and expansion plans, financing plans, future prospects and other forecasts and statements of expectations. Actual results might differ materially from those expressed in any forward looking statements due to, among other things, factors related to the timing and terms the company's new product development, mortgages receivable financing, integration of acquired properties and companies, future acquisitions and those factors identified in the Company's filings with the Securities and Exchange Commission, including those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION TO A VOTE OF SECURITY HOLDERS

     The Company submitted to stockholder vote and its stockholders approved the following items at the Company's Annual Meeting of Stockholders held on May 15, 1998:

     (a) Election of six directors of the Company:

          NAME             TERM EXPIRING    VOTES FOR     WITHHELD AUTHORITY
          ----             -------------    ----------    ------------------
Andrew J. Gessow.........      2001         28,934,737          23,517
Joshua S. Friedman.......      2001         28,934,587          23,667
W. Leo Kiely.............      2001         28,934,587          23,667
Michael A. Depatie.......      2001         28,944,185          14,069
Adam M. Aron.............      2000         28,934,587          23,667
J. Taylor Crandall.......      1999         28,934,587          23,667

          In addition to the six directors listed above, the terms of the following four directors continued after the meeting: Osamu Kaneko, Steven
     C. Kenninger, Sanford Climan and James E. Noyes.

          (b) Amendment of the Company's Articles of Incorporation to change the Company's corporate name to Sunterra Corporation, by a vote of 28,906,482 "for", 26,932 "against", and 24,840 "abstain".

          (c) Amendment of the Company's 1996 Equity Participation Plan, as amended, to increase the number of shares authorized for issuance thereunder, by a vote of 21,884,300 "for", 7,017,583 "against", and 56,371 "abstain".

          (d) Amendment of the Company's Articles of Incorporation to increase the Company's authorized share capital, by a vote of 28,720,423 "for", 211,798 "against", 3,934 "abstain", and 22,099 "broker non-votes".

          (e) Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 1998, by a vote of 28,895,926 "for", 10,723 "against", 29,505 "abstain", and 22,100 "broker non-votes".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1    Indenture dated as of May 1, 1998, by and between Sunterra
        Finance L.L.C. as issuer of the bonds, Signature Resorts, Inc as Servicer, and LaSalle National Bank as Trustee and
        Back-up Servicer for Signature Resorts Vacation Ownership
        Receivables-Backed Notes 1998-A
10.2 Servicing Agreement dated as of May 1, 1998, by and between Sunterra Finance L.L.C. as issuer of the bonds, Signature
        Resorts, Inc as Servicer, and LaSalle National Bank as
        Trustee and Back-up Servicer for Signature Resorts Vacation
        Ownership Receivables-Backed Notes 1998-A
27.1    Financial Data Schedule

(b) Reports on Form 8-K

     (1) Current Report on Form 8-K, dated April 15, 1998, filed with the Commission on April 21, 1998, announcing the completion of the Company's Senior Note Offering.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 1998                    By:    /s/ MICHAEL A. DEPATIE

                                            ------------------------------------
                                                     Michael A. Depatie
                                            Director, Executive Vice President,
                                                And Chief Financial Officer
                                               (Principal Financial Officer)

Dated: August 14, 1998                    By:      /s/ JAMES D. WHEAT

                                            ------------------------------------
                                                       James D. Wheat
                                                     Vice President and
                                                    Corporate Controller