Form 10-Q
period 1998-09-30
SUNTERRA CORP
filed 1998-11-16
CIK 1016577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM               TO               .
                        COMMISSION FILE NUMBER 000-21193
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

                             1781 PARK CENTER DRIVE
                             ORLANDO, FLORIDA 32835
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                 (407) 532-1000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X] Yes     [  ] No

     Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share as of November 1, 1998: 35,902,671.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SUNTERRA CORPORATION

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Statements of Income for the three and nine        3
         months ended September 30, 1998 and September 30, 1997......
         Consolidated Balance Sheets as of September 30, 1998 and        4
         December 31, 1997...........................................
         Consolidated Statements of Cash Flows for the nine months       5
         ended September 30, 1998 and September 30, 1997.............
         Notes to the Consolidated Financial Statements..............    6
Item 2.  Management's Discussion and Analysis of Financial Condition     7
         and Results of Operations...................................

                        PART II. OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................   16
Signatures...........................................................   17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SUNTERRA CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
       (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                        -------------------------   -------------------------
                                                           1998          1997          1998          1997
                                                        -----------   -----------   -----------   -----------
REVENUES:
  Vacation ownership sales............................  $   103,292   $    79,915   $   260,834   $   210,261
  Interest income.....................................       14,208        11,488        38,979        29,529
  Gain on sale of receivables.........................        1,032            --         1,032            --
  Other income........................................        8,520         2,831        22,207         9,495
                                                        -----------   -----------   -----------   -----------
         Total revenues...............................      127,052        94,234       323,052       249,285
                                                        -----------   -----------   -----------   -----------
COSTS AND OPERATING EXPENSES:
  Vacation ownership cost of sales....................       24,291        19,579        61,928        54,317
  Advertising, sales and marketing....................       45,472        35,718       117,849        94,757
  Loan portfolio:
      Interest expense -- treasury....................        1,743         2,939         5,919        10,877
      Other expenses..................................          727         1,145         2,930         4,457
      Provision for doubtful accounts.................        3,252         2,278         9,412         6,013
  General and administrative..........................       13,182        10,231        37,247        30,793
  Depreciation and amortization.......................        3,409         1,604         8,219         4,269
  Merger and acquisition costs........................           --         4,077            --         9,973
                                                        -----------   -----------   -----------   -----------
         Total costs and operating expenses...........       92,076        77,571       243,504       215,456
                                                        -----------   -----------   -----------   -----------
  Income from operations..............................       34,976        16,663        79,548        33,829
  Interest expense -- other, net of capitalized
    interest..........................................       11,416         4,304        28,014         7,160
  Equity loss on investment in joint ventures.........           38             6             7           126
  Minority interest in income of consolidated limited
    partnership.......................................           --            --            --           123
                                                        -----------   -----------   -----------   -----------
  Income before provision for income taxes and
    extraordinary item................................       23,522        12,353        51,527        26,420
  Provision for income taxes..........................        9,173         4,941        20,095        10,387
                                                        -----------   -----------   -----------   -----------
  Income before extraordinary item....................       14,349         7,412        31,432        16,033
  Extraordinary item, net of income taxes.............           --           248           129           766
                                                        -----------   -----------   -----------   -----------
  Net income..........................................  $    14,349   $     7,164   $    31,303   $    15,267
                                                        ===========   ===========   ===========   ===========
Earnings per share:
  Basic:
      Income before extraordinary item................  $      0.40   $      0.21   $      0.88   $      0.46
      Extraordinary item, net of taxes................           --         (0.01)        (0.01)        (0.02)
                                                        -----------   -----------   -----------   -----------
      Net income......................................  $      0.40   $      0.20   $      0.87   $      0.44
                                                        ===========   ===========   ===========   ===========
  Diluted:
      Income before extraordinary item................  $      0.38   $      0.20   $      0.85   $      0.45
      Extraordinary item, net of taxes................           --            --         (0.01)        (0.03)
                                                        -----------   -----------   -----------   -----------
      Net income......................................  $      0.38   $      0.20   $      0.84   $      0.42
                                                        ===========   ===========   ===========   ===========
  Weighted average number of common shares
    outstanding.......................................   35,888,000    35,562,000    35,888,000    35,081,000
  Weighted average number of common and potentially
    dilutive common shares outstanding................   40,793,100    36,480,000    41,357,000    35,853,000

  The accompanying notes are an integral part of these consolidated financial statements.

                              SUNTERRA CORPORATION

                          CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (UNAUDITED)
Cash and cash equivalents...................................   $   58,180       $ 38,487
Cash in escrow..............................................       27,440          9,485
Mortgages receivable, net of an allowance of $26,110 and
  $22,916 at September 30, 1998 and December 31, 1997,
  respectively..............................................      386,889        331,735
Due from related parties....................................       22,929         25,576
Other receivables, net......................................       32,741         17,669
Income tax refund receivable................................           --          4,719
Prepaid expenses and other assets...........................       22,832         13,047
Investments in joint ventures...............................       21,942         15,657
Real estate and development costs...........................      303,350        219,299
Property and equipment, net.................................       68,939         35,024
Intangible assets, net......................................       95,556         50,447
                                                               ----------       --------
          Total assets......................................   $1,040,798       $761,145
                                                               ==========       ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................   $   18,814       $ 25,196
Accrued liabilities.........................................       75,566         68,047
Due to related parties......................................           --          1,032
Income taxes payable........................................        9,000             --
Deferred taxes..............................................       28,585         23,752
Notes payable...............................................      668,755        435,208
                                                               ----------       --------
          Total liabilities.................................      800,720        553,235
                                                               ----------       --------
Stockholders' equity:
Preferred stock (25,000,000 shares authorized and none
  issued or outstanding)....................................           --             --
Common stock ($0.01 par value, 100,000,000 shares authorized and 35,902,671 outstanding at September 30, 1998 and
  50,000,000 shares authorized and 35,875,287 outstanding at
  December 31, 1997)........................................          359            359
Additional paid-in capital..................................      163,290        162,969
Retained earnings...........................................       75,100         43,797
Cumulative currency translation adjustments.................        1,329            785
                                                               ----------       --------
          Total stockholders' equity........................      240,078        207,910
                                                               ----------       --------
          Total liabilities and stockholders' equity........   $1,040,798       $761,145
                                                               ==========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              SUNTERRA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
OPERATING ACTIVITIES:
Net income..................................................  $  31,303   $  15,267
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization.............................      8,219       4,269
  Provision for doubtful accounts...........................      9,412       6,013
  Equity loss on investment in joint ventures...............          7         126
  Minority interest in income of consolidated limited
    partnership.............................................         --         123
  (Gain) on sale of mortgages receivable....................     (1,032)         --
Changes in operating assets and liabilities:
  Cash in escrow............................................    (17,949)     (6,019)
  Due from related parties..................................     (2,500)    (10,809)
  Prepaid expenses and other assets.........................     (8,615)     (3,149)
  Investment in real estate and development costs...........   (126,146)    (86,438)
  Vacation ownership and point cost of sales................     61,928      54,317
  Other receivables, net....................................    (13,038)     (3,232)
  Accounts payable and accrued liabilities..................       (978)    (12,360)
  Income taxes..............................................     13,461       1,087
  Deferred income taxes.....................................      4,833        (152)
  Due to related parties....................................     (1,032)       (773)
                                                              ---------   ---------
Net cash used in operating activities.......................    (42,127)    (41,730)
                                                              ---------   ---------
INVESTING ACTIVITIES:
  Cash paid for acquisition of subsidiaries.................    (88,115)     (6,787)
  Property and equipment....................................    (32,688)    (17,108)
  Intangible assets.........................................    (19,997)     (7,400)
  Mortgages receivable......................................    (88,522)    (83,315)
  Proceeds from sale of mortgages receivable................     99,700          --
  Investment in joint venture...............................       (828)         --
                                                              ---------   ---------
  Net cash used in investing activities.....................   (130,450)   (114,610)
                                                              ---------   ---------
FINANCING ACTIVITIES:
  Proceeds from notes payable...............................    117,851      24,294
  Payments on notes payable.................................   (213,586)   (152,552)
  Proceeds from publicly issued debentures..................    140,000     338,000
  Proceeds from mortgage-backed securities, net of cash
    reserve.................................................     99,940          --
  Proceeds from equity offering.............................         --      52,926
  Net proceeds from bank line of credit.....................     47,200          --
  Other.....................................................        321        (287)
                                                              ---------   ---------
Net cash provided by financing activities...................    191,726     262,381
                                                              ---------   ---------
Net increase in cash equivalents............................     19,149     106,041
Effect of exchange rates on cash and cash equivalents.......        544        (429)
Cash and cash equivalents, beginning of period..............     38,487      20,757
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $  58,180   $ 126,369
                                                              =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest......................................  $  31,671   $  13,476
Cash paid for taxes.........................................  $   2,662   $   9,452

  The accompanying notes are an integral part of these consolidated financial statements.

                              SUNTERRA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BACKGROUND

     Sunterra Corporation and its wholly-owned subsidiaries (the "Company") generate revenues from (i) marketing and selling vacation ownership interests at its resort locations, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year, in perpetuity ("Vacation Intervals"), and vacation points, which may be redeemed for occupancy rights at participating resort locations ("Vacation Points," and together with Vacation Intervals, "Vacation Ownership Interests"), (ii) acquiring, developing and operating vacation ownership resorts and (iii) providing consumer financing to individual purchasers for the purchase of Vacation Ownership Interests at its resort locations. The Company also provides resort management and maintenance services at resorts for which it receives fees paid by the resorts' homeowners' associations.

     In the third quarter of 1998, the Company began the rollout of its points-based Club Sunterra exchange system. The Club Sunterra system provides flexibility to the Company's customers by allowing them to redeem points for occupancies of varying lengths at a unit type of their choice (studio, one-, two-, three-bedroom) within a network of resorts, rather than a week long stay at the same resort. The rollout is expected to be completed by the end of the second quarter of 1999.

     In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 -- EARNINGS PER SHARE

     Basic earnings per share were calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share were calculated by dividing net income available to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the three and nine months ended September 30, 1998 and 1997 (amounts in thousands):

                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                               SEPTEMBER 30,        SEPTEMBER 30,
                                            -------------------   -----------------
                                              1998       1997      1998      1997
                                            --------   --------   -------   -------
Net income................................  $14,349    $ 7,164    $31,303   $15,267
                                            -------    -------    -------   -------
Net income available to common
  stockholders after assumed conversion of
  dilutive securities(a)..................  $15,559    $ 7,164    $34,933   $15,267
                                            -------    -------    -------   -------
Weighted average number of common shares
  outstanding used in basic earnings per
  share (EPS).............................   35,888     35,562     35,888    35,081
Effect of dilutive stock options..........      368        918        932       772
Effect of convertible debentures..........    4,537         --      4,537        --
                                            -------    -------    -------   -------
Weighted average number of common and
  potentially dilutive common shares
  outstanding used in diluted EPS(a)......   40,793     36,480     41,357    35,853
                                            =======    =======    =======   =======

---------------
(a) The potential effect on net income and on common shares outstanding from the potential conversion of the Company's 5 3/4% Convertible Subordinated Notes due 2007 have been included in the calculation of net income, weighted average number of common shares, and potentially dilutive common shares outstanding used in diluted EPS for the three and nine months ended September 30, 1998. The Convertible Subordinated Notes may be converted into shares of common stock at a conversion price of $30.417 per share at any time prior to maturity

NOTE 3 -- SALES OF MORTGAGES RECEIVABLE

     During the third quarter, the Company completed the sale of $101.9 million of gross mortgages receivable for $99.7 million in cash, in three separate transactions. After utilizing $66.3 million of the proceeds to purchase the Harich Tahoe Developments ("HTD") portfolio (Note 4), which was simultaneously sold, the Company used the remaining proceeds of the sales to repay $17.5 million of debt secured by these receivables and added the remaining $15.9 million in cash to the Company's assets.

     In July, as part of the HTD transaction described in Note 4, the Company sold $69.1 million face value of HTD's mortgages receivable for $66.3 million and retained a majority interest in the portfolio's excess spread.

     On September 30, 1998, the Company sold $21.5 million of mortgages receivables at their face amount (100% of par), retaining a majority interest in the receivables' excess spread (defined as the difference between the mortgages receivable coupon rate and the interest rate on the underlying investment by the purchaser). Also on September 30, 1998, the Company sold $11.3 million in mortgages receivable at 105% of their face amount to a separate purchaser. The Company retained no residual interest in these receivables.

     All of these sales were without recourse to the Company for defaults experienced by the portfolios. As a result of these sales, the Company recognized a gain on sale of $1.0 million, consisting of a $0.6 million cash gain and a $0.4 million non-cash gain. The cash portion of the gain resulted from the sale of receivables at 105% of par value, in which the Company has no continuing interest in the sold receivables. The non-cash gain resulted from the Company's sale of mortgages receivable at 100% of par value, in which the company retained a majority of the excess spread. The gain was calculated based on the net present value of the Company's portion of the excess spread income over the life of the mortgages receivable, adjusted for expected prepayments and defaults.

NOTE 4 -- ACQUISITIONS

     In July 1998, the Company acquired HTD, the developer of The Ridge at Lake Tahoe, for a purchase price of approximately $77.5 million. As part of the acquisition, the Company concurrently sold $69.1 million face value of HTD's mortgages receivable portfolio for its $66.3 million book value. The net purchase price, after giving effect to the concurrent sale of the mortgages receivable, was $11.2 million.

NOTE 5 -- COMPREHENSIVE INCOME

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

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                      ----------------------   -----------------------
                                                          1998         1997     1998         1997
                                                      -------------   ------   -------   -------------
Net income..........................................     $14,349      $7,164   $31,303      $15,267
Foreign currency translation adjustments............         737        (216)      544         (429)
                                                         -------      ------   -------      -------
          Total comprehensive income................     $15,086      $6,948   $31,847      $14,838
                                                         =======      ======   =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Comparison of the three months ended September 30, 1998 to the three months ended September 30, 1997

     Total revenues for the three months ended September 30, 1998 were $127.1 million compared with $94.2 million in the three months ended September 30, 1997, an increase of $32.9 million, or 35%. Vacation ownership revenues increased 29% in the third quarter of 1998, to $103.3 million from $79.9 million in the third quarter of 1997. The increase in vacation ownership revenues reflects increased prices for both points and intervals at the Company's resorts, increased sales activities at certain of the Company's resorts, the recording of Vacation Points sales at the Company's Vacation Internationale ("VI") and Global Development Ltd.'s ("Global") points-based vacation clubs, both of which were acquired in the fourth quarter of 1997, and the recording of Vacation Interval sales at resorts previously owned by MMG Development Corp. ("MMG"), which were acquired in February 1998.

     Interest income increased 23% to $14.2 million in the third quarter of 1998 from $11.5 million in the third quarter of 1997, reflecting the increase in net mortgages receivable to $386.9 million at September 30, 1998, from $294.8 million at September 30, 1997. The average mortgage receivable note carries a 14.4% interest rate and is fully amortizing over a weighted average period of nine-years. Gain on the sale of mortgages receivable totaled $1.0 million, which included a cash gain of $0.6 million and a non-cash gain of $0.4 million. There were no sales of mortgages receivable in the comparable period of 1997.

     Other income increased 204% during the third quarter of 1998 to $8.5 million from $2.8 million in the third quarter of 1997, reflecting a significant increase in recurring resort management fee revenues paid by the Company's growing member base. Other income includes rental income, commissions paid for the origination of European mortgages receivable for a U.K. based financial institution, and interest income from short-term investments. Other income was 6.7% of total revenues for the third quarter of 1998, compared with 7.1% in the second quarter of 1998 and 3.0% in the third quarter of 1997.

     As a percentage of total revenues, total costs and operating expenses, excluding merger costs incurred in 1997, improved to 72% during the third quarter of 1998 from 78% during the third quarter of 1997. The overall improvement in margins reflects increased economies of scale, higher-margin sales to current owner families and improving operations at acquired companies and locations. Total costs and operating expenses, excluding merger costs incurred in 1997, increased 25% to $92.1 million during the third quarter of 1998 from $73.5 million during the third quarter of 1997.

     As a percentage of vacation ownership sales, vacation ownership cost of sales improved to 23.5% during the third quarter of 1998 from 24.5% in the third quarter of 1997. This improvement was largely the result of favorable product cost reductions at some of the Company's more mature resorts, along with a greater percentage of revenue coming from the Company's comparatively lower product cost European operations. Vacation ownership cost of sales increased 24% to $24.3 million in the third quarter of 1998 from $19.6 million in the third quarter of 1997.

     As a percentage of vacation ownership sales, advertising, sales and marketing expenses improved to 44.1% during the third quarter of 1998 from 44.7% during the third quarter of 1997, reflecting the continued reduction of advertising, sales and marketing costs at many of the Company's mature resorts, offset partially by higher startup costs at the Company's more recently acquired resorts. Advertising, sales and marketing expenses increased 27% to $45.5 million during the third quarter of 1998 from $35.7 million in the third quarter of 1997.

     Interest expense -- treasury improved to $1.7 million during the third quarter of 1998, or 1.3% of total revenues, from $2.9 million, or 3.1%, during the third quarter of 1997, reflecting the Company's continued practice of financing its mortgages receivable portfolio with the proceeds from securities offerings, borrowings under the Company's bank credit facilities, and proceeds from various sales of the Company's receivables rather than with higher cost hypothecated debt. Interest expense relating to these offerings is classified as interest expense -- other.

     Other loan portfolio expenses, which are primarily costs incurred in servicing the Company's loan portfolio, decreased to $0.7 million in the third quarter of 1998, from $1.1 million in the third quarter of 1997, due largely to continued cost savings associated with centralizing the servicing efforts of Plantation Resorts Group, Inc. ("PRG") and AVCOM International, Inc. ("AVCOM"), acquired by merger during the first half of 1997.

     The provision for doubtful accounts increased $1.0 million to $3.3 million during the third quarter of 1998, from $2.3 million in the third quarter of 1997. As a percentage of total revenues, the provision for doubtful accounts was 2.6% for the third quarter of 1998, compared with 2.4% for the third quarter of 1997.

     The allowance for doubtful accounts as a percentage of gross mortgages receivable remained at 6.3% at September 30, 1998, unchanged from June 30, 1998, and down from 6.5% at September 30, 1997. As of September 30, 1998, approximately 4.4% of the Company's consumer loans were delinquent (scheduled payment past due by 60 days or more), compared with 4.2% at June 30, 1998, and 4.5% at September 30, 1997. In addition, the Company had commenced deed-in-lieu of foreclosure action on approximately 2.5% of its consumer loans as of September 30, 1998, compared with 2.4% at June 30, 1998, and 2.1% at September 30, 1997.

     As a percentage of total revenues, general and administrative expenses improved to 10.4% in the third quarter of 1998 from 10.8% in the third quarter of 1997, reflecting the continued elimination of duplicative overhead costs in consolidating acquisitions and greater efficiencies resulting from the Company's larger size. General and administrative expenses increased 29% to $13.2 million during the third quarter of 1998 from $10.2 million during the third quarter of 1997. The increase in general and administrative expenses was due primarily to the acquisition of new resorts, offset partially by savings resulting from increased efficiencies.

     Depreciation and amortization increased $1.8 million, or 113%, to $3.4 million in the third quarter of 1998 from $1.6 million in the third quarter of 1997. As a percentage of revenues, depreciation and amortization increased to 2.7% for the third quarter of 1998 from 1.7% during the third quarter of 1997. The increase in depreciation and amortization was driven by the amortization of goodwill associated with the Company's purchases of VI, Global, Marc Hotels & Resorts ("Marc") and MMG, as well as additional depreciation expense reflecting a larger base of depreciable assets from the prior year period, including hardware and software costs related to the development of the Company's Club Sunterra exchange system.

     Interest expense -- other, reported net of capitalized interest, increased $7.1 million, to $11.4 million for the third quarter of 1998 from $4.3 million for the third quarter of 1997. The increase was due primarily to increases in debt from public securities offerings and borrowings under the Company's bank credit facilities, and from the Company's privately placed, mortgage-backed securities issued in June 1998.

     Income before provision for income taxes increased 43% to $23.5 million in the third quarter of 1998 from $16.4 million in the third quarter of 1997. Income before provision for income taxes in the third quarter of 1997 excludes merger costs of $2.4 million and extraordinary charges of $0.2 million, both net of taxes.

     The Company's income tax rate was 39% and 40% for the three month periods ending September 30, 1998 and 1997, respectively, resulting in net income of $14.3 million and $7.2 million.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     Total revenues for the nine months ended September 30, 1998 were $323.1 million compared with $249.3 million in the nine months of 1997, an increase of $73.8 million, or 30%. Vacation ownership revenues increased 24% to $260.8 million from $210.3 million. The increase in vacation ownership revenues reflects increased prices for both points and intervals at the Company's resorts, increased sales activities at certain of the Company's resorts, the recording of Vacation Points sales at the Company's VI and Global points-based vacation clubs, both of which were acquired in the fourth quarter of 1997, and the recording of Vacation Interval sales at MMG, which was acquired in February 1998.

     Interest income increased 32% to $39.0 million in the first nine months of 1998 from $29.5 million in the first nine months of 1997, reflecting the increase in net mortgages receivable to $386.9 million at

September 30, 1998 from $294.8 million at September 30, 1997. The average mortgage receivable note carries a 14.4% interest rate and is fully amortizing over a weighted average period of nine years. Gain on the sale of mortgages receivable totaled $1.0 million, which included a cash gain of $0. 6 million and a non-cash gain of $0.4 million.

     Other income increased 134% to $22.2 million in the first nine months of 1998 from $9.5 million in the first nine months of 1997, reflecting a significant increase in recurring resort management fee revenues paid by the Company's growing member base. Other income also includes rental income, commissions paid for the origination of European mortgages receivable for a U.K. based financial institution, and interest income from short-term investments. As a percentage of total revenue, other income increased to 6.9% in the first nine months of 1998, as compared with 3.8% in the first nine months of 1997.

     As a percentage of total revenues, total costs and operating expenses, excluding merger costs incurred in 1997, improved to 75% during the first nine months of 1998, from 82% during the first nine months of 1997. The overall improvement in margins reflects increased economies of scale, higher-margin sales to current owner families, and improving operations at acquired companies and locations. Total costs and operating expenses, excluding merger costs in 1997, increased 18% to $243.5 million in the first nine months of 1998 from $205.5 million in the first nine months of 1997.

     As a percentage of vacation ownership sales, vacation ownership cost of sales improved to 23.7% during the first nine months of 1998 from 25.8% during the first nine months of 1997. This improvement was largely the result of favorable product cost reductions at some of the Company's more mature resorts, along with a greater percentage of revenue coming from the Company's comparatively lower product cost European operations. Vacation ownership cost of sales increased 14% to $61.9 million in the first nine months of 1998 from $54.3 million in the first nine months of 1997.

     As a percentage of vacation ownership sales, advertising, sales and marketing expenses increased slightly to 45.2% from 45.1%, due to higher marketing expenses incurred to increase sales at VI, acquired during the fourth quarter of 1997. In addition, the Company is building infrastructure in offsite sales centers in the U.S. and Europe, the costs of which were expensed during the first nine months of 1998, as well as other marketing initiatives to support the transition to a points-based club product. Advertising, sales and marketing expenses increased 24% to $117.8 million during the first nine months of 1998 from $94.8 million in the first nine months of 1997.

     Interest expense -- treasury improved to $5.9 million during the first nine months of 1998, or 1.8% of total revenues, from $10.9 million, or 4.4% in the first nine months of 1997, reflecting the Company's continued practice of financing the mortgages receivable portfolio with the proceeds from securities offerings, borrowings under the Company's bank credit facilities, and proceeds from various sales of the Company's receivables, rather than with higher cost hypothecated debt. Interest expense relating to these offerings is classified as interest expense -- other. Other loan portfolio expenses decreased to $2.9 million from $4.5 million, due largely to the cost savings associated with centralizing the servicing efforts of PRG and AVCOM.

     The provision for doubtful accounts increased $3.4 million to $9.4 million for the first nine months of 1998 from $6.0 million in the first nine months of 1997. As a percentage of total revenues, the provision for doubtful accounts was 2.9% for the first nine months of 1998, compared with 2.4% in the first nine months of 1997. The increase in the provision as a percentage of revenues, as compared with the prior period, is related primarily to the Company's internal review of the aging and collectability of accrued interest at certain of its properties during the second quarter of 1998.

     As a percentage of total revenues, general and administrative expenses improved to 11.5% in the first nine months of 1998 from 12.4% in the first nine months of 1997, reflecting the continued elimination of duplicative overhead costs in consolidating acquisitions and greater efficiencies resulting from the Company's larger size. General and administrative expenses increased 21% to $37.2 million during the first nine months of 1998 from $30.8 million during the first nine months of 1997. The increase in general and administrative expenses was due primarily to the acquisition of additional resorts in the past year.

     Depreciation and amortization increased $3.9 million, or 91%, to $8.2 million in the first nine months of 1998 from $4.3 million in the first nine months of 1997. As a percentage of revenues, depreciation and amortization increased to 2.5% for the first nine months of 1998 from 1.7% for the first nine months of 1997. The increase in depreciation and amortization was driven by the amortization of goodwill associated with the Company's purchases of VI, Global, Marc, and MMG, as well as additional depreciation expense reflecting a larger base of depreciable assets from the prior period, including hardware and software costs related to the development of the Company's Club Sunterra exchange system.

     Interest expense -- other, reported net of capitalized interest, increased $20.8 million, or 289%, to $28.0 million for the first nine months of 1998 from $7.2 million in the first nine months of 1997. The increase was due primarily to increases in debt from public securities offerings and borrowings under its bank credit facilities, and from the Company's privately placed mortgage-backed securities issued in June 1998.

     Income before provision for income taxes increased 41% to $51.5 million for the nine months ended September 30, 1998 from $36.4 million for the nine months ended September 30, 1997. Income before provision for income taxes for the first nine months of 1997 excludes merger costs of $6.0 million and extraordinary charges of $0.8 million, both net of taxes.

     The Company's income tax rate was 39% for both nine month periods ending September 30, 1998 and 1997, resulting in net income of $31.3 million for the nine months ending September 30, 1998 and $15.2 million for the nine months ended September 30, 1997.

YEAR 2000

  Background

     The Company uses software that will be affected by the date change in the year 2000 and recognizes that the arrival of the year 2000 poses challenges that will require modifications of portions of its software to enable it to function properly. As the year 2000 approaches, date sensitive systems will recognize the year 2000 as 1900, or not at all. This may cause systems to process critical financial and operational information incorrectly. This is generally referred to as the Year 2000 issue. If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

APPROACH

     The Company has named a Year 2000 project director, reporting to the Company's Vice President and Chief Information Officer, to coordinate the Company's response to the Year 2000 issue. The Company has established a Year 2000 program office at its headquarters in Orlando, Florida, to handle all customer requests for compliance, survey, and other general information related to its Year 2000 programs. The Company has initiated a Year 2000 project (the "Project") designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers and customers that are not Year 2000 compliant, and to develop, implement, and test remediation and contingency plans to mitigate these risks throughout the Company's offices and resort locations. The Project encompasses the following phases:

PHASE 1 -- PLANNING AND AWARENESS

     Key tasks in the Planning and Awareness Phase include defining Year 2000 compliance throughout the Company, developing an initial project plan and budget, ensuring organizational awareness of Year 2000 compliance, and assessing the Project's potential impact and resource requirements on the Company. The Company is in the process of developing an Enterprise Schematic showing relationships for all computer systems and networks. The Company will accomplish this by conducting a complete inventory of all sites and resorts worldwide.

PHASE 2 -- INVENTORY

     In the Inventory Phase, the Company will establish a Year 2000 repository, which will contain all automated systems or inventory elements and every electronic partner and interface. The Company will assess known business and technical risks associated with each system and will assign a business priority to each system or inventory element. The Company will also develop plans, costs and schedules for the Detailed Assessment Phase.

PHASE 3 -- DETAILED ASSESSMENT

     The Detailed Assessment Phase will identify and classify all Year 2000 problems the Company has had and will group these problems into logical partitions for movement through the correction cycle (resolution, test and deployment). The Company will assess whether or not to repair, replace or retire specific affected systems.

PHASE 4 -- RESOLUTION

     In the Resolution Phase, the Company will implement resolution decisions and define system level go/no go decision criteria. The Company will obtain and apply any needed commercial off the shelf (COTS) Year 2000 resolution products and/or will develop and execute required customized solutions.

PHASE 5 -- TEST PLANNING

     The Test Planning Phase will include developing comprehensive test plans to prevent non-compliant solutions from reaching production operations. In addition, the Company will coordinate with third parties and electronic partner interfaces, formulate contingency plans, and obtain and construct mirror test environments and data.

PHASE 6 -- TEST EXECUTION

     In the Test Execution Phase, the Company will verify that all related development and test preparations are completed. The Company will fully test each partition or deployment entity, including bridges and data conversions. Included in this phase is the involvement of end users in test execution and user signoff for each compliant partition.

PHASE 7 -- DEPLOYMENT

     The Deployment Phase will ensure that contingency plans are in place. The Company will conduct final coordination with third parties and electronic partners, stage appropriate bridges and data conversion for deployment, deploy systems into the production environment, and execute final system validation.

PHASE 8 -- FOLLOW-UP

     In the Follow-up Phase, the Company will regulate continued Year 2000 compliance throughout its worldwide operations and will develop procedures to minimize the impact of compliance efforts on its business operations.

STATUS

     As part of an enterprisewide process reengineering commenced in 1997, the Company is replacing a substantial portion of its existing information systems with a fully integrated, enterprise information system, the financial portion of which its vendor warrants to be Year 2000 compliant, and warrants it to be able to support the majority of the Company's worldwide financial operations. The Company has been reviewing and will continue to review its financial and operating systems at each of its offices and resort locations and anticipates that this review will be completed by the end of 1998. Phase 1 is substantially complete and Phase 2 is in process, with the Company beginning to make inquiries of significant third parties as to their Year 2000 readiness.

     The remaining phases are in initial stages and are expected to be ongoing throughout the first half of 1999. It is the Company's goal to have the Project completed by the third quarter of 1999. Based upon the analyses conducted to date, the Company believes the major critical systems at the Company's offices and resort locations are either currently compliant or will be compliant by the third quarter of 1999.

COSTS

     The Company has not yet quantified the total costs of making its systems Year 2000 compliant. The Company is in the process of preparing a budget for the Project. The Company expects that the majority of costs incurred will relate to repairing certain software, testing systems and retrofitting or replacing some systems throughout the Company's offices and resort locations. The Company will capitalize and depreciate the cost of any replacement equipment and software over the expected useful life of the assets. The Company is expensing as incurred all costs related to software modification, as well as all costs associated with the Company's administration of the Project.

RISKS

     The Company utilizes computer systems in many aspects of its business and is continuing to evaluate Year 2000-related risks and to design and implement corrective actions. The risks associated with the Year 2000 problem are complex and can be difficult to identify and to address. Even if the Company, in a timely manner, completes all of its assessments, identifies and tests plans it believes to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

     The Company's Year 2000 project is currently in the Planning and Awareness and Inventory Phases, and, with respect to certain information systems and products, in the Detailed Assessment Phase. The Company believes that its greatest potential risks for Year 2000 issues are associated with its information systems and systems embedded in its operations and infrastructure. The Company has not yet determined the extent of contingency planning that may be required. The Company has not yet completed its assessments, developed remediation plans for all problems, developed contingency plans, or completely implemented or tested any of its remediation plans; therefore, the Company is not yet in a position to state the total cost of remediation of all Year 2000 issues. As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material.

     In many cases, the Company is relying on assurances from vendors and service providers that their systems will be Year 2000 compliant. The Company is exposed to the risk that one or more of its vendors or service providers could experience Year 2000 problems that impact the ability of such vendor or service provider to provide goods and services. To date, the Company is not aware of any vendor or service provider Year 2000 issue that the Company believes would have a material adverse impact on the Company's operations. However, the Company has no means of ensuring that its vendors or service providers will be Year 2000 ready. The inability of vendors or service providers to complete their Year 2000 resolution processes in a timely manner could adversely affect the Company's business or results of operations.

     Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from Year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Company. The likelihood and effect of such disruptions is not determinable at this time.

     Readers are cautioned that forward-looking statements contained in this Year 2000 discussion should be read in conjunction with the Company's disclosures regarding forward-looking statements contained in the final paragraph of Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash from (i) cash sales and cash down payments from sales of Vacation Ownership Interests, (ii) interest from its mortgages receivable portfolio, (iii) rental of unsold Vacation Ownership Interests, (iv) receipt of management, reservations and club fees, (v) commissions paid for the origination of European mortgages receivable, where the Company is paid a commission of 14% of the face value of certain mortgages originated for a third party U.K. financial institution, and (vi) sales of certain of the Company's mortgages receivable. In the first nine months of 1998, approximately 50% of total reported revenues were comprised of cash revenues from these sources. Additionally, financed vacation ownership sales provide the Company with a substantial stream of scheduled principal payments and customer prepayments of principal from its mortgages receivable portfolio.

     For the nine months ended September 30, 1998 and 1997, the Company used $42.1 million and $41.7 million in cash flows from operations, respectively. Excluding investment in real estate and development costs, the Company generated cash flows from operations of $84.0 million and $44.7 million for the nine months ended September 30, 1998 and September 30, 1997, respectively. Approximately 80% of the Company's total revenues in the first nine months of 1998 were from vacation ownership sales during which period the Company financed approximately 65% of its vacation ownership sales, with the 35% balance being cash sales. The Company finances vacation ownership sales and holds the related mortgages receivable to generate profit from such financing activities. The Company's significant financing activity typically results in its operating costs exceeding the initial cash proceeds received from sales of Vacation Ownership Interests.

     The Company has a number of alternatives to raise cash from its mortgages receivable portfolio. For example, the Company may sell mortgages receivable for cash, as the Company recently did with its sales of $101.9 million in receivables in the third quarter of 1998; originate them for a third party financial institution, and receive a fee, which the Company does in its European operations; convert them into cash through securitizations such as that recently completed by the Company in the second quarter of 1998; pledge them against its bank credit facility; or pursue other alternatives.

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

     During the first quarter of 1998, the Company entered into a $117.5 million senior bank credit facility (the "Senior Credit Facility"). The Senior Credit Facility has a variable borrowing rate based on the percentage of the Company's mortgages receivable pledged under such facility and the amount of funds advanced thereunder. The interest rate will vary between LIBOR plus 7/8% and LIBOR plus 1 3/8%, depending on the amount advanced against mortgages receivable. The Senior Credit Facility has a three-year term and contains customary covenants, representations and warranties and conditions to borrow. As of September 30, 1998, $68.0 million was available on the Senior Credit Facility.

     In April 1998, the Company completed its offering of $140 million aggregate principal amount of its 9 1/4% Senior Notes due 2006. The Company used most of the proceeds to retire existing indebtedness under the Senior Credit Facility. The Company used the balance of the net proceeds primarily to finance the acquisition and development of additional resorts and vacation ownership-related assets, and for working capital and other general corporate purposes.

     In June, the Company completed its securitization of $100.3 million aggregate principal amount of vacation ownership receivables -- backed notes (the "Securitized Notes"). The issue is structured as three classes of fixed rate notes rated as "AAA" "A" and "BBB". The Securitized notes are secured by first-mortgage liens bearing an average interest rate of 14.3% on Vacation Ownership Interests at 14 of the Company's resorts in the United States. At the time of issuance, the principal balance of the mortgages receivable securing the Securitized Notes was $106.3 million. The average rate of interest on the Securitized Notes is approximately 6.7%. The Company issued the Securitized Notes through a bankruptcy remote subsidiary, with no recourse to the Company for any defaults experienced by the portfolio. The Company treated the securitization as a financing transaction for accounting purposes. The mortgages receivable and the Securitized Notes remain on the Company's balance sheet and the Company recognized no gain or loss on the transaction. The Company recognizes both the interest income on the mortgages receivable and interest expense on the Securitized Notes. The Company used the proceeds primarily to finance the acquisition and development of additional resorts and vacation ownership-related assets, and for working capital and other general corporate purposes. Pending any such additional uses, the Company invests the excess proceeds in commercial paper, bankers' acceptances, other short-term investment-grade securities and money-market accounts.

     During the third quarter, the Company completed the sale of $101.9 million of gross mortgages receivable for $99.7 million in cash, in three separate transactions. After utilizing $66.3 million of the proceeds to purchase the Harich Tahoe Developments ("HTD") portfolio (Note 4), which was simultaneously sold, the Company used the remaining proceeds of the sales to repay $17.5 million of debt secured by these receivables and added the remaining $15.9 million in cash to the Company's assets.

     In July, as part of the HTD transaction described in Note 4, the Company sold $69.1 million face value of HTD's mortgages receivable for $66.3 million and retained a majority interest in the portfolio's excess spread.

     On September 30, 1998, the Company sold $21.5 million of mortgages receivables at their face amount (100% of par), retaining a majority interest in the receivables' excess spread (defined as the difference between the mortgages receivable coupon rate and the interest rate on the underlying investment by the purchaser). Also on September 30, 1998, the Company sold $11.3 million in mortgages receivable at 105% of their face amount to a separate purchaser. The Company retained no residual interest in these receivables.

     All of these sales were without recourse to the Company for defaults experienced by the portfolios. As a result of these sales, the Company recognized a gain on sale of $1.0 million, consisting of a $0.6 million cash gain and a $0.4 million non-cash gain. The cash portion of the gain resulted from the sale of receivables at 105% of par value, in which the Company has no continuing interest in the sold receivables. The non-cash gain resulted from the Company's sale of mortgages receivable at 100% of par value, in which the company retained a majority of the excess spread. The gain was calculated based on the net present value of the Company's portion of the excess spread income over the life of the mortgages receivable, adjusted for expected prepayments and defaults.

     As of September 30, 1998, the Company had approximately $68.0 million of additional borrowing capacity available under the Senior Credit Facility at rates ranging from LIBOR plus 7/8% to LIBOR plus 1 3/8%. The Company also had approximately $89 million of additional borrowing capacity under its hypothecated debt lines at prime plus 2%. These hypothecated lines expire between October 1998 and April 1999. As of September 30, 1998, excluding the Senior Credit Facility and the Securitization, the Company had $45.5 million outstanding under its notes payable collateralized by mortgages receivable and $5.2 million outstanding under its notes payable collateralized by unsold Vacation Ownership Interest inventory or other assets. Additionally, the Company had approximately $200 million of mortgages receivable which were unpledged to any financial institutions and which could be sold or pledged to raise additional cash as needed.

     The Company believes that, with respect to its current operations, the Senior Credit Facility and borrowing capacity under certain third-party lending agreements, together with cash on hand and cash generated from operations, future borrowings, or the sale of receivables, will be sufficient to meet the Company's working capital and capital expenditure needs for the next twelve months. However, depending upon conditions in the capital and other financial markets, the Company's growth, development and expansion plans, and other factors, the Company may from time to time consider the issuance of other debt or equity securities, the proceeds of which would be used to finance acquisitions, refinance debt, finance mortgages receivable or meet other operational needs. Any debt incurred or issued by the Company may be secured or unsecured, may bear interest at fixed or variable rates and may be subject to such terms, as management deems prudent. As of September 30, 1998, the Company was in compliance with all applicable covenants in its debt agreements.

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

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     10.1 Employment Agreement dated as of September 11, 1998 between the Company and L. Steven Miller.

     10.2 Indemnification Agreement dated as of September 11, 1998 between the Company and L. Steven Miller.

     10.3 Amendment No. 1 to Employment Agreement dated as of March 1, 1998 between the Company and Osamu Kaneko.

     10.4 Amended and Restated Employment Agreement dated as of July 27, 1998 between the Company and Michael A. Depatie.

     10.5 Form of Option Agreement under 1996 Equity Participation Plan of the Company, as amended.

     27.1 Financial Data Schedule

     (b) Reports on Form 8-K

     (1) Current Report on Form 8-K, dated July 15, 1998, filed with the Commission on July 21, 1998, announcing the change in the Company's name from Signature Resorts, Inc. to Sunterra Corporation.

     (2) Current Report on Form 8-K, dated September 9, 1998, filed with the Commission on September 10, 1998, announcing the appointment of L. Steven Miller as the Company's Chief Executive Officer and President, effective October 1, 1998, the appointment of Andrew Jody Gessow and Steven C. Kenninger as Co-Chairmen of the Board of Directors, the appointment of Osamu Kaneko to the Executive Committee of the Board of Directors, and the consolidation of all corporate functions into the Company's Orlando, Florida headquarters by mid-1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 1998                                 By: /s/ MICHAEL A. DEPATIE
                                               ----------------------------------------------
                                                             Michael A. Depatie
                                                    Director, Executive Vice President,
                                                        And Chief Financial Officer
                                                       (Principal Financial Officer)

Dated: November 16, 1998                                   By: /s/ JAMES D. WHEAT
                                               ----------------------------------------------
                                                               James D. Wheat
                                                             Vice President and
                                                            Corporate Controller