Form 10-K
period 1998-12-31
SUNTERRA CORP
filed 1999-03-31
CIK 1016577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459
                            ------------------------

                                   FORM 10-K

(MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 000-21193

                              SUNTERRA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MARYLAND                                     95-458215-7
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                             1781 PARK CENTER DRIVE
                             ORLANDO, FLORIDA 32835
                               "WWW.SUNTERRA.COM"

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (407) 532-1000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
   Common Stock, par value $0.01 per share                New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. YES [X] NO [ ].

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: YES [ ] NO [X].

    The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sales price of the Common Stock on March 18, 1999, as reported on the New York Stock Exchange, was approximately $274.2 million. At March 18, 1999 there were 35,912,596 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Certain portions of the Registrant's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's 1998 fiscal year, are incorporated by reference in part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     Unless the context otherwise indicates, the "Company" refers to Sunterra Corporation (formerly Signature Resorts, Inc.) and includes its corporate and partnership predecessors and wholly-owned subsidiaries and affiliates including AVCOM International, Inc. ("AVCOM") and its subsidiaries, which were acquired in February 1997 (the "AVCOM Acquisition"); Plantation Resorts Group, Inc. ("PRG") and its subsidiaries, which were acquired in May 1997 (the "PRG Acquisition"); LSI Group Holdings, plc (doing business as Sunterra Europe, "LSI") and its subsidiaries, which were acquired in August 1997 (the "LSI Acquisition"); Marc Hotels & Resorts, Inc. ("Marc"), which was acquired in October 1997 (the "Marc Acquisition"); Sunterra Pacific, Inc. (formerly known as Vacation International, Ltd.) and its subsidiaries ("Sunterra Pacific"), which were acquired in November 1997 (the "Sunterra Pacific Acquisition"); Global Development Ltd. and certain of its subsidiaries (the "Global Group"), which was acquired in December 1997 (the "Global Acquisition"); MMG Holding Corporation and its subsidiaries ("MMG"), which were acquired in February 1998 (the "MMG Acquisition"), and Harich Tahoe Developments and its subsidiaries ("HTD"), which were acquired in July 1998 (the "HTD Acquisition").

ITEMS 1 AND 2 BUSINESS AND PROPERTIES

THE COMPANY

     Sunterra Corporation is the world's largest vacation ownership company, as measured by resort locations and owner families. Currently, the Company has 89 resort locations in North America, Europe, the Caribbean and Japan. The Company's resort locations are in a variety of popular vacation destinations, including California, Hawaii, Arizona, Florida, South Carolina, Virginia, the Caribbean, Mexico, France, the United Kingdom, Spain, Japan and the Canary Islands. Through both internal development and strategic acquisitions, the Company has expanded the number of its resort locations and its owner family base from nine resort locations and approximately 25,000 owner families at the time of its August 1996 initial public offering to 87 resort locations and approximately 240,000 owner families at December 31, 1998. The Company has acquired interests in two additional resort locations in 1999.

     The Company's operations consist of (i) marketing and selling vacation ownership interests at its resort locations and off-site sales centers, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity ("Vacation Intervals"), and vacation points which may be redeemed for occupancy rights for varying lengths of stay at participating resort locations ("Vacation Points," and together with Vacation Intervals, "Vacation Interests"), (ii) acquiring, developing and operating vacation ownership resorts, (iii) providing consumer financing to individual purchasers for the purchase of Vacation Interests at its resort locations and off-site sales centers and (iv) providing resort rental, management and maintenance services for which it receives fees paid by the resorts' homeowners' associations.

     The Company markets Vacation Interests as Sunterra Resorts and offers points-based vacation ownership systems in North America through Club Sunterra and the Vacation Time Share Program (the "VTS Program"), in Europe through the Grand Vacation Club ("GVC") and in Japan through Sunterra Japan Vacation Club ("SJVC"). The Company also markets Vacation Intervals at four Embassy Vacation Resorts ("EVR"), which operate under an agreement with Promus Hotel Corporation ("Promus") and one Westin Vacation Club ("WVC") resort which is operated and managed by Starwood Hotels and Resorts Worldwide, Inc. ("Starwood").

     The Company provides mortgage financing for approximately 65% of its Vacation Interests sales. In addition to enhancing sales revenues, financing customer receivables generates attractive profit margins and cash flows from the spread between interest rates charged by the Company on its mortgages receivable and the Company's cost of capital. This financing is typically collateralized by the underlying Vacation Interests.

RECENT DEVELOPMENTS

     Acquisition of Interests in New Resorts. In January 1999, the Company acquired one resort in Soriano nel Cirino, Italy (approximately 20 minutes outside of Rome) and entered into a leasing agreement with respect to eight units located at one resort in Izu, Japan. These resorts will be included in the GVC and SJVC points-based vacation ownership systems, respectively.

     New Management Changes and Organizational Alignment. In January 1999, the Company announced a realignment of its business units and the consolidation of management to its Orlando, Florida headquarters. The Company is now organized under the following six integrated business units, with the heads of each business unit reporting directly to L. Steven Miller, Chief Executive Officer and President: Sales; Owner Services; Finance and Administration; Legal; Sunterra Europe; and Marketing.

     The Sales business unit operates under the direction of James E. Noyes, Executive Vice President -- Sales. Mr. Noyes manages the development and operation of a fully integrated global sales system designed to maximize the demand for the Company's resorts.

     The Owner Services business unit operates under the direction of Charles C. Frey, Senior Vice President -- Owner Services. Mr. Frey manages all service functions related to owners, guests and visitors, including hospitality management and call center operations (reservation, travel and membership services), as well as construction for both newly acquired and existing resorts.

     The Finance and Administration business unit operates under the direction of Richard Goodman, Executive Vice President and Chief Financial Officer. Mr. Goodman manages all finance, treasury, accounting and investor relations functions, as well as human resources, information technology, risk management and acquisition and development.

     The Legal business unit operates under the direction of Thomas A. Bell, Senior Vice President and General Counsel. Mr. Bell manages all legal matters, including shareholder matters, federal filings, legislative developments and governmental agency relations.

     The Sunterra Europe business unit operates under the direction of Richard Harrington, Managing Director-Sunterra Europe. Mr. Harrington manages all European operations.

     The Marketing business unit is responsible for the development and commercialization of the Company's brand, products and markets. The Company is currently evaluating candidates to head the Marketing business unit.

BUSINESS STRATEGY

     The Company's business strategy is designed to (i) implement Club Sunterra and grow its vacation club membership base, (ii) expand its resort network through development and acquisition, (iii) increase sales through existing and future resort locations and off-site sales centers, (iv) improve operating efficiencies and profitability, and (v) expand rental services and property management businesses.

     Club Sunterra. The Company is currently introducing Club Sunterra to its sales centers on a resort-by-resort basis, which is anticipated to be fully implemented at all wholly-owned Sunterra resorts by the end of 1999. Club Sunterra is a new points-based vacation ownership system, enabling members to vacation at any resort in the Club Sunterra network by utilizing their annual allotment of points ("SunOptions") as a vacation currency. The Company believes the flexibility of its Club Sunterra product will expand the market for vacation ownership, as it is designed to evolve with an owner's life style changes, and enable the Company to target a wider base of new potential customers.

     Through Club Sunterra, the Company believes that it has created a superior product which provides customers with the variety and flexibility they desire in their vacation experiences. The Company believes Club Sunterra increases the value of vacation ownership by offering customers a superior product and myriad of options for vacation planning. Club Sunterra creates an affinity relationship with the owner base and provides the platform for cross marketing opportunities for leisure time products and services.

     In addition, the Club Sunterra membership business generates annual recurring revenues to the Company, which currently are $139 per member per year. This fee entitles such member to participate in the Club Sunterra vacation ownership system, including fee-less exchanges within the Club Sunterra resort network and an annual membership to a third party exchange company for exchanges outside of the Club Sunterra resort network.

     Expand Resort Network. A larger network of resorts provides the Company's owners, guests and potential customers more vacation choices. With the implementation of Club Sunterra, a continually expanding network of resorts provides the Company's current and future owners more options to customize their vacations.

     In addition, the expanded network of resorts will provide a greater base of resorts to distribute and sell Vacation Interests, leverage the development of more sophisticated delivery and support systems, and create a consumer brand.

     The Company has achieved its leading position in the industry by developing and acquiring desirable resorts at attractive prices which the Company believes will allow it to achieve above average returns. Management believes that its proven acquisition and development record and public company status give the Company a competitive advantage in acquiring assets, businesses and operations in the fragmented vacation ownership industry. The Company's continued development of its infrastructure, building of its management team, and implementation of Club Sunterra further enable the Company to successfully integrate future acquisitions into its operations.

     Increase Sales. The Company intends to increase sales of Vacation Interests through the implementation of its more flexible vacation ownership product, Club Sunterra. Through Club Sunterra, customers have access to the Company's network of resorts and the flexibility to choose the season, location, duration and unit size, based on their annual allotment of SunOptions. Club Sunterra is designed to profile the entire resort network, enabling purchasers to have a home resort advantage, yet also the ability to use their SunOptions to experience a vacation or multiple vacations at any of the resorts in the network. The Company believes sales opportunities will significantly increase at all resort locations as well as at off-site centers because the sales and marketing processes are no longer associated with just one resort. This selling process increases customer contact which, over time, will increase each customer's affinity with Club Sunterra and the Sunterra Resorts brand.

     The Company also expects to enhance sales through its network of off-site sales centers and larger distribution channels. There are currently seven and seventeen off-site sales centers operating in the United States and Europe, respectively. In addition, the Company's expansion of its resort network will provide additional distribution outlets for the sale of Vacation Interests.

     Improve Operating Efficiencies and Profitability. The Company intends to improve operating efficiencies and profitability by implementing the Club Sunterra points-based vacation ownership system and consolidating and centralizing several key operating functions including mortgages receivable processing, call center and reservations services, all of which were typically performed at each resort location. Additionally, by leveraging against a larger customer base, the Company anticipates that it will be able to lower its cost associated with delivering services.

     Expand Rental Services and Property Management Businesses. The Company intends to expand its rental services operations and property management business. To date, the Company believes an efficient rental market does not currently exist with respect to vacation ownership resorts, other resorts and condominium accommodations. The Company intends to develop services which are designed to increase efficiency of a rental market and capitalize on the growing need of owners to provide the flexibility associated with rental of their accommodations. The Company intends to pursue these opportunities by utilizing its traditional sales channels and through its Club Sunterra reservations systems. Additionally, the Company believes substantial opportunities exist to increase its property management business, both for owned vacation ownership resorts and for other vacation ownership resorts as well as hotels, condominiums and other resorts.

THE VACATION OWNERSHIP INDUSTRY

     The Market. The resort component of the leisure industry primarily is serviced by two separate alternatives for overnight accommodations: commercial lodging establishments and vacation ownership resorts. Commercial lodging consists of hotels and motels in which a room is rented on a nightly, weekly or monthly basis for the duration of the visit and is supplemented by rentals of privately-owned condominium units or homes. For many vacationers, particularly those with families, the space provided to the guest relative to the cost (without renting multiple rooms) is not economical. Also, room rates and availability at such establishments are subject to change periodically. In addition to providing improved lifestyle benefits to owners, vacation ownership presents an economical alternative to commercial lodging for vacationers.

     The vacation ownership industry represents one of the fastest growing segments of the lodging industry. According to the American Resort Development Association ("ARDA") and other industry sources, during the 17 year period ending in 1997, worldwide Vacation Interest sales volume increased from $490 million in 1980 to an estimated $6.0 billion in 1997, a compounded annual growth rate of 15.9%. Vacation ownership has size and reach, with more than 5,000 vacation ownership resorts in over 80 countries and 4.5 million vacation ownership families in 174 countries worldwide. The January 1999 issue of "Vacation Ownership World" indicated that the top 38 companies in the vacation ownership industry (representing approximately 66% of the market) generated 24% growth in year-over-year Vacation Interest sales in 1998.

     As shown in the following charts, according to ARDA, the worldwide vacation ownership industry has expanded significantly since 1980 both in Vacation Interest sales volume and number of Vacation Interest owners.

           [Chart                                          [Chart
indicating Interest Sales Volume]           indicating Vacation Interest Owners]

    Source: ARDA (includes, with respect to 1995, 1996 and 1997 unpublished estimates provided by ARDA)

     The Company believes that overall, the vacation ownership industry offers many vacationers a superior economic value and a more flexible alternative to traditional commercial lodging accommodations, and as a result, has historically achieved high levels of customer satisfaction. A survey of vacation owners conducted by ARDA in 1997 found that approximately 85% were either satisfied or very satisfied with their vacation ownership purchase. ARDA also found that about 76% of purchasers consider their time-of-purchase expectations to have been matched or exceeded and that approximately 72% of owners eventually purchase additional vacation ownership time. The average vacation ownership customer owns 1.7 vacation ownership weeks. Industry research also suggests that customer satisfaction increases with length of ownership, age, income, multiple location ownership and accessibility to Vacation Interest exchange networks.

     Increased government regulation, higher standards of quality and service, increased flexibility and the rapid entry of a number of well-organized lodging and entertainment companies, including Marriott Ownership Resorts ("Marriott"), The Walt Disney Company ("Disney"), Four Seasons Hotel & Resorts ("Four Seasons"), Hilton Hotels Corporation ("Hilton"), Hyatt Corporation ("Hyatt"), Promus Hotel Corporation ("Promus") and Starwood Hotels and Resorts Worldwide, Inc. ("Starwood"), have enhanced the industry's image and increased consumer satisfaction.

     Sunterra believes it has significant opportunities to capitalize on positive industry dynamics including continued worldwide industry growth and favorable trends in consumer demographics. The large Baby Boomer market segment is projected to reach its greatest ever concentration in the next ten years, with an estimated 40 million people turning 50 years old over that period. Additionally, the Generation X market segment has the highest awareness of and receptivity to vacation ownership products that has ever been experienced in the 21 to 35 year old category. Demographic trends favor continuing growth in overall demand for vacation ownership products, as the population of individuals aged 45 to 60 is expected to increase by more than 50% in the United States within the next decade. Historically, individuals age 45 to 60 represent a market with significant discretionary income and have been the vacation ownership industry's primary target market. In addition, the Company will seek to capture an increasing share of the overall worldwide leisure travel and hotel stay markets, providing substantial opportunities to increase market share from contiguous, yet non-traditional marketing channels.

DESCRIPTION OF THE COMPANY'S RESORT LOCATIONS

     Currently, the Company has 89 resort locations, which include 33 resort locations sold as Vacation Intervals and 56 resort locations sold in points-based vacation ownership systems. With respect to the Company's resorts, all of the units are fully-furnished, and include telephones, televisions, VCRs and stereos, and all but the studio units feature full kitchens. Most of the units contain a washer and dryer, microwave and outdoor barbecue grill. Many units also include a private deck.

     The Company offers Vacation Interests through the following six principal products:

     Sunterra Resorts -- Club Sunterra. The Company is in the process of introducing Club Sunterra to each resort location and off-site sales center and plans to complete the roll-out by the end of 1999. Until Club Sunterra is introduced to individual resorts, the resorts will continue to sell Vacation Intervals. Vacation Intervals at the Company's Sunterra Resorts generally sell for $5,000 to $11,000 for a studio unit, $7,000 to $13,000 for a one-bedroom unit, $8,000 to $20,000 for a two-bedroom unit, $10,000 to $21,000 for a three-bedroom unit and $12,000 to $22,000 for a four-bedroom unit.

     Sunterra Europe -- Grand Vacation Club. GVC allows members to purchase an annual allotment of points that can be redeemed for occupancy rights at GVC's European resorts and at other participating resorts. The Company markets GVC in the United Kingdom, Spain, Portugal, Italy, France and Austria. Each GVC member receives a new allotment of points each year throughout the term of its membership in the club.

     Sunterra Pacific -- Vacation Time Share Program. The VTS Program is marketed to potential buyers in the United States, Canada and Mexico. The VTS Program is a points-based vacation ownership system much like GVC in that it allows members to purchase Vacation Points that are redeemed for occupancy rights at participating VTS Program resorts. Each VTS Program member receives a new allotment of points each year throughout the term of its membership in the program.

     Sunterra Japan -- SJVC. The Company markets SJVC to potential buyers in Japan. SJVC is much like GVC in that it allows members to purchase Vacation Points that are redeemed for occupancy rights at participating Sunterra Japan resorts.

     Embassy Vacation Resorts. Vacation Intervals at the Company's four EVR resorts generally sell for $13,000 to $26,000. EVR resorts are designed to provide vacation ownership accommodations that offer the same high quality and value that is represented by the more than 140 Embassy Suites hotels throughout North America. The Company is one of two licensees and operators of EVR resorts.

     Westin Vacation Club Resort. Vacation Intervals at the Company's one WVC resort sell for $18,000 to $20,000.

     The Company also has six other resort locations, which are not affiliated with the above-mentioned products.

     As of December 31, 1998, the Company had the following number of resorts, completed units, potential unit expansion, total potential units and current inventory of Vacation Intervals or Vacation Points by product offering:

                                                                                                             CURRENT
                                                                                                          INVENTORY(C)
                                                    NUMBER                 POTENTIAL       TOTAL     -----------------------
                                                      OF      COMPLETED       UNIT       POTENTIAL     VACATION     VACATION
                                                    RESORTS   UNITS(A)    EXPANSION(B)     UNITS      INTERVALS      POINTS
                                                    -------   ---------   ------------   ---------    ---------     --------
Sunterra Resorts..................................    27        2,300        2,302         4,602        16,091           --
Sunterra Europe -- GVC............................    24        1,835          231         2,066            --      470,302
Sunterra Pacific -- VTS Program...................    22          776           --           776            --      169,674
Sunterra Japan -- SJVC............................     3           48           --            48            --      180,708
Embassy Vacation Resorts..........................     4          504          456           960        12,605           --
Westin Vacation Club Resorts......................     1           48           48            96         1,557           --
Other.............................................     6           66           --            66         1,310           --
                                                      --        -----        -----         -----       -------      -------
        Total.....................................    87        5,577        3,037         8,614        31,563      820,684

(a) Completed units represent only those units that have received their certificate of occupancy as of December 31, 1998. The Company generally is able to sell 51 Vacation Intervals with respect to each unit at its resorts.

(b) Potential unit expansion includes, as of December 31, 1998, (i) units then under construction and (ii) units planned to be developed on land then owned by the Company or under option to be acquired and which were not then under construction. The Company estimates that it would incur approximately $400 million to develop all of the potential unit expansion. However, except for the projects currently under construction (the costs of which completing are expected to be approximately $14.3 million in 1999), the Company has not committed to develop any other of the potential unit expansion.

(c) Current inventory of Vacation Intervals or Vacation Points represents only those unsold Vacation Intervals or Vacation Points that have received their certificate of occupancy as of December 31, 1998.

     The following tables set forth the name and location, as of December 31, 1998, of each of the Company's 87 resort locations. Of the resort locations set forth below, the EVR Poipu Point and Kaanapali Beach, the NorthBay at Lake Arrowhead, Ridge Point Tahoe and the WVC St. John are held in partnership with third parties.

                  RESORT                                    LOCATION
                  ------                                    --------
SUNTERRA RESORTS
  Avalon                                   Deerfield Beach, Florida
  Bent Creek Golf Village                  Gatlinburg, Tennessee
  Carambola Beach                          St. Croix, USVI
  Coral Sands                              Miami Beach, Florida
  Cypress Pointe                           Lake Buena Vista, Florida
  Flamingo Beach                           St. Maarten, Netherlands Antilles
  Ft. Lauderdale Beach                     Ft. Lauderdale, Florida
  Greensprings Plantation                  Williamsburg, Virginia
  The Highlands at Sugar                   Banner Elk, North Carolina
  Mountain Meadows                         Pigeon Forge, Tennessee
  The Plantation at Fall Creek             Branson, Missouri
  Polynesian Isles                         Orlando, Florida
  Powhatan Plantation                      Williamsburg, Virginia
  The Ridge on Sedona Golf                 Sedona, Arizona
  Royal Dunes                              Hilton Head, South Carolina
  Royal Palm Beach                         St. Maarten, Netherlands Antilles
  San Luis Bay                             Avila Beach, California
  The Savoy on South Beach                 Miami Beach, Florida
  Scottsdale Villa Mirage                  Scottsdale, Arizona
  Sedona Springs                           Sedona, Arizona
  Sedona Summit                            Sedona, Arizona

                  RESORT                                    LOCATION
                  ------                                    --------
  Town Square                              Gatlinburg, Tennessee
  Town Village                             Gatlinburg, Tennessee
  Villas at Poco Diablo                    Sedona, Arizona
  Villas de Santa Fe                       Santa Fe, New Mexico
  Villas of Sedona                         Sedona, Arizona
  Villas on the Lake                       Montgomery, Texas
SUNTERRA EUROPE -- GRAND VACATION CLUB
  The Alpine Club                          Schladming, Austria
  Carlton Court                            London, England
  Club del Carmen                          Lanzarote, Canary Islands
  Club Mougins                             Cannes, France
  Flanesford Priory Country Estate         Herefordshire, England
  Kenmore Club                             Perthshire, Scotland
  Le Moulin de Connelles                   Normandy, France
  Los Amigos Beach Club                    Costa del Sol, Spain
  Marina Baie des Anges                    Nice, France
  Pine Lake Resort                         Lancashire, England
  Royal Oasis Club at Benal Beach          Costa del Sol, Spain
  Royal Oasis Club at La Quinta            Costa del Sol, Spain
  Royal Sunset Beach Club                  Tenerife, Canary Islands
  Royal Tenerife Country Club              Tenerife, Canary Islands
  Sahara Sunset Club                       Costa del Sol, Spain
  Santa Barbara Golf & Ocean Club          Tenerife, Canary Islands
  Sunset Bay Club                          Tenerife, Canary Islands
  Sunset Harbour Club                      Tenerife, Canary Islands
  Sunset View Club                         Tenerife, Canary Islands
  Vilar do Golf                            Algarve, Portugal
  White Sands Beach Club                   Menorca, Balearic Islands
  White Sands Country Club                 Menorca, Balearic Islands
  Woodford Bridge Country Club             North Devon, England
  Wychnor Park Country Club                Straffordshire, England
SUNTERRA PACIFIC -- VTS PROGRAM
  Clock Tower                              Whistler, British Columbia
  Elkhorn Village(1)                       Sun Valley, Idaho
  Embarcadero(1)                           Newport, Oregon
  Fairway Villa                            Oahu, Hawaii
  Hololani                                 Maui, Hawaii
  Kapaa Shore                              Kauai, Hawaii
  Kihei Kai Nani                           Maui, Hawaii
  Kingsbury                                Stateline, Nevada
  Marina Inn(1)                            Oceanside, California
  Oasis                                    Palm Springs, California
  Papakea                                  Maui, Hawaii
  The Pines at Sunriver                    Sunriver, Oregon
  Point Brown Resort                       Ocean Shores, Washington
  Pono Kai                                 Kauai, Hawaii
  Royal Kuhio                              Oahu, Hawaii
  Sea Mountain                             Big Island, Hawaii

                  RESORT                                    LOCATION
                  ------                                    --------
  Sea Village                              Big Island, Hawaii
  Tahoe Beach & Ski                        S. Lake Tahoe, California
  Torres Mazatlan                          Mazatlan, Mexico
  Vallarta Torre                           Puerto Vallarta, Mexico
  Valley Isle                              Maui, Hawaii
  The Village at Steamboat                 Steamboat Springs, Colorado
SUNTERRA JAPAN--SJVC
  Kawaguchiko                              Yamanashi, Japan
  Minamibousoh(1)(2)                       Chiba, Japan
  Naeba                                    Niigat, Japan
EMBASSY VACATION RESORTS
  Grand Beach(1)                           Orlando, Florida
  Kaanapali Beach                          Maui, Hawaii
  Lake Tahoe(1)                            S. Lake Tahoe, California
  Poipu Point                              Kauai, Hawaii
WESTIN VACATION CLUB
  St. John(1)                              St. John, USVI
OTHER
  Los Clavales(1)                          Tenerife, Canary Island
  Malibu Village(1)                        Roussilon, France
  Northbay at Lake Arrowhead               Lake Arrowhead, California
  Playa Paraiso                            Majorca, Spain
  Ridge Pointe Tahoe(1)                    S. Lake Tahoe, California
  Tahoe Seasons(1)                         S. Lake Tahoe, California

---------------
(1) Units owned by the Company at the resort are managed by a third party management company.

(2) The Company is currently leasing units at this resort.

CUSTOMER FINANCING

     The Company offers consumer financing to the purchasers of Vacation Interests at the Company's resort locations and off-site sales centers who make a down payment generally equal to at least 10% of the purchase price. This financing generally bears interest at fixed rates and is collateralized by the underlying Vacation Interest.

     At December 31, 1998, the Company's mortgages receivable portfolio included approximately 52,000 promissory notes totaling approximately $358.9 million, with a stated maturity of typically seven to ten years and a weighted average interest rate of 14.5% per annum. Consumer loans in excess of 60 days past due, including defaulted loans and loans in the deed-in-lieu process, at December 31, 1998, were 7.4% as a percentage of gross mortgages receivable. As of December 31, 1998, the Company's allowance for doubtful accounts, which is net of recoveries, was 6.4% as a percentage of gross mortgages receivable. Management believes that this percentage is an adequate reserve for expected loan losses because the past due loan amounts do not include amounts recovered from the underlying Vacation Interests nor do all past due loans become defaulted loans.

     The Company has entered into agreements with lenders for the Company's financing or sale of customer receivables. At December 31, 1998, the Company had approximately $123.1 million of additional borrowing capacity available, which could be used for financing mortgages receivables and other general corporate purposes.

     Sunterra Europe currently contracts with a third-party bank to provide financing to purchasers of Vacation Points in its GVC and is paid an upfront commission of approximately 14% (which includes a

1% commission contingent on the Company meeting certain volume thresholds) of the principal amount of eligible consumer loans on a non-recourse basis.

SALES AND MARKETING

     The Company's primary means of selling Vacation Interests is through both on-site and off-site sales teams. A variety of marketing programs are employed to generate prospects for these sales efforts, which include targeted mailings, overnight mini-vacation packages, gift certificates, seminars and various destination-specific local marketing efforts. Additionally, incentive premiums are offered to guests and other potential customers to encourage resort tours, in the form of entertainment tickets, hotel stays, gift certificates or free meals. The Company's sales process is tailored to each prospective buyer based upon the marketing program that brought the prospective buyer to the resort for a sales presentation. Prospective target customers are identified through various means of profiling, and are intended to include current owners of Vacation Interests.

ACQUISITION PROCESS

     The Company obtains information with respect to resort acquisition opportunities through interaction by the Company's management team with resort operators, real estate brokers, lodging companies or financial institutions with which the Company has established business relationships. From time to time, the Company is also contacted by lenders and property owners who are aware of the Company's development, management, operations and sales expertise with respect to vacation resort properties.

     During 1998, the Company acquired in separate transactions MMG, HTD, and an additional ten resorts located in the United States, Europe, and Japan. The Company has expertise in all areas of resort development including, but not limited to, architecture, construction, finance, management, operations and sales.

     Management believes that its proven acquisition and development record and public company status give the Company a competitive advantage in acquiring assets, businesses and operations in the fragmented vacation ownership industry that will prove to increase operating profits and enable Club Sunterra to expand.

RENTAL OPERATIONS

     The Company generates additional revenue by renting the unsold or unused Vacation Interests at certain of its resorts. The Company rents unoccupied units both through direct consumer sales, travel agents and/or vacation package wholesalers. In addition to providing the Company with supplemental revenue, the Company believes its room-rental operations provide it with a good source of potential customers for the purchase of Vacation Interests. As part of the management services provided by the Company to Vacation Interests owners, the Company receives a fee for services provided to rent an owner's Vacation Interests in the event the owner is unable to use or exchange the Vacation Interests. In addition, the Company has purchased traditional resort condominiums and resort hotels with the intention of converting each such resort location to a vacation ownership property. Until such time as a unit at each resort is sold as Vacation Interests, the Company continues (and will continue) to rent the underlying unit on a nightly basis. Resorts acquired in the future may be operated in this fashion during the start-up of Vacation Interests sales.

RESORT MANAGEMENT

     The Company's resort locations are (i) generally managed by the Company pursuant to management agreements with homeowner associations with respect to each of the Company's Sunterra Resorts, (ii) managed by Promus pursuant to management agreements with the Company with respect to EVR Grand Beach and EVR Lake Tahoe and (iii) managed by Westin with respect to the WVC resort. At December 31, 1998, the Company managed 27 Sunterra Resorts, two EVR resorts, 19 Sunterra Pacific resorts and 24 Sunterra Europe resorts. The Company manages third party units at an additional 18 resorts in Hawaii. The remaining resort locations are managed by third party management companies. See "-- Description of the Company's Resort Locations."

     At each of the Company's managed resort locations, the Company enters into a management agreement to provide for management and maintenance of the resort. Pursuant to each such management agreement the Company is typically paid a monthly management fee equal to 10% to 15% of monthly maintenance fees. The management agreements are typically for a three-year period, automatically renewable annually unless notice of non-renewal is given by either party. Pursuant to each management agreement, the Company has primary responsibility and authority for all activities necessary for the day-to-day operation of the managed resort locations, including administrative services, procurement of inventories and supplies and promotion and publicity. With respect to each managed resort location, the Company generally also obtains comprehensive and general public liability insurance, all-risk property insurance, business interruption insurance and such other insurance as is customarily obtained for similar properties. The Company also provides all managerial and other employees necessary for the managed resort locations, including those necessary for review of the operation and maintenance of the resorts, preparation of reports, budgets and projections, employee training, and the provision of certain in-house legal services. At EVR Grand Beach and EVR Lake Tahoe, Promus provides these services, and the Company shares in the profitability of these agreements. Sunterra Europe manages each resort in GVC pursuant to contracts that typically provide for a management fee of 15% of monthly maintenance fees to be paid to Sunterra Europe.

VACATION INTERVAL OWNERSHIP

     The purchase of a Vacation Interval typically entitles the buyer to use a fully furnished vacation residence, generally for a one-week period each year, in perpetuity. Typically, the buyer acquires an ownership interest in the vacation residence, which is often held as tenant in common or similar legal arrangement with other buyers of Vacation Interests in the property.

     The owners of Vacation Intervals manage the property through a non-profit homeowners' association, which is governed by a board consisting of representatives of the developer and owners of Vacation Intervals at the resort. The board hires a management company, delegating many of the rights and responsibilities of the homeowners' association, as described above, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repair and maintenance.

     Each Vacation Interval owner is required to pay the homeowners' association a share of all costs of maintaining the property. These charges (generally $300 to $700 per Vacation Interval) can consist of an annual maintenance fee plus applicable real estate taxes and, where needed, special assessments, assessed on an as-needed basis. If the owner does not pay such charges, the owner's use rights may be suspended and the homeowners' association may foreclose on the owner's Vacation Interval.

POINTS-BASED VACATION OWNERSHIP

     In general, under a points-based vacation ownership system, owners (usually referred to as members) purchase points which act as an annual currency entitlement for occupancy rights at any of the club's participating resorts. The Company's Club Sunterra points-based vacation ownership system operates on a basis very similar to the standard Vacation Interval ownership structure in that members have a home resort, and have a deeded, fee-simple interest in a particular unit at that home resort. The advantages of a points-based vacation ownership system relate to the flexibility given to members with respect to the usage of their Vacation Points versus the usage of a traditional Vacation Interval. In traditional Vacation Interval ownership, owners can either use their Vacation Interval for a one-week stay in a specific unit size in a specific resort or exchange through an external exchange organization (i.e., Resort Condominiums International, LLC ("RCI") or Interval International, Inc. ("II")). Because Vacation Points function as currency under a points-based vacation ownership system, owners can, subject to availability, choose the location, season, duration and unit size of their vacation, based on their annual Vacation Points allocations. Additionally, in a points-based vacation ownership system, owners can redeem their points for a stay in any one of the resorts included in the club without having to exchange through an external exchange company such as RCI or II. Members of Club Sunterra are, however, able to exchange through RCI for vacation stays at resorts outside of the Club Sunterra resort network if they desire, as the $139 annual Club Sunterra membership fee includes annual membership in RCI.

     Each Vacation Points owner is required to pay the homeowners' association a share of all costs of maintaining the properties in the resort network (depending on the number of SunOptions owned). These charges consist of an annual maintenance fee plus applicable real estate taxes and special assessments, assessed on an as-needed basis. If the owner does not pay such charges, the owner's use rights may be suspended and the homeowners' association may foreclose on the owner's Vacation Points.

     The Company currently operates four points-based vacation ownership systems: Club Sunterra (currently six resort locations in the United States), Sunterra Europe -- GVC (currently 25 resort locations in Europe), Sunterra Pacific -- VTS Program (currently 22 resort locations in North America) and Sunterra Japan -- SJVC (currently four resort locations in Japan). Club Sunterra operates as an umbrella points-based vacation ownership system for its European and North American operations. In addition to attracting new owners, the Company will market Club Sunterra to its existing base of owner families.

PARTICIPATION IN VACATION INTEREST EXCHANGE NETWORKS

     The Company believes that its Vacation Interests are made more attractive by the Company's participation in Vacation Interest exchange networks operated by RCI and II. In a 1998 study sponsored by ARDA, the exchange opportunity was cited by purchasers of Vacation Interests as one of the most significant factors in determining whether to purchase a Vacation Interests. Participation in RCI and II allows the Company's customers to exchange their occupancy right in a particular year in the unit in which they own a Vacation Interest for an occupancy right at the same time or a different time in another participating resort, based upon availability and the payment of a variable exchange fee. Members may exchange their Vacation Interests for occupancy rights in another participating resort by listing their Vacation Interests as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired and the period during which occupancy is desired. Both RCI and II assign ratings to each listed Vacation Interest. These ratings are based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the Vacation Interest is available, and attempts to satisfy the exchange request by providing an occupancy right in another vacation interest with a similar rating. If RCI or II is unable to meet the member's initial request, it suggests alternative resorts based on availability.

COMPETITION

     The Company competes with both branded and non-branded hospitality and lodging companies, as well as other established vacation ownership companies. Although major lodging and hospitality companies such as Marriott, Disney, Hilton, Hyatt, Four Seasons, Inter-Continental Hotels and Resorts ("Inter-Continental"), Carlson Companies, Promus and Starwood have established or declared an intention to establish vacation ownership operations in the past decade, the industry remains largely unbranded and highly fragmented. However, the majority of the approximately 5,000 worldwide vacation ownership resorts are owned and operated by smaller, regional companies.

     In addition, the Company also competes with the buyers of its Vacation Intervals who subsequently decide to resell those Vacation Intervals. While the Company believes, based on experience at its resorts, that the market for resale of Vacation Intervals by buyers is presently limited, such resales are typically at prices substantially less than the original purchase price. The market price of Vacation Intervals sold by the Company at a given resort or by its competitors in the market in which each resort is located could be depressed by a substantial number of Vacation Intervals offered for resale.

GOVERNMENTAL REGULATION

     General. The Company's marketing and sales of vacation interests are subject to extensive regulations by the federal government and the states and foreign jurisdictions in which its resort properties are located and in which vacation interests are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject includes the Truth-In-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Interstate Land Sales Full Disclosure Act, Telephone Consumer Protection Act, Telemarketing and Consumer Fraud and Abuse Prevention Act, Fair Housing Act and the Civil Rights Act of 1964 and 1968. In addition, many states have adopted specific laws and regulations regarding the sale of vacation interest ownership programs. The laws of most states, including Florida, South Carolina and Hawaii require the Company to file with a designated state authority for its approval a detailed offering statement describing the Company and all material aspects of the project and sale of vacation interests. The laws of California require the Company to file numerous documents and supporting information with the California Department of Real Estate, the agency responsible for the regulation of vacation interests. When the California Department of Real Estate determines that a project has complied with California law, it will issue a public report for the project. In most states, the Company is required to deliver an offering statement or public report to all prospective purchasers of vacation interests, together with certain additional information concerning the terms of the purchase. Laws in most states where the Company sells vacation interests generally grant the purchaser of a vacation interest the right to cancel a contract of purchase at any time within a period ranging from 3 to 15 calendar days following the earlier of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by the Company. Most states have other laws that regulate the Company's activities such as real estate licensure; exchange program registration; sellers of travel licensure; anti-fraud laws; telemarketing laws; price gift and sweepstakes laws; and labor laws. The Company believes that it is in material compliance with all federal, state, local and foreign laws and regulations to which it is currently or may be subject. However, no assurance can be given that the Company will not incur significant costs in qualifying under vacation interest ownership regulations in all jurisdictions in which the Company desires to conduct sales. Any failure to comply with applicable laws or regulations could have material adverse effect on the Company.

     Certain state and local laws may also impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property. Pursuant to such laws, future owners may recover from the Company amounts in connection with the repairs made to the developed property.

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

     The marketing and sales of the GVC points-based vacation ownership system and its other operations are subject to national and European regulation and legislation. Within the European Community (which includes all the countries in which the Company conducts its operations), the European Timeshare Directive of 1994 regulates vacation ownership activities. The terms of the Directive require the Company to issue a disclosure statement providing specific information about its resorts and its vacation ownership operations as well as making mandatory a 10-day rescission period and a prohibition on the taking of advance payments prior to the expiration of that rescission period. Member States are permitted to introduce legislation that is more protective of the consumer when implementing the European Timeshare Directive. In the United Kingdom, where the majority of the Company's marketing and sales operations take place, the Directive has been implemented by way of an amendment to the Timeshare Act 1992. In the United Kingdom, a 14-day rescission period is mandatory. There are other United Kingdom laws which the Company is or may be subject to including the Consumer Credit Act 1974, the Unfair Terms in Consumer Contracts Regulations 1995 and the Package Travel, Package Holidays and Package Tours Regulations 1992. The Timeshare Act 1992 does appear to have extra-territorial effect in that United Kingdom resident purchasers buying timeshare in other European Economic Area States may rely upon it. All the countries in which the Company operates have consumer and other laws which regulate its activities in those countries. The Company is member of the Timeshare Council which is the United Kingdom's self regulating trade body for vacation ownership companies. As a member, it is obligated to comply with all laws as well as with certain codes of conduct (including a code of conduct for the operating of points systems) promulgated by the Timeshare Council.

     Environmental Matters. Under various federal, state, local and foreign environmental, health, safety and land use laws, ordinances, regulations and similar requirements (collectively, "Environmental Laws"), a current or previous owner or operator of real property may be required to investigate and clean up hazardous or toxic substances or wastes or releases of petroleum products or wastes at such property, and may be held liable to a governmental entity or to third parties for associated damages and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws may impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may also be liable for the costs of removal or remediation of a release of hazardous or toxic substances or wastes at such disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some Environmental Laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Finally, the owner of a site may be subject to statutory or common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. In connection with its ownership and operation of its properties, the Company potentially may be liable for such costs. In addition, as a result of the consummation of the Acquisitions, the Company could be held liable for the pre-existing environmental and other liabilities of the acquired companies, if any.

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

     In connection with the acquisition and development of the EVR Lake Tahoe and the Sunterra Resorts San Luis Bay, several areas of environmental concern have been identified. The areas of concern at the EVR Lake Tahoe relate to possible soil and groundwater contamination that has migrated onto the resort site from an upgradient source; in addition, residual contamination may exist on the resort site as a result of leaking underground storage tanks that were removed prior to the Company's acquisition of the resort site. California regulatory authorities are monitoring the off-site contamination and have required or are in the process of requiring the responsible parties to undertake remedial action. The Company has been indemnified by Chevron (USA), Inc. for certain costs and expenses in connection with the off-site contamination. The Company does not believe that it will be held liable for this contamination and does not anticipate incurring material costs in connection therewith; however, there can be no assurance that the indemnitor will meet its obligations in a complete and timely manner.

     Sunterra Resorts San Luis Bay is located in an area of Avila Beach, California which has experienced soil and groundwater contamination resulting from a nearby oil refinery. California regulatory authorities have required the installation of groundwater monitoring wells on the beach near the resort site (among other locations). Remediation has commenced and negotiations with the oil refinery are underway as to possible damages the Company has suffered from the contamination and remediation activities. It is possible that the Company's operations could be adversely impacted, including possible temporary interference with access to the resort site and temporary loss of beach access, once remediation is underway. The Company does not believe that it is liable for this contamination and does not anticipate incurring material costs in connection therewith; however, there can be no assurance that claims will not be asserted against the Company with respect to this matter.

     Other Regulations. Under various state and federal laws governing housing and places of public accommodation the Company is required to meet certain requirements related to access and use by disabled persons. Many of these requirements did not take effect until after January 1, 1991. Although the Company's management believes that its facilities are substantially in compliance with present requirements of such laws, the Company may incur additional costs of compliance. Additional legislation may impose further burdens or restriction on owners with respect to access by disabled persons. The ultimate amount of the cost of compliance with such legislation is not currently ascertainable, and, while such costs are not expected to have a material effect on the Company, such costs could be substantial. Limitations or restrictions on the completion of certain renovations may limit application of the Company's growth strategy in certain instances or reduce profit margins on the Company's operations.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 6,500 full and part time employees. The Company believes that its employee relations are good. With the exception of certain employees located at the St. Maarten, Netherlands Antilles resorts, none of the Company's employees are represented by a labor union. The Company sells Vacation Interests at its resorts through approximately 1,400 independent sales agents.

INSURANCE

     The Company carries comprehensive liability, fire, hurricane, storm, earthquake and business interruption insurance with respect to the Company's resorts locations, with policy specifications, insured limits and deductibles customarily carried for similar properties which the Company believes are adequate. In September 1995 and July 1996, the Company's St. Maarten resorts were damaged by a hurricane. With respect to such September 1995 damage, the Company has recovered amounts from its insurance carriers sufficient to cover 100% of the property damage losses and is in the process of recovering amounts for business interruption. In August of 1998, the Company's Caribbean resorts were damaged by hurricane Georges. The Company is currently in the process of recovering amounts for hurricane damage and business interruption related to the hurricane. There are, however, certain types of losses (such as losses arising from acts of war) that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a resort, as well as the anticipated future revenues from such resort and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on the Company.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "10-K") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in the material set forth under "Business and Properties," as well as within this 10-K generally. In addition, when used in this 10-K the words "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and the matters set forth in this 10-K generally. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RISK OF INCREASING LEVERAGE; LIQUIDITY

     The Company finances approximately 65% of its Vacation Interest sales and prior to 1998, chose to retain the originated mortgages receivable rather than sell or securitize them. As a result, the Company was required to increase its levels of indebtedness to fund its operations. At December 31, 1998, the Company had approximately $627.1 million of outstanding indebtedness (excluding trading payables).

     During 1998, the Company began selling or securitizing its mortgages receivable. During the year, the Company (i) completed a $100.3 million on-balance sheet asset-backed securitization in the second quarter of 1998, (ii) sold $101.9 million of mortgages receivable in the third quarter of 1998 and
(iii) sold $79.0 million of mortgages receivable into a conduit facility in the fourth quarter of 1998.

     The Company intends to continue to convert its mortgages receivable to cash through (i) outright mortgages receivable sales, (ii) off-balance sheet asset-backed securitizations of mortgages receivable or (iii) the origination of mortgages receivable for, or by, a third party institution, and receipt of an origination fee, as the Company currently does in its Sunterra Europe operations. Such transactions are expected to be without recourse to the Company, thereby reducing the Company's risk of default on the underlying mortgages receivable.

     The Company may further increase levels of indebtedness by utilizing its $117.5 million senior bank credit facility with Bank of America Corporation, as administrative lender which was entered into on February 18, 1998 (as amended, the "Senior Credit Facility") to warehouse mortgages receivable until such mortgages receivable are sold in an off-balance sheet asset-backed securitization. In addition, the Company may incur indebtedness for (i) future acquisitions or (ii) to finance construction of certain resort locations.

     As of December 31, 1998, the Company had approximately $98.2 million available on its Senior Credit Facility and $24.9 million available on its $100.0 million mortgages receivable conduit facility (the "Conduit Facility"). In addition, the Company is currently negotiating a new conduit facility and an off-balance sheet asset-backed securitization. Both transactions are expected to close in the second quarter of 1999.

     Markets for the Company's mortgages receivable include the asset-backed securitization market, the commercial paper market (utilized by the Conduit Facility) and the commercial bank and finance company markets. A decline in all of these markets could materially adversely affect the Company's results of operations, cash flows and capital resources.

     The indentures for the Company's $140 million 9 1/4% Senior Notes due 2006 (the "Senior Notes") and the $200 million 9 3/4% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") contain certain covenants that, among other things, limit and/or condition the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or make other distributions with respect to capital stock of the Company and its restricted subsidiaries, (iii) create certain liens, (iv) sell certain assets of the company or its restricted subsidiaries and (v) enter into certain mergers and consolidations. In addition, certain of the Company's other indebtedness that is not subordinated by its terms in right of payment to any indebtedness or other obligation of the Company ("Senior Indebtedness"), contain other and more restrictive covenants that, among other things, restrict and/or condition the following: the making of investments, loans, and advances and the paying of dividends and other restricted payments; the incurrence of additional indebtedness; the granting of liens, other than certain permitted liens; mergers, consolidations and sales of all or a substantial part of the Company's business or property; the sale of assets; and the making of capital expenditures.

     Certain of the Company's Senior Indebtedness, including the Senior Credit Facility, also require the Company to maintain certain financial ratios, including interest coverage, leverage and fixed charge ratios. There can be no assurance that these requirements will be met in the future. If they are not, the holders of the indebtedness under certain of the Company's other Senior Indebtedness may be entitled to declare such indebtedness immediately due and payable.

RISKS ASSOCIATED WITH CUSTOMER FINANCING

     The Company offers customer financing to the purchasers of Vacation Interests at the Company's resort locations and off-site sales centers who make a down payment generally equal to at least 10% of the purchase price. This financing generally bears interest at fixed rates and is collateralized by the underlying Vacation Interests. The Company has entered into agreements with lenders for the financing and sale of customer receivables.

     The Company has historically derived income from its financing activities. At December 31, 1998, the Company's mortgages receivable portfolio included approximately 52,000 promissory notes totaling approximately $358.9 million, with a stated maturity of typically seven to ten years and a weighted average interest rate of 14.5% per annum. Additionally, at December 31, 1998, the weighted average maturity of all outstanding consumer loans was approximately
9.5 years and the total borrowings secured by promissory notes were approximately $142 million, bearing a weighted average interest rate of 7.5%. However, because the Company's borrowings bear interest at variable rates and the Company's loans to buyers of Vacation Interests bear interest at fixed rates (which, as of December 31, 1998, equaled 14.5% per annum on a weighted average basis), the Company bears the risk of increases in interest rates with respect to the loans it has from its lenders. The promissory notes are prepayable at any time without penalty. To the extent interest rates on the Company's borrowings decrease, the Company faces an increased risk that customers will pre-pay their loans and reduce the Company's income from financing.

     The Company bears the risk of defaults by buyers who financed the purchase of their Vacation Interests through the Company. The Company does not, however, bear the risk of defaults with respect to mortgages receivable that it has sold to third parties. Consumer loans in excess of 60 days past due, including defaulted loans and loans in the deed-in-lieu process, at December 31, 1998 were 7.4%, as a percentage of gross mortgages receivable. The Company's allowance for doubtful accounts, which is net of recoveries, was 6.4% as a percentage of gross mortgages receivable. Management believes that this percentage is an adequate reserve for expected loan losses because the past due loan amounts do not include amounts recovered from the underlying Vacation Interests nor do all past due loans become defaulted loans.

     If a buyer of a Vacation Interest defaults on a mortgage receivable, the Company may foreclose and recover the underlying Vacation Interest. However, the Company will incur relatively substantial costs in foreclosing on the Vacation Interest, returning it to inventory and reselling it. Although private mortgage insurance or its equivalent is available to cover Vacation Interests, the Company has never purchased such insurance and has no present intention of doing so. In addition, although the Company in many cases may have recourse against Vacation Interest purchasers and sales agents for the purchase price paid and for commissions paid, respectively, no assurance can be given that the Vacation Interest purchase price or any commissions will be fully or partially recovered in the event of a buyer default under a mortgage receivable. The Company is subject to the costs and delays associated with the foreclosure process and no assurance can be given that the value of the underlying Vacation Interests being foreclosed upon at the time of resale will exceed the purchase price of the defaulted loans, taking into consideration the costs of foreclosure and resale or that the costs of any such foreclosures will not have a material adverse effect on the Company's results of operations.

RISKS RELATED TO THE DEVELOPMENT AND INTEGRATION OF A POINTS-BASED VACATION OWNERSHIP SYSTEM

     The Company has developed its Club Sunterra points-based vacation exchange system which will offer points-based exchanges throughout the Company's worldwide network of resort locations. Although the Company has purchased and operated points-based vacation ownership systems through the Sunterra Pacifica, LSI and Global Acquisitions, the Company has not developed a company-wide points-based vacation ownership system and no assurance can be given as to management's ability to efficiently develop or operate such a company-wide system. Although management believes such system will be in place at all Sunterra resort locations by the end of 1999, there can be no assurance that such system will be placed into operation by such time. Risks associated with the operation of the Company's Club Sunterra company-wide points-based vacation ownership system, include the risks that: the Company cannot effectively develop or acquire the computer software necessary to operate Club Sunterra; the North American points-based vacation ownership systems cannot be efficiently combined or operated with the Company's current vacation ownership operations; and the North American points-based vacation ownership systems may be or become subject to extensive regulation by federal, state and local jurisdictions, possibly making such points-based vacation ownership systems uneconomical or unprofitable.

VARIABILITY OF QUARTERLY RESULTS

     The Company has historically experienced and expects to continue to experience seasonal fluctuations in its gross revenues and net income from the sale of Vacation Interests. This seasonality may cause significant variations in quarterly operating results. If sales of Vacation Interests are below seasonal normality during a particular period, the Company's annual operating results could be materially adversely affected.

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

RISKS OF DEVELOPMENT, CONSTRUCTION AND ACQUISITION ACTIVITIES; ACCOUNTING TREATMENT

     A principal component of the Company's strategy is to grow through development and construction of existing resort locations and acquisition of new resort locations. Risks associated with the Company's development, construction, acquisition and expansion activities may include the risks that: acquisition and/or development opportunities may be abandoned; construction costs of a resort may exceed original estimates, possibly making the resort uneconomical or unprofitable; sales of Vacation Interests at a newly completed or acquired resort may not be sufficient to make the resort profitable; financing may not be available on favorable terms for development, construction or acquisition of, or the continued sales of Vacation Interests at, a resort; and construction may not be completed on schedule, resulting in decreased revenues and increased interest expense. The failure of the Company to successfully complete its development, construction, redevelopment, conversion, acquisition and expansion activities may have a material adverse effect on the Company's results of operations.

     The AVCOM, PRG and LSI Acquisitions have been accounted for by the Company by the pooling-of-interests method of accounting. Under this method of accounting, the recorded assets and liabilities of the Company, AVCOM, PRG and LSI have been carried forward at their book values to the Company and the reported income of the Company, AVCOM, PRG and LSI for prior periods has been combined and restated as income of the Company. Although the Company has received an opinion from its independent public accountants that the AVCOM, PRG and LSI Acquisitions will qualify for pooling-of-interests accounting treatment, opinions of accountants are not binding upon the Commission, and there can be no assurance that the Commission will not successfully assert a contrary position. In such case, the purchase method of accounting would be applicable. Under the purchase method, the book value of AVCOM's, PRG's and LSI's assets would be increased to their fair values, which could result in higher operating costs and expenses as the excess of the purchase price over the fair value of AVCOM's, PRG's and LSI's assets would be amortized and expensed over a period of years, which would adversely affect the Company's future earnings. The Sunterra Pacific, Marc, Global, MMG and HTD Acquisitions were each accounted for using the purchase method of accounting.

GENERAL ECONOMIC CONDITIONS, CONCENTRATION AND COMPETITION IN VACATION OWNERSHIP INDUSTRY

     Any downturn in economic conditions or any price increases (e.g., airfares) related to the travel and tourism industry could depress discretionary consumer spending and have a material adverse effect on the Company's business. Any such economic conditions, including recession, may also adversely affect the future availability of attractive financing rates for the Company or its customers and may materially adversely affect the Company's business. Furthermore, changes in general economic conditions may adversely affect the Company's ability to collect its loans to Vacation Interest buyers. Because the Company's operations are conducted solely within the vacation ownership industry, any adverse changes affecting the industry (such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and vacation patterns, changes in governmental regulations of the industry and increases in construction costs or taxes, as well as negative publicity for the industry) could have a material adverse effect on the Company's operations.

     The Company is subject to significant competition at each of its resorts from other entities engaged in the business of resort development, sales and operation, including Vacation Interest ownership, condominiums, hotels and motels. Many of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell Vacation Interests in resort properties. Other major companies that now operate or are developing or planning to develop vacation ownership resorts include Marriott, Disney, Hilton, Hyatt, Four Seasons, Inter-Continental, Carlson Companies, Promus and Starwood. Many of these entities possess significantly greater financial, marketing, personnel and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result. The Company also competes with other established vacation ownership companies.

     In addition, the Company competes with the buyers of its Vacation Intervals who subsequently decide to resell those Vacation Intervals. While the Company believes, based on experience at its resorts, that the market for resale of Vacation Intervals by buyers is presently limited, such resales are typically at prices substantially less than the original purchase price. The market price of Vacation Intervals sold by the Company at a given resort or by its competitors in the market in which each resort is located could be depressed by a substantial number of Vacation Intervals offered for resale. See
"-- Competition."

DEPENDENCE ON VACATION INTERVAL EXCHANGE NETWORKS; RISK OF INABILITY TO QUALIFY RESORTS

     The attractiveness of Vacation Interest ownership is enhanced significantly by the availability of exchange networks that allow Vacation Interest owners to exchange in a particular year the occupancy right in their Vacation Interest for an occupancy right in another participating network resort. According to ARDA, the ability to exchange Vacation Interests was cited by buyers as a primary reason for purchasing a Vacation Interest. RCI and II provide broad-based Vacation Interest exchange services and the Company's resort locations are currently qualified for participation in either the RCI and II exchange networks.

     If such exchange networks cease to function effectively, or if the Company's resorts are no longer included in such exchange networks, the Company's sales of Vacation Interests could be materially adversely affected. See "-- Participation in Vacation Interest Exchange Networks." However, this risk is greatly reduced as the Company completes the roll-out of Club Sunterra and owners have the choice to vacation at any of the Company's 89 resorts locations.

APPLICABILITY OF FEDERAL SECURITIES LAWS TO THE SALE OF VACATION INTERESTS

     It is possible that the Vacation Interests may be deemed to be a security as defined in Section 2(1) of the Securities Act. If the Vacation Interests were determined to be a security for such purpose, their sale would require registration under the Securities Act. The Company has not registered the sale of the Vacation Interests under the Securities Act and does not intend to do so in the future. If the sale of the Vacation Interests were found to have violated the registration provisions of the Securities Act, purchasers of the Vacation Interests would have the right to rescind their purchases of Vacation Interests. If a substantial number of purchasers sought rescission and were successful, the Company's business, results of operations and financial condition could be materially adversely affected. The Company has been advised by its vacation ownership counsel, Schreeder, Wheeler & Flint, LLP, that in the opinion of such counsel, based on its review of the Company's Vacation Interests programs and the sales practices utilized in such program, the Vacation Interests do not constitute a security within the meaning of Section 2(1) of the Securities Act.

REGULATION OF MARKETING AND SALES OF VACATION INTERESTS; OTHER LAWS

     As described under "-- Governmental Regulation -- General" above, the Company's marketing and sales of Vacation Interests and other operations are subject to extensive regulation by the federal government and the states and foreign jurisdictions in which its resorts are located and in which Vacation Interests are marketed and sold. The Company believes that it is in material compliance with all federal, state, local and foreign laws and regulations to which it is currently subject. However, no assurance can be given that the cost of qualifying under vacation ownership regulations in all jurisdictions in which the Company desires to conduct sales will not be significant or that the Company is in fact in compliance with all applicable federal, state, local and foreign laws and regulations. Any failure to comply with applicable laws or regulations could have a material adverse effect on the Company.

POSSIBLE ENVIRONMENTAL LIABILITIES; UNINSURED LOSSES

     As described under "-- Governmental Regulation -- Environmental Matters" above, under various Environmental Laws, the owner or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on or in, or emanating from, such property, as well as related costs of investigation and associated damages. The Company is not aware of environmental liability that would have a material adverse effect on the Company's business, assets or results of operations, nor has the Company been notified by any governmental authority or any third party, and is not otherwise aware, of any material noncompliance, liability or other claim relating to hazardous or toxic substance or petroleum products in connection with any of its present or former properties. The Company believes that it is in compliance in all material respects with all Environmental Laws. No assurance, however, can be given that the Company will remain in compliance with all Environmental Laws or that it is aware of all environmental liabilities that relate to all of its present and former properties.

     In 1992, prior to the Company's purchase of an interest in the EVR Poipu Point, the resort was substantially destroyed by Hurricane Iniki. The resort was rebuilt with insurance proceeds before the Company acquired its interest in the resort, but could suffer similar damage in the future. In September 1995 and July 1996, the Company's St. Maarten resorts were damaged by hurricanes and could suffer similar damage in the future. In August 1998, the Company's caribbean resorts were damaged by hurricane Georges. The Company is currently in the process of recovering amounts for hurricane damage and business interruption related to the hurricane. In addition, the Company's other resorts may be subject to hurricanes and damaged as a result thereof. The Company's resorts located in California and Hawaii may be subject to damage resulting from earthquakes. The Company currently maintains insurance coverage that, in management's opinion, is at least as comprehensive as the coverage maintained by other prudent entities in the Company's line of business. However, there are certain types of losses (such as losses arising from acts of war and civil unrest) that are not generally insured because they are either uninsurable or not economically insurable and for which the Company does not have insurance coverage. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a resort, as well as the anticipated future revenues from such resort and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on the Company.

EFFECTIVE VOTING CONTROL BY EXISTING STOCKHOLDERS

     The Company's founders, Messrs. Kaneko, Gessow and Kenninger, hold substantial shares of Common Stock, (9.5%, 9.9% and 3.0%, respectively, as of the date hereof) which may allow them, collectively, to exert substantial influence over the election of directors and the management and affairs of the Company. Accordingly, if such persons vote their shares of Common Stock in the same manner, they may have sufficient voting power to determine the outcome of various matters submitted to the stockholders for approval, including mergers, consolidations and the sale of substantially all of the Company's assets. Such control may result in decisions that are not in the best interest of the Company.

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

     Staggered Board. The Board of Directors of the Company has three classes of directors each serving a staggered term so that the directors' terms currently will expire in 1999, 2000 and 2001. Directors for each class will be chosen for a three-year term upon the expiration of the term of the current class. The affirmative vote of two-thirds of the outstanding Common Stock is required to remove a director.

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

     Maryland Control Share Acquisition. Maryland law provides that "Control Shares" of a corporation acquired in a "Control Share Acquisition" have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible under the statute to be cast on the matter. "Control Shares" are voting shares of beneficial interest which, if aggregated with all other such shares of beneficial interest previously acquired by the acquirer, would entitle the acquirer directly or indirectly to exercise voting power in electing directors within one of the following ranges of voting power: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority or (iii) a majority of all voting power. Control Shares do not include shares of beneficial interest the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A "Control Share Acquisition" means the acquisition of Control Shares, subject to certain exceptions.

     If voting rights are not approved at a meeting of stockholders then, subject to certain conditions and limitations, the issuer may redeem any or all of the Control Shares (except those for which voting rights have previously been approved) for fair value. If voting rights for Control Shares are approved at a stockholders meeting and the acquirer becomes entitled to vote a majority of the shares of beneficial interest entitled to vote, all other stockholders may exercise appraisal rights.

RISKS OF YEAR 2000 SOFTWARE COMPATIBILITY

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

     The Company's Planning and Awareness and Inventory Phases are currently 90% complete, and, with respect to certain information systems and products, the Detailed Assessment Phase is currently 65%
complete. The Company believes that its greatest potential risks for Year 2000 issues are associated with its information systems and systems embedded in its operations and infrastructure. The Company has not yet determined the extent of contingency planning that may be required. The Company has not yet completed its assessments, developed remediation plans for all problems, developed contingency plans, or completely implemented or tested any of its remediation plans; therefore, the Company is not yet in a position to state the total cost of remediation of all Year 2000 issues. As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material.

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

     Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from Year 2000 issues, or in certain industries, such as commercial or investment banks or airlines, could also have an adverse impact on the Company. The likelihood and effect of such disruptions is not determinable at this time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's equity holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "OWN." The following table sets forth, the high and low sale prices for the Common Stock for each quarter during the fiscal years ended December 31, 1998 and December 31, 1997.

                                                              HIGH      LOW
                                                             ------    ------
YEAR ENDED DECEMBER 31, 1998
Fourth Quarter.............................................  $15.25    $ 4.06
Third Quarter..............................................   15.81      6.50
Second Quarter.............................................   19.81     13.75
First Quarter..............................................   25.75     19.06
YEAR ENDED DECEMBER 31, 1997(1)
Fourth Quarter.............................................   31.75     20.75
Third Quarter..............................................   32.00     20.92
Second Quarter.............................................   23.50     13.00
First Quarter..............................................   25.08     14.50

---------------
(1) As adjusted for the Company's three-for-two stock split on October 27, 1997.

     On March 1, 1999, there were approximately 192 holders of record of the Company's Common Stock and the approximate number of beneficial stockholders was 3,572.

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

     The Company's ability to pay dividends is restricted. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth summarized consolidated financial data of the Company and gives effect to the Company's initial public offering, which was consummated in August 1996. For all of the periods presented, the financial data presented below gives effect to the AVCOM, PRG and LSI Acquisitions by combining the historical information of AVCOM, PRG, LSI and the Company and restating the historical financial data of the Company using the pooling-of-interests method of accounting. The following financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements for the Company and the notes thereto, each of which are contained elsewhere in this 10-K.

                                                      YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------
                                          1998        1997       1996       1995       1994
                                       ----------   --------   --------   --------   --------
                                                       (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
Revenues:
  Vacation Interests sales...........  $  359,426   $281,063   $182,300   $139,426   $116,356
  Interest income....................      52,529     42,856     25,415     20,339     15,965
  Gain on sales of mortgages
     receivable......................       6,698         --         --         --         --
  Other income.......................      31,301     13,774     12,132      8,553      1,547
                                       ----------   --------   --------   --------   --------
          Total revenues.............     449,954    337,693    219,847    168,318    133,868
                                       ----------   --------   --------   --------   --------
Costs and Operating Expenses:
  Vacation Interests cost of sales...      85,649     71,437     48,218     39,810     33,082
  Advertising, sales and marketing...     163,828    126,739     89,040     62,258     54,098
  Loan portfolio:
  Provision for doubtful
     accounts(a).....................      12,616      8,579      8,311      3,666      2,045
  Other expenses.....................       3,680      5,522      4,523      2,034      1,466
  General and administrative(a)......      50,699     42,254     37,436     19,263     12,629
  Depreciation and amortization(a)...      11,188      6,499      5,027      2,514      1,196
  Merger costs, organizational costs
     and asset writedowns(a)(b)......       5,056      9,973      2,620         --         --
                                       ----------   --------   --------   --------   --------
          Total costs and operating
            expenses.................     332,716    271,003    195,175    129,545    104,516
                                       ----------   --------   --------   --------   --------
  Income from operations.............     117,238     66,690     24,672     38,773     29,352
Interest expense, net................      43,767     22,426     17,245     11,805      9,741
Equity loss on investment in joint
  ventures...........................         708        639        299      1,649        271
Minority interest in income of
  consolidated limited partnership...          18        181        199         --         --
                                       ----------   --------   --------   --------   --------
  Income before provision (benefit)
     for income taxes, extraordinary
     items and cumulative effect of
     change in accounting
     principle.......................      72,745     43,444      6,929     25,319     19,340
                                       ----------   --------   --------   --------   --------
Provision (benefit) for income taxes
  from continuing operations.........      28,371     17,196     (4,105)     4,020      2,768
Provision for deferred income taxes
  resulting from the cumulative
  effect of previously non-taxable
  acquired entities..................          --      5,960         --         --         --
                                       ----------   --------   --------   --------   --------
       Total provision (benefit) for
          income taxes...............      28,371     23,156     (4,105)     4,020      2,768
                                       ----------   --------   --------   --------   --------
  Income before extraordinary item
     and cumulative effect of change
     in accounting principle.........      44,374     20,288     11,034     21,299     16,572

                                                      YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------
                                          1998        1997       1996       1995       1994
                                       ----------   --------   --------   --------   --------
                                                       (DOLLARS IN THOUSANDS)
  Extraordinary items, net of tax....         129        766         --         --         --
  Cumulative effect of change in
     accounting principle, net of
     taxes...........................       1,466         --         --         --         --
                                       ----------   --------   --------   --------   --------
     Net income......................  $   42,779   $ 19,522   $ 11,034   $ 21,299   $ 16,572
                                       ==========   ========   ========   ========   ========
  Pro forma net income(c)............                          $  4,380   $ 15,310   $ 11,954
OTHER DATA (UNAUDITED FOR ALL
  PERIODS):
  EBITDA(d)..........................  $  136,211   $ 85,424   $ 44,622   $ 41,553   $ 31,553
  Number of resort locations at
     period end......................          87         70         31         20         16
  Number of Vacation Intervals
     sold............................      17,379     17,271     11,946     10,024     10,695
  Number of Vacation Intervals in
     inventory at period end.........      31,563(e)   29,168    30,399     23,439      6,915
  Average price of Vacation Intervals
     sold............................  $   14,806   $ 13,885   $ 13,146   $ 12,298   $ 10,078
  Number of Vacation Points sold
     Club Sunterra...................   2,809,333         --         --         --         --
     Sunterra Europe -- GVC..........     351,881    180,426(f)  132,878   102,270     65,325
     Sunterra Pacific -- VTS
       Program.......................     171,557     13,629         --         --         --
     Sunterra Japan -- SJVC..........      11,810         --         --         --         --
  Number of Vacation Points in
     Inventory at Period End
     Club Sunterra...................          --(e)       --        --         --         --
     Sunterra Europe -- GVC..........     470,302    461,473(f)  291,674   205,943    233,802
     Sunterra Pacific -- VTS
       Program.......................     169,674    138,081         --         --         --
     Sunterra Japan -- SJVC..........     180,708         --         --         --         --
  Average Price of Vacation Points
     sold............................
     Club Sunterra...................  $        2         --         --         --         --
     Sunterra Europe -- GVC..........         211   $    220(f) $    186  $    181   $    198
     Sunterra Pacific -- VTS
       Program.......................         119        119         --         --         --
     Sunterra Japan -- SJVC..........          93         --         --         --         --
BALANCE SHEET DATA (AT END OF
  PERIOD):
  Cash and cash equivalents,
     including escrow and restricted
     cash............................  $   54,201   $ 47,972   $ 22,469   $ 22,779   $ 17,015
  Mortgages receivable, net..........     335,982    331,735    215,518    147,405    102,470
  Total assets.......................   1,021,132    761,145    445,884    295,771    210,218
  Total debt.........................     627,089    435,208    236,122    177,032    123,009
  Stockholders' equity...............     251,713    207,910    126,425     75,448     61,187

---------------

(a) Non recurring costs for the year ended 1998 include $5.1 million relating to the consolidation of certain administrative functions to Orlando, Florida and the writedown of certain assets. Non-recurring costs for the year ended December 31, 1997 are merger costs relating to the AVCOM, PRG and LSI Acquisitions. Non-recurring costs for the year ended December 31, 1996 include costs incurred at AVCOM for (i) an increase in the provision for doubtful accounts of $2.0 million, (ii) $9.1 million in severance costs, lease cancellations, litigation reserves and other integration costs and a reserve for losses associated with certain property management and related contracts, (iii) a $2.6 million writedown of certain property to estimated fair market value, and (iv) a $0.7 million charge relating to amortization of start-up costs over a period of one year.

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

(d) EBITDA represents net income before interest expense, income taxes, non-recurring costs and depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position and cash flows. The EBITDA measure presented herein may not be comparable to EBITDA as presented by other companies. The following table reconciles EBITDA to net income:

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------    -------    -------    -------    -------
                                                         (DOLLARS IN THOUSANDS)
Net income..............................  $ 42,779    $19,522    $11,034    $21,299    $16,572
Interest expense........................    43,767     22,426     17,245     11,805      9,741
Capitalized interest expense
  included in Vacation Interest
  cost of sales.........................     3,455      3,082      1,718      1,915      1,276
Income taxes (benefit)..................    28,371     23,156     (4,105)     4,020      2,768
Non-recurring costs.....................     5,056(g)   9,973(g)  14,381(g)      --         --
Depreciation and amortization...........    11,188      6,499      4,349(g)   2,514      1,196
Extraordinary items, net of tax.........       129        766         --         --         --
Cumulative effect of change in
  accounting principle..................     1,466         --         --         --         --
                                          --------    -------    -------    -------    -------
     EBITDA.............................  $136,211    $85,424    $44,622    $41,553    $31,553
                                          ========    =======    =======    =======    =======

---------------
(e) All Vacation Interests to be sold as SunOptions in Club Sunterra have been included as Vacation Interval inventory.

(f) Vacation Points assumed through the Global Acquisition have been converted to GVC at a rate of ten to one.

(g) Non-recurring costs for the year ended December 31, 1998 include $5.1 million for certain consolidation activities and the write-down of certain assets. Non-recurring costs for the year ended December 31, 1997 are merger costs relating to the AVCOM, PRG and LSI Acquisitions. Non-recurring costs for the year ended December 31, 1996 include costs incurred at AVCOM for (i) an increase in the provision for doubtful accounts of $2.0 million, (ii) $9.1 million in severance costs, lease cancellations, litigation reserves and other integration costs and a reserve for losses associated with certain property management and related contracts, (iii) a $2.6 million writedown of certain property to estimated fair market value, and (iv) a $0.7 million charge relating to amortization of start-up costs over a period of one year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the preceding Selected Financial Data and the Company's Financial Statements and the notes thereto and the other financial data included elsewhere in this 10-K. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Business and Properties."

RESULTS OF OPERATIONS

     The following discussion of the results of operations includes the Company's corporate and partnership predecessors and wholly-owned subsidiaries and affiliates including AVCOM, PRG, LSI and their subsidiaries. The AVCOM (10 resort locations), PRG (two resort locations) and LSI (11 resort locations) Acquisitions were consummated in February, May and August 1997, respectively, and were accounted for using pooling-of-interests accounting treatment for business combinations. Under such accounting treatment, the results of operations are restated to include the operations of each acquired entity for the years ended December 31, 1997 and 1996. The following discussion also includes the results of operations for Marc, Sunterra Pacific, the Global Group, MMG and HTD. The Marc, Sunterra Pacific, Global, MMG and HTD Acquisitions were each accounted for using the purchase method of accounting for the business combinations. The Marc (22 managed resort locations), Sunterra Pacific (21 resort locations) and Global (13 resort locations) Acquisitions were consummated in October, November and December 1997, respectively, for a combined purchase price of $68.9 million in assets and assumption of $31.6 million in liabilities. The MMG (6 resort locations) and HTD (one resort location) Acquisitions were consummated in February and July 1998, respectively, for a combined purchase price of $143.9 million in assets and assumption of $44.5 million in liabilities.

     Prior to its acquisition by the Company on February 7, 1997, AVCOM recognized a net loss of $12.4 million for the year ended December 31, 1996. As a result of applying pooling-of-interests accounting treatment to the AVCOM Acquisition, this net loss has been reflected in the Company's consolidated financial statements for the year ended December 31, 1996, reducing the Company's 1996 reported consolidated net income. In addition, as a result of the Company's 1997 merger costs and 1998 organization and asset writedown charges, the Company incurred non-recurring costs, reducing the Company's 1997 and 1998 reported consolidated net income. Therefore, to allow for a more meaningful comparison of the 1998, 1997 and 1996 financial results and management's discussion and analysis of such financial results, reported total revenues and operating expenses have been adjusted for non-recurring charges resulting from the aforementioned activities. The following table details the adjustments to reported total revenues and costs and operating expenses for such non-recurring charges and revenues:

                                                    YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                    1998      1997      1996
                                                   ------    ------    ------
                                                     (DOLLARS IN MILLIONS)
Total reported revenues..........................  $450.0    $337.7    $219.8
Other income(a)..................................      --        --      (1.7)
                                                   ------    ------    ------
  Adjusted total revenues........................  $450.0    $337.7    $218.1
                                                   ------    ------    ------
Total reported costs and expenses................  $332.7    $271.0    $195.2
Provision for doubtful accounts(b)...............      --        --      (2.0)
General and administrative expenses(b)...........      --        --      (9.1)
Merger costs, organizational costs, and
     assets writedowns(b)(c)(d)..................    (5.1)    (10.0)     (2.6)
Amortization of start-up costs(b)................      --        --      (0.7)
                                                   ------    ------    ------
  Adjusted total costs and expenses..............  $327.6    $261.0    $180.8
                                                   ======    ======    ======
  Adjusted income from operations................  $122.4    $ 76.7    $ 37.3
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

(d) For the year ended December 31, 1998, the Company expensed $5.1 million for certain consolidation activities and the writedown of certain assets.

     The following table sets forth certain operating information, as adjusted for the non-recurring charges and revenues described above.

                                                YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                             1998          1997         1996
                                          ----------     --------     --------
AS A PERCENTAGE OF TOTAL REVENUES:
Vacation Interests sales................        79.8%        83.2%        83.6%
Interest income.........................        11.7%        12.7%        11.6%
Gain of sales of mortgages receivable...         1.5%          --           --
Other income............................         7.0%         4.1%         4.8%
                                          ----------     --------     --------
          Total revenues................       100.0%       100.0%       100.0%
AS A PERCENTAGE OF VACATION INTERESTS
  SALES:
Vacation Interests costs of sales.......        23.8%        25.4%        26.4%
Advertising, sales and marketing........        45.6%        45.1%        48.8%
AS A PERCENTAGE OF TOTAL REVENUES:
General and administrative..............        11.3%        12.5%        13.0%

COMPARISON OF 1998 TO 1997

  Comparison of the Year Ended December 31, 1998 to the Year Ended December 31, 1997

     Total revenues for the year ended December 31, 1998 were $450.0 million compared with $337.7 million in 1997, an increase of $112.3 million, or 33%. Vacation Interests sales increased 28% to $359.4 million from $281.1 million. The increase in Vacation Interests sales reflects increased prices for both Vacation Points and Vacation Intervals at the Company's resorts, increased sales activities at certain of the Company's resorts, the recording of Vacation Points sales resulting from the Sunterra Pacific and Global Acquisitions, both of which were consummated in the fourth quarter of 1997, and the recording of Vacation Interval sales resulting from the MMG Acquisition which was consummated in February 1998. Included in Vacation Interests sales in 1998 are approximately $6.4 million of Vacation Point sales from Club Sunterra, the Company's new points-based vacation ownership system that was implemented at certain resorts and off-site sales locations during the fourth quarter of 1998.

     Interest income increased 23% to $52.5 million during 1998 from $42.9 million during 1997, reflecting the increase in net mortgages receivable of $83.2 million, or 25%, prior to the December 1998 sale of approximately $79.0 million into the Conduit Facility.

     During 1998, the Company recorded gains from the sale of mortgages receivable of $6.7 million as the result of four transactions. During the third quarter of 1998 the Company closed three receivable sales consisting of $69.1, $21.5, and $11.3 million face value of mortgages receivable. In connection with the HTD Acquisition in July 1998, the Company sold $69.1 million of mortgages receivable at 96% of par, while retaining a majority interest in the excess interest spread. Additionally, in the third quarter of 1998, the Company sold $21.5 million of mortgages receivable at face value and retained a majority interest in the excess spread. During the third quarter, the Company sold $11.3 million of mortgages receivable at face value for 105% of par. During the fourth quarter of 1998, the Company entered into the Conduit Facility and recorded a $5.6 million pre-tax gain on a sale of $79.0 million of mortgages receivable. During the three-year term of the Conduit Facility, the Company will sell mortgages receivable through a wholly-owned special purpose entity at 95% of face value without recourse. On these sales, the Company will pay interest at the commercial paper rate plus 0.60% and retain 100% interest in the excess spread. The Company did not sell mortgages receivable during 1997.

     Other income increased 127% to $31.3 million during 1998 from $13.8 million during 1997, reflecting a significant increase in recurring resort management fee revenues paid by the Company's growing member base. Other income also includes rental income, commissions paid for the origination of European mortgages receivable for a U.K.-based financial institution, and interest income from short-term investments. As a percentage of total revenue, other income increased to 7% during 1998, from 4% during 1997.

     As a percentage of adjusted total revenues, adjusted total costs and operating expenses improved to 73% during 1998 from 77% during 1997. The overall improvement in margins reflects increased economies of scale, higher-margin sales to current owner families, and improving operations at acquired companies and locations. Adjusted total costs and operating expenses increased 26% to $327.6 million during 1998 from $261.0 million during 1997.

     As a percentage of Vacation Interests sales, Vacation Interests cost of sales improved to 24% during 1998 from 25% during 1997. This improvement was largely the result of favorable product cost reductions at some of the Company's more mature resorts, along with a greater percentage of revenue coming from the Company's comparatively lower product cost of its European operations. Vacation Interests cost of sales increased 20% to $85.6 million during 1998 from $71.4 million during 1997.

     As a percentage of Vacation Interests sales, advertising, sales and marketing expenses increased slightly to 46% from 45%, due to higher marketing expenses incurred to ramp up sales at Sunterra Pacific, which was acquired during the fourth quarter of 1997. In addition, the Company is building infrastructure in off-site sales centers in the U.S. and Europe, the costs of which were expensed during 1998, as well as other marketing initiatives to support the transition to Club Sunterra, the Company's new points-based vacation ownership system. Advertising, sales and marketing expenses increased 29% to $163.8 million during 1998 from $126.7 million during 1997.

     Other loan portfolio expenses decreased to $3.7 million from $5.5 million, due largely to the cost savings associated with centralizing the servicing efforts of PRG and AVCOM.

     The provision for doubtful accounts increased $4.0 million to $12.6 million during 1998 from $8.6 million during 1997. As a percentage of total revenues, the provision for doubtful accounts was 3% during 1998 and 1997. The increase in the provision as a percentage of revenues, as compared with the prior period, is related primarily to the Company's internal review of the aging and collectability of accrued interest at certain of its properties during the second quarter of 1998.

     As a percentage of adjusted total revenues, general and administrative expenses improved to 11% during 1998 from 13% in 1997, reflecting the continued elimination of duplicative overhead costs in consolidating acquisitions and greater efficiencies resulting from the Company's larger size. General and administrative expenses increased 20% to $50.7 million during 1998 from $42.3 million during 1997. The increase in general and administrative expenses was due primarily to the acquisition of additional resorts and the development of Club Sunterra in the past year.

     Depreciation and amortization increased $4.7 million, or 72%, to $11.2 million during 1998 from $6.5 million in 1997. As a percentage of adjusted total revenues, depreciation and amortization increased to 3% during 1998 from 2% for 1997. The increase in depreciation and amortization was driven by the amortization of goodwill associated with the Marc, Sunterra Pacific, Global and MMG Acquisitions, as well as additional depreciation expense reflecting a larger base of depreciable assets from the prior period, including hardware and software costs related to the development of the Company's Club Sunterra points-based vacation ownership system and other infrastructure additions.

     Interest expense, net of capitalized interest, increased $21.4 million, or 95%, to $43.8 million during 1998 from $22.4 million during 1997. The increase was due primarily to increases in debt from public securities offerings and borrowings under its Senior Credit Facility, and from the Company's privately placed on-balance sheet asset-backed securitization issued in June 1998.

     Adjusted income from operations increased to $122.4 million during the year ended December 31, 1998 from $76.7 million for the year ended December 31, 1997.

     Income before provision for income taxes, excluding merger, organization, and asset writedown costs, increased 46% to $77.8 million during the year ended December 31, 1998 from $53.4 million for the year ended December 31, 1997.

     During the fourth quarter of 1998, the Company recorded a $1.5 million cumulative effect of change in accounting principle, net of taxes, as the result of the early adoption of the AICPA's Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities." The SOP required the Company to expense all previously capitalized start-up costs as of January 1, 1998 and requires the Company to expense all such expenses as incurred after January 1, 1998.

     The Company's income tax rate was 39% for both years ending December 31, 1998 and 1997, resulting in net income of $42.8 million for the year ending December 31, 1998, a 119% increase over $19.5 million for the year ended December 31, 1997.

COMPARISON OF 1997 TO 1996

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

     Total reported revenues for the year ended December 31, 1997 were $337.7 million, compared with adjusted total revenues of $218.1 million in 1996, an increase of $119.6 million, or 55%. Vacation Interests sales increased 54% to $281.1 million from $182.3 million. The increase in Vacation Interest sales reflects increased prices for both Vacation Intervals and Vacation Points at the Company's resorts and increased sales activities at certain of the Company's resorts.

     Vacation Points sales during 1997 increased 66% to $41.1 million from $24.7 million in 1996. The increase in the number of Vacation Points sold in 1997 is the result of a 30% increase in Vacation Points sold in LSI, along with the addition of Vacation Points sales resulting from the Sunterra Pacific and Global Acquisitions which were consummated in the fourth quarter of 1997.

     Interest income increased 69% to $42.9 million from $25.4 million in 1996, reflecting the increase in net mortgages receivable of $116.2 million, or 54%.

     Other income, which includes rental income, management fees, commissions on the sale of European receivables, and other interest income, increased $3.4 million to reported other income of $13.8 million in 1997 from adjusted other income of $10.4 million in 1996, an increase of 33%.

     Vacation Interests cost of sales, as a percentage of Vacation Interests sales, was 25% for 1997, compared with 26% for the prior year as the Company continued to purchase and construct vacation units at a discount to historical development costs, reducing the unit cost on average for each Vacation Interest sold.

     Advertising, sales and marketing expenses increased $37.7 million to $126.7 million for 1997 from $89.0 million for 1996. As a percentage of Vacation Interests sales, advertising, sales and marketing expenses decreased to 45% for 1997 from 49% for 1996. The decrease resulted primarily from decreased expenses at the resorts acquired in the AVCOM Acquisition as well as from the company-wide application of best marketing practices taken from the Company's best performing resorts.

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

     Depreciation and amortization increased $2.2 million, or 51%, to a reported $6.5 million during 1997 from adjusted depreciation and amortization of $4.3 million in 1996, reflecting an increase in capital expenditures and intangible assets. Depreciation and amortization was 2% of reported total revenues in 1997 and 2.0% of adjusted total revenues in 1996.

     Interest expense, net of capitalized interest of $6.8 million and $6.7 million at December 31, 1997 and 1996, respectively, increased $5.2 million, or 30%, to $22.4 million for 1997 from $17.2 million in 1996. The increase was due primarily to the interest on the Convertible Notes and the Senior Subordinated Notes issued in 1997.

     As a result of the factors discussed above and the $2.6 million resort property valuation allowance, total costs and operating expenses increased by $80.2 million, or 44%, to an adjusted $261.0 million in 1997 from an adjusted $180.8 million in 1996. Total adjusted costs and operating expenses as a percentage of reported total revenues were 77% in 1997. This represents a decrease of 8% from adjusted total costs and operating expenses as a percentage of adjusted total revenues of 83% in 1996.

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

     Reported income before extraordinary items and cumulative effect of change in accounting principle was $20.3 million for 1997, an increase of $9.3 million, or 85%, from $11.0 million in 1996. Reported net income was $19.5 million for 1997, compared with $11.0 million for 1996, an increase of $8.5 million or 77%. Assuming the Company had been taxed as a C corporation in 1996, pro forma net income would have been $4.4 million, compared with $19.5 million net income for 1997, an increase of 343%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash from (i) cash sales and cash down payments from sales of Vacation Interests, (ii) sales of the Company's mortgages receivable through its Conduit Facility, asset-backed securitizations or whole loan sales,
(iii) principal payments and customer prepayments of principal from its mortgages receivable portfolio, (iv) interest from its mortgages receivable portfolio, (v) rental of unsold Vacation Interests, (vi) receipt of management, reservations and points-based vacation club fees, and (vii) commissions paid for the origination of European mortgages receivable, where the Company is paid a commission of 14% of the face value of certain mortgages originated for a third party U.K. financial institution.

     For the years ended December 31, 1998 and 1997, the Company used $54.1 million and $50.0 million in cash flows from operations, respectively. Excluding investment in real estate and development costs of $183.1 million and $137.0 million, respectively, the Company generated cash flows from operations of $129.0 million and $87.0 million for the year ended December 31, 1998 and 1997, respectively. Approximately 80% of the Company's total revenues during 1998 were from Vacation Interests sales during which period the Company financed approximately 65% of its Vacation Interests sales, with the 35% balance being cash sales. The Company finances Vacation Interests sales and holds the related mortgages receivable to generate profit from such financing activities.

     As a result of the Company's significant mortgages receivable financing activity, operating costs exceed the initial cash proceeds received from the sales of Vacation Interests. Prior to 1998, this strategy required the Company to increase its levels of indebtedness on its Senior Credit Facility or other existing revolving lines of credit.

     During 1998, the Company began selling or securitizing its mortgages receivable. The Company (i) completed a $100.3 million on-balance sheet asset-backed securitization in the second quarter of 1998, (ii) sold $101.9 million in the third quarter of 1998 and (iii) sold $79.0 million through the Conduit Facility in the fourth quarter of 1998.

     The Company intends to continue to convert its mortgages receivable to cash through (i) whole mortgages receivable sales, (ii) off-balance sheet asset-backed securitizations or (iii) the origination of mortgages receivable for a third party institution and receipt of an origination fee, as the Company currently does in its European operations.

     The Company may warehouse mortgages receivable through the existing Senior Credit Facility or Conduit Facility, until such mortgages receivable are sold. The proceeds of the mortgages receivable sale would be used to repay the Senior Credit Facility or Conduit Facility.

     As of December 31, 1998, the Company had approximately $98.2 million available on its Senior Credit Facility and $24.9 million on its Conduit Facility. The Company also had available approximately $209.0 million of unencumbered mortgages receivable. In addition, the Company is currently negotiating an additional conduit facility and an off-balance sheet asset-backed securitization. Both transactions are expected to close in the second quarter of 1999.

     In April 1998, the Company completed its offering of $140 million aggregate principal amount of its Senior Notes. The Company used most of the proceeds to retire existing indebtedness under the Senior Credit Facility. The Company used the balance of the net proceeds primarily to finance the acquisition and development of additional resort locations and vacation ownership related assets, and for working capital and other general corporate purposes.

     On December 31, 1998, the Company entered into the Conduit Facility. During the three year term of the Conduit Facility, the Company intends to sell mortgages receivable through a wholly-owned special purpose entity at 95% of face value. On these sales, the Company will pay interest at the commercial paper rate plus 0.60% and retain 100% of the excess interest spread. This sale will be without recourse to the Company for defaults experienced by the mortgages receivable portfolios.

     During 1998, the Company spent $99.3 million for the acquisition of additional resort locations; $44.2 million for property and equipment, primarily for the development of computer systems for property and Club Sunterra management systems; and $183.1 million for expansion and development activities at the Company's resort locations. The Company funded these activities through
(i) the issuance of $140 million Senior Notes, (ii) $101.9 million in mortgages receivable sales, (iii) the $100.3 million on-balance sheet securitization and
(iv) borrowings on the Senior Credit Facility and (v) the sale of $79.0 million of mortgages receivable through the Conduit Facility.

     The Company expects to incur approximately $100.8 million in 1999 to complete real estate and development projects, including $14.3 million to complete projects currently under construction and $86.5 million for projects planned to be constructed in 1999. However, the Company has not made any binding commitments for such planned construction.

     The Company believes that, with respect to its current operations, the Senior Credit Facility and the Conduit Facility, together with cash on hand and cash generated from operations, future borrowings, the sale or securitization of receivables, will be sufficient to meet the Company's working capital and capital expenditure needs for the next twelve months. However, depending upon conditions in the capital and other financial markets, the Company's growth, development and expansion plans, and other factors, the Company may from time to time consider the issuance of other debt or equity securities, the proceeds of which would be used to finance acquisitions, refinance debt, finance mortgages receivable or meet other operational needs. Any debt incurred or issued by the Company may be secured or unsecured, may bear interest at fixed or variable rates and may be subject to such terms, as management deems prudent. As of December 31, 1998, the Company was in compliance with all applicable covenants in its debt agreements.

     The indentures for the Company's Senior Notes and Senior Subordinated Notes contain certain covenants that, among other things, limit and/or condition the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or make other distributions with respect to capital stock of the Company and its restricted subsidiaries, (iii) create certain liens, (iv) sell certain assets of the company or its restricted subsidiaries and (v) enter into certain mergers and consolidations. In addition, certain of the Company's Senior Indebtedness, contain other and more restrictive covenants that, among other things, restrict and/or condition the following: the making of investments, loans, and advances and the paying of dividends and other restricted payments; the incurrence of additional indebtedness; the granting of liens, other than certain permitted liens; mergers, consolidations and sales of all or a substantial part of the Company's business or property; the sale of assets; and the making of capital expenditures.

     Certain of the Company's Senior Indebtedness, including the Senior Credit Facility, also require the Company to maintain certain financial ratios, including interest coverage, leverage and fixed charge ratios.

YEAR 2000

     Background. The Company uses software that will be affected by the date change in the year 2000 and recognizes that the arrival of the year 2000 poses challenges that will require modifications of portions of its software to enable it to function properly. As the year 2000 approaches, date sensitive systems will recognize the year 2000 as 1900, or not at all. This may cause systems to process critical financial and operational information incorrectly. This is generally referred to as the Year 2000 issue. If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

     Approach. The Company has named a Year 2000 project director, reporting to the Company's Vice President and Chief Information Officer, to coordinate the Company's response to the Year 2000 issue. The Company has established a Year 2000 program office at its headquarters in Orlando, Florida, to handle all customer requests for compliance, survey, and other general information related to its Year 2000 programs. The Company has initiated a Year 2000 project (the "Project") designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers and customers that are not Year 2000 compliant, and to develop, implement, and test remediation and contingency plans to mitigate these risks throughout the Company's offices and resort locations. The Project is expected to be completed by the fourth quarter of 1999 and encompasses the following phases:

     Phase 1 -- Planning and Awareness. Key tasks in the Planning and Awareness Phase include defining Year 2000 compliance throughout the Company, developing an initial project plan and budget, ensuring organizational awareness of Year 2000 compliance, and assessing the Project's potential impact and resource requirements on the Company. The Company is in the process of developing an Enterprise Schematic showing relationships for all computer systems and networks. The Company will accomplish this by conducting a complete inventory of all sites and resorts worldwide. The Company believes it is currently approximately 90% complete with Phase 1, based on all currently identified tasks.

     Phase 2 -- Inventory. In the Inventory Phase, the Company will establish a Year 2000 repository, which will contain all automated systems or inventory elements and every electronic partner and interface. The Company will assess known business and technical risks associated with each system and will assign a business priority to each system or inventory element. The Company will also develop plans, costs and schedules for the Detailed Assessment Phase. The Company believes it is approximately 65% complete with Phase 2 based on all currently identified tasks.

     Phase 3 -- Detailed Assessment. The Detailed Assessment Phase will identify and classify all Year 2000 problems the Company has had and will group these problems into logical partitions for movement through the correction cycle (resolution, test and deployment). The Company will assess whether or not to repair, replace or retire specific affected systems. The Company believes it is approximately 60% complete with Phase 3 based on all currently identified tasks.

     Phase 4 -- Resolution. In the Resolution Phase, the Company will implement resolution decisions and define system level go/no go decision criteria. The Company will obtain and apply any needed commercial off the shelf (COTS) Year 2000 resolution products and/or will develop and execute required customized solutions. The Company believes it is approximately 25% complete with Phase 4 based on all currently identified tasks.

     Phase 5 -- Test Planning. The Test Planning Phase will include developing comprehensive test plans to prevent non-compliant solutions from reaching production operations. In addition, the Company will coordinate with third parties and electronic partner interfaces, formulate contingency plans, and obtain and construct mirror test environments and data. The Company believes it is approximately 35% complete with Phase 5 based on all currently identified tasks.

     Phase 6 -- Test Execution. In the Test Execution Phase, the Company will verify that all related development and test preparations are completed. The Company will fully test each partition or deployment entity, including bridges and data conversions. Included in this phase is the involvement of end users in test execution and user signoff for each compliant partition. The Company believes it is approximately 35% complete with Phase 6 based on all currently identified tasks.

     Phase 7 -- Deployment. The Deployment Phase will ensure that contingency plans are in place. The Company will conduct final coordination with third parties and electronic partners, stage appropriate bridges and data conversion for deployment, deploy systems into the production environment, and execute final system validation. The Company believes it is approximately 20% complete with Phase 7 based on all currently identified tasks.

     Phase 8 -- Follow-up. In the Follow-up Phase, the Company will regulate continued Year 2000 compliance throughout its worldwide operations and will develop procedures to minimize the impact of compliance efforts on its business operations. Phase 8 is being conducted as Phases 1 to 7 progress.

     Status. As part of an enterprise-wide process, the Company has begun integrating resorts to a common platform. The Company is replacing a substantial portion of its existing information systems with a fully integrated enterprise information system. A vendor has warranted the Company's financial portion of this system to be Year 2000 compliant. The Company has been reviewing and will continue to review its financial and operating systems at each of its offices and resort locations.

     The assessment, testing and resolution phases of the project are being performed concurrently. As each mission critical system is tested, the remediation, upgrade, or replacement if needed is begun. The Company currently has found that four of its priority applications are Year 2000 compliant based on the vendor representation or through testing by the Company. Two priority applications are currently being remediated and the remaining ten applications are in the process of being tested.

     It is the Company's goal to have the Project completed for mission critical systems by the fourth quarter of 1999. Based upon the analyses conducted to date, the Company believes the mission critical systems at the Company's offices and resort locations are either currently compliant or will be compliant by the fourth quarter of 1999.

     Costs. The Company has prepared a preliminary estimate of costs with regard to making its mission critical systems Year 2000 compliant. At this time, the Company's preliminary estimate of such is approximately $6 million. The Company incurred approximately $0.8 million in 1998 and expects to incur an additional $5.2 million in 1999 in costs associated with Year 2000 issues. The Company expects that expenditures relating these issues will be funded from operating cash flows. The preliminary estimate of costs includes administrative expenses, testing, and hardware, software and facility replacement costs. The Company will capitalize and depreciate the cost of any hardware, software and facility replacement cost over the expected useful life of the assets. The Company is expensing as incurred all costs related to software modification, as well as all costs associated with the Company's administration of the Project.

     The preceding discussion should be read in conjunction with the financial statements and notes included elsewhere in this 10-K. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward looking statements, which include the Company's growth and expansion plans, financing plans, future prospects and other forecasts and statements of expectations. Actual results might differ materially from those expressed in any forward looking statements due to, among other things, factors related to the timing and terms the Company's new product development, mortgages receivable financing, integration of acquired properties and companies, future acquisitions and those factors identified in the Company's filings with the Securities and Exchange Commission, including those set forth in this 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Foreign Currency Risk

     The Company's total revenues denominated in a currency other than U.S. dollars for the year ended December 31, 1998 (primarily revenues derived from the United Kingdom and Japan) were approximately 26% of total revenues. The Company's net assets maintained in a functional currency other than U.S. dollars at December 31, 1998 (primarily assets located in western Europe and Japan) were approximately 8% of total net assets. The effects of changes in foreign currency exchange rates has not historically been significant to the Company's operations or net assets.

  Interest Rate Risks

     As of December 31, 1998, the Company had fixed interest rate debt of approximately $572.4 million and floating interest rate debt of approximately $54.7 million. The floating interest rates are based upon the prevailing LIBOR rate or the prevailing prime interest rate for the Company's Senior Credit Facility and endpaper debt, respectively. In addition, the Company sold $79.0 million of mortgages receivable through its Conduit Facility. The gain on sale recognized by the Company is based upon the prevailing commercial paper rates. For floating rate debt, interest rate changes do not generally effect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do effect the market value of debt but do not impact earnings or cash flows. A hypothetical one-percentage change in the prevailing LIBOR, prime or commercial paper rate would impact after-tax earnings of the Company by less than $0.8 million per year. A similar change in the interest rate would impact the total fair value of the Company's fixed rate debt, excluding the Convertible Notes, by approximately $22 million. The conversion feature to Common Stock makes it impractical to estimate the effect of a change in interest rates on the Company's Convertible Notes. There is a high correlation between the fair value of the Convertible Notes and the Company's Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the information set forth on Index to Financial Statements appearing on page F-1 of the 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be set forth under "Directors and Executive Officers" and "Proxy Statement -- Compliance with Section 16(a) Under the Securities Exchange Act of 1934" in the Company's Definitive Proxy Statement and reference is expressly made thereto for the specific information incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be set forth under "Executive Compensation" in the Company's Definitive Proxy Statement and reference is expressly made thereto for the specific information incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be set forth under "Proxy Statement -- Share Ownership of Directors and Executive Officers," "Other Information -- Certain Stockholders" and "Proposal No. 1:

Election of Directors -- Compensation of Directors" in the Company's Definitive Proxy Statement and reference is expressly made thereto for the specific information incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     The information required by this Item will be set forth under "Certain Transactions" in the Company's Definitive Proxy Statement, and reference is expressly made thereto for the specific information incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
          *3.1     Restated Articles of Incorporation of Sunterra Corporation
           3.2     Bylaws of Sunterra Corporation, as amended (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on
                   Form 10-K for the fiscal year ended December 31, 1996)
           4.1     Indenture dated as of January 15, 1997 by and between
                   Sunterra Corporation and Norwest Bank Minnesota, National
                   Association, as trustee, for the 5 3/4% Convertible
                   Subordinated Notes of Sunterra Corporation due 2007
                   (incorporated by reference to Exhibit 4 to Registrant's
                   Registration Statement on Form S-1 (No. 333-30285))
           4.2     Indenture dated as of August 1, 1997 by and between Sunterra
                   Corporation and Norwest Bank Minnesota, National
                   Association, as trustee, for the 9 3/4% Senior Subordinated
                   Notes of Sunterra Corporation due 2007 (incorporated by
                   reference to Exhibit 4.2 to Amendment No. 1 on Form S-3 to
                   Registrant's Registration Statement on Form S-1 (No.
                   333-30285))
           4.3     Indenture dated as of April 15, 1998 by and between Sunterra
                   Corporation and Norwest Bank Minnesota, National
                   Association, as trustee for the 9 1/4% Senior Notes of
                   Sunterra Corporation due 2006 (incorporated by reference to
                   Exhibit 4.3 to the Registrant's Registration Statement on
                   Form S-4 (No. 333-51803))
           4.4     Indenture dated a of May 1, 1998, by and between Sunterra
                   Finance L.L.C. as issuer of the bonds, Sunterra Corporation as Servicer, and LaSalle National Bank as Trustee and
                   Back-up Servicer for Signature Resorts Vacation Ownership
                   Receivables -- Backed Notes 1998-A (incorporated by
                   reference to Exhibit 10.1 to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 1998)
         *10.1     Credit Agreement dated as of February 18, 1998 by and among
                   Sunterra Corporation, certain lender parties thereto,
                   NationsBank of Texas, N.A., as administrative lender and
                   Societe Generale, as document agent, including Amendments 1,
                   2 and 3 thereto
          10.2     Servicing Agreement dated as of May 1, 1998, by and between
                   Sunterra Finance L.L.C. as issuer of the bonds, Sunterra
                   Corporation as Servicer, and LaSalle National Bank as
                   Trustee and Back-up Servicer for Signature Resorts Vacation
                   Ownership Receivables -- Backed Notes 1998-A (incorporated by reference to Exhibit 10.8 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1998)
         *10.3     Receivables Purchase Agreement dated as of December 17, 1998 among Blue Bison Funding Corp., Sunterra Corporation and
                   Barton Capital Corporation

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
          10.4     Construction Loan Agreement between Lake Tahoe Resort
                   Partners, LLC, and FINOVA Capital Corporation dated as of
                   April 29, 1996 (incorporated by reference to Exhibit 10.8.8 to Registrant's Registration Statement on Form S-1 (No.
                   333-18447))
          10.5     Agreement of Limited Partnership of Pointe Resort Partners,
                   L.P. (subsequently renamed Poipu Resort Partners L.P.) dated
                   October 11, 1994 (incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-1 (No.
                   333-06027))
          10.6     Joint Development Agreement dated as of January 16, 1998
                   between Westin Hotel Company and Sunterra Corporation
                   (incorporated by reference to Exhibit 10.1 to Registrant's
                   Current Report on Form 8-K filed with the Securities and
                   Exchange Commission on January 20, 1998))
          10.7     Registration Rights Agreement dated as of August 20, 1996 by and among Sunterra Corporation and the persons named therein
                   (incorporated by reference to Exhibit 10.1 to Registrant's
                   Registration Statement on Form S-1 (No. 333-30285))
          10.8     Registration Rights Agreement dated as of May 15, 1997 by
                   and among Signature Resorts Inc. and the persons named
                   therein (incorporated by reference to Exhibit 4 to
                   Registrant's current report on Form 8-K filed with the
                   Commission on May 29, 1997)
          10.9     Registration Rights Agreement dated as of August 28, 1997 by and among Sunterra Corporation and Ian K. Ganney and Richard
                   Harrington (incorporated by reference to Exhibit 10.10 to
                   Amendment No. 1 on Form S-3 to Registrant's Registration
                   Statement on Form S-1 (No. 333-30285))
          10.10    Registration Rights Agreement dated as of October 10, 1997 by and among Sunterra Corporation and Michael V. Paulin,
                   Rosemarie Paulin, Maya K. Paulin and Annemarie H. Paulin
                   (incorporated by reference to Exhibit 10.5 to Registrant's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1997)
          10.11    Employment Agreement between Sunterra Corporation and Andrew
                   J. Gessow (incorporated by reference to Exhibit 10.2.2 to
                   Registrant's Registration Statement on Form S-1 (No.
                   333-30285))
          10.12    Employment Agreement between Sunterra Corporation and Steven
                   C. Kenninger (incorporated by reference to Exhibit 10.2.3 to
                   Registrant's Registration Statement on Form S-1 (No.
                   333-30285))
          10.13    Employment Agreement between Sunterra Corporation and L.
                   Steven Miller (incorporated by reference to Exhibit 10.1 to
                   Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
         *10.14    Employment Agreement between Sunterra Corporation and
                   Richard Goodman
          10.15    Employment Agreement between Sunterra Corporation and James
                   E. Noyes (incorporated by reference to Exhibit 10.2.4 to
                   Registrant's Registration Statement on Form S-1 (No.
                   333-06027))
         *10.16    Amended and Restated 1996 Equity Participation Plan of
                   Sunterra Corporation, including form of stock option
                   agreement thereunder
          10.17    Sunterra Corporation Employee Stock Purchase Plan
                   (incorporated by reference to Exhibit 10.5 to Registrant's
                   Registration Statement on Form S-1 (No. 333-06027))
          10.18    First Amendment to Employee Stock Plan of Sunterra
                   Corporation effective as of November 1, 1997 (incorporated by reference to Exhibit 10.2 to Registrant's Registration
                   Statement on Form S-8 (No. 333-15361))
         *10.19    1998 New-Hire Stock Option Plan of Sunterra Corporation

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
          10.20    Amended Consulting Agreement dated as of August 1, 1997 by and between Sunterra Corporation, Resort Services, Inc. and
                   Dr. Kay F. Gow and Robert T. Gow (incorporated by reference to Exhibit 10.12 to Amendment No. 1 on Form S-3 to
                   Registrant's Registration Statement on Form S-1 (No.
                   333-30285))
         *21       Subsidiaries of Sunterra Corporation
         *23.1     Consent of Arthur Andersen LLP
         *23.2     Consent of KPMG
         *23.3     Consent of Schreeder, Wheeler & Flint, LLP
         *27       Financial Data Schedule (for the fiscal year ended December
                   31, 1998)

---------------
 *  Filed herewith

(b) Reports on Form 8-K.

     Current Report on Form 8-K dated November 4, 1998 filed with the Commission on November 10, 1998 relating to the announcement of the Company's third quarter 1998 earnings.

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

                                          SUNTERRA CORPORATION

                                          By:      /s/ THOMAS A. BELL

                                            ------------------------------------
                                                       Thomas A. Bell
                                               Senior Vice President, General
                                                           Counsel
                                                       and Secretary

Dated: March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ ANDREW J. GESSOW                      Co-Chairman of the Board      March 31, 1999
-----------------------------------------------------
                  Andrew J. Gessow

               /s/ STEVEN C. KENNINGER                    Co-Chairman of the Board      March 31, 1999
-----------------------------------------------------
                 Steven C. Kenninger

                /s/ L. STEVEN MILLER                    Director, President and Chief   March 31, 1999
-----------------------------------------------------   Executive Officer (Principal
                  L. Steven Miller                           Executive Officer)

                 /s/ RICHARD GOODMAN                    Executive Vice President and    March 31, 1999
-----------------------------------------------------      Chief Financial Officer
                   Richard Goodman                        (Principal Financial and
                                                             Accounting Officer)

                 /s/ JAMES E. NOYES                            Executive Vice           March 31, 1999
-----------------------------------------------------  President -- Sales and Director
                   James E. Noyes

                  /s/ OSAMU KANEKO                                Director              March 31, 1999
-----------------------------------------------------
                    Osamu Kaneko

                  /s/ ADAM M. ARON                                Director              March 31, 1999
-----------------------------------------------------
                    Adam M. Aron

                /s/ SANFORD R. CLIMAN                             Director              March 31, 1999
-----------------------------------------------------
                  Sanford R. Climan

               /s/ J. TAYLOR CRANDALL                             Director              March 31, 1999
-----------------------------------------------------
                 J. Taylor Crandall

               /s/ JOSHUA S. FRIEDMAN                             Director              March 31, 1999
-----------------------------------------------------
                 Joshua S. Friedman

                /s/ W. LEO KIELY III                              Director              March 31, 1999
-----------------------------------------------------
                  W. Leo Kiely III

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Sunterra Corporation and Subsidiaries
Report of Independent Certified Public Accountants (Sunterra
  Corporation for the years ending 1998, 1997, 1996)........   F-2
Independent Auditors' Report (LSI Group Holdings plc for the
  year ended 1996)..........................................   F-3
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................   F-4
Consolidated Statements of Income for each of the three
  years ended December 31, 1998.............................   F-5
Consolidated Statements of Cash Flows for each of the three
  years ended December 31, 1998.............................   F-6
Consolidated Statements of Equity for each of the three
  years ended December 31, 1998.............................   F-7
Notes to Consolidated Financial Statements..................   F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Sunterra Corporation:

     We have audited the accompanying consolidated balance sheets of Sunterra Corporation (formerly Signature Resorts, Inc.) (a Maryland corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 financial statements of LSI Group Holdings plc, a company acquired during 1997 in a transaction accounted for as a pooling of interests, as discussed in
Note 17. Such statements are included in the consolidated financial statements of Sunterra Corporation and subsidiaries and reflect total revenues of 13 percent of the consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for LSI Group Holdings plc, is based solely upon the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Sunterra Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Orlando, Florida,
  February 10, 1999

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
LSI Group Holdings Plc

     We have audited the consolidated balance sheet of LSI Group Holdings plc and subsidiaries as of December 31, 1996, and the related consolidated statements of income, equity, and cash flows for the year ended December 31, 1996 (not presented separately herein). These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSI Group Holdings plc and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles in the United States of America.

KPMG
Chartered Accountants
Registered Auditors

Preston, England
March 27, 1997

                          CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1998         1997
                                                              ----------    --------
Cash and cash equivalents...................................  $   28,250    $ 38,487
Cash in escrow and restricted cash..........................      25,951       9,485
Mortgages receivable, net of an allowance of $22,869 and
  $22,916 at December 31, 1998 and 1997, respectively.......     335,982     331,735
Retained interests..........................................      12,518          --
Due from related parties....................................      25,849      25,576
Other receivables, net......................................      38,207      17,669
Income tax refund receivable................................          --       4,719
Prepaid expenses and other assets...........................      22,031      13,047
Investment in joint ventures................................      17,876      15,657
Real estate and development costs...........................     336,620     219,299
Property and equipment, net.................................      81,125      35,024
Intangible assets, net......................................      96,723      50,447
                                                              ----------    --------
          Total assets......................................  $1,021,132    $761,145
                                                              ==========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................      21,864    $ 25,196
Accrued liabilities.........................................      80,242      68,047
Due to related parties......................................          --       1,032
Income taxes payable........................................       9,240          --
Deferred taxes..............................................      30,984      23,752
Notes payable...............................................     627,089     435,208
                                                              ----------    --------
          Total liabilities.................................     769,419     553,235
                                                              ----------    --------
Commitments and contingencies (Note 11)
Stockholders' equity:
  Preferred stock (25,000,000 shares authorized; none issued
     or outstanding)........................................          --          --
  Common stock ($0.01 par value, 50,000,000 shares
     authorized; 35,902,671 and 35,875,287 shares
     outstanding at December 31, 1998 and 1997,
     respectively)..........................................         359         359
  Additional paid-in capital................................     163,290     162,969
  Retained earnings.........................................      86,581      43,797
  Accumulated other comprehensive income....................       1,483         785
                                                              ----------    --------
          Total stockholders' equity........................     251,713     207,910
                                                              ----------    --------
          Total liabilities and stockholders' equity........  $1,021,132    $761,145
                                                              ==========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
REVENUES:
Vacation Interests sales....................................  $359,426    $281,063    $182,300
Interest income.............................................    52,529      42,856      25,415
Gain on sales of mortgages receivable.......................     6,698          --          --
Other income................................................    31,301      13,774      12,132
                                                              --------    --------    --------
         Total revenues.....................................   449,954     337,693     219,847
                                                              --------    --------    --------
COSTS AND OPERATING EXPENSES:
Vacation Interest cost of sales.............................    85,649      71,437      48,218
Advertising, sales, and marketing...........................   163,828     126,739      89,040
Loan portfolio:
  Provision for doubtful accounts...........................    12,616       8,579       8,311
  Other expenses............................................     3,680       5,522       4,523
General and administrative..................................    50,699      42,254      37,436
Depreciation and amortization...............................    11,188       6,499       5,027
Merger costs, organizational costs and asset writedowns.....     5,056       9,973       2,620
                                                              --------    --------    --------
         Total costs and operating expenses.................   332,716     271,003     195,175
                                                              --------    --------    --------
Income from operations......................................   117,238      66,690      24,672
Interest expense (net of capitalized interest of $8,942,
  $6,774, and $6,723 in 1998, 1997 and 1996,
  respectively).............................................    43,767      22,426      17,245
Equity loss on investment in joint ventures.................       708         639         299
Minority interest in income of consolidated limited
  partnership...............................................        18         181         199
                                                              --------    --------    --------
Income before provision (benefit) for income taxes,
  extraordinary items and cumulative effect of change in
  accounting principle......................................    72,745      43,444       6,929
                                                              --------    --------    --------
Provision (benefit) for income taxes from continuing
  operations................................................    28,371      17,196      (4,105)
Provision for deferred income taxes resulting from the
  cumulative effect of previously non-taxable acquired
  entities..................................................        --       5,960          --
                                                              --------    --------    --------
         Total provision (benefit) for income taxes.........    28,371      23,156      (4,105)
                                                              --------    --------    --------
Income before extraordinary items and cumulative effect of
  change in accounting principle............................    44,374      20,288      11,034
Extraordinary items, net of taxes...........................       129         766          --
Cumulative effect of change in accounting principle, net of
  taxes.....................................................     1,466          --          --
                                                              --------    --------    --------
Net income..................................................  $ 42,779    $ 19,522    $ 11,034
                                                              ========    ========    ========
PRO FORMA INCOME DATA (UNAUDITED):
Income before provision for income taxes....................                          $  6,929
Provision for income taxes..................................                             2,549
                                                                                      --------
Pro forma net income........................................                          $  4,380
                                                                                      ========
EARNINGS PER SHARE (NOTE 3):
Basic:
  Income before extraordinary item and cumulative effect of
    change in accounting principle..........................  $   1.24    $   0.57    $   0.41
  Extraordinary item, net of taxes..........................        --       (0.02)         --
  Cumulative effect of change in accounting principle, net
    of taxes................................................     (0.05)         --          --
                                                              --------    --------    --------
Net income..................................................  $   1.19    $   0.55    $   0.41
                                                              ========    ========    ========
Diluted:
  Income before extraordinary item and cumulative effect of
    change in accounting principle..........................  $   1.20    $   0.56    $   0.40
  Extraordinary item, net of taxes..........................        --       (0.02)         --
  Cumulative effect of change in accounting principle, net
    of taxes................................................     (0.04)         --          --
                                                              --------    --------    --------
  Net income................................................  $   1.16    $   0.54    $   0.40
                                                              ========    ========    ========
PRO FORMA EARNINGS PER SHARE: (UNAUDITED)
  Basic.....................................................                          $   0.16
  Diluted...................................................                          $   0.16
Weighted average number of common shares outstanding (Note
  3)........................................................    35,888      35,373      27,232
Weighted average number of common and potentially dilutive
  common shares outstanding (Note 3)........................    40,995      36,180      27,640

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1998         1997         1996
                                                          ---------    ---------    ---------
OPERATING ACTIVITIES:
Net income..............................................  $  42,779    $  19,522    $  11,034
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization.........................     11,188        6,499        5,027
  Provision for doubtful accounts.......................     12,616        8,579        8,311
  Gain on sales of mortgages receivable.................     (6,698)          --           --
  Writedown of certain assets...........................      3,506           --        2,620
  Cumulative effect of change in accounting principle...      2,403           --           --
  Equity loss on investment in joint venture............        708          639          299
  Minority interest in income of consolidated limited
     partnership........................................         18          181          199
  Other.................................................         --           --          573
  Changes in operating assets and liabilities, net of
     effect of acquisitions:
     Cash in escrow and restricted cash.................    (16,460)      (6,916)       1,037
     Due from related parties...........................     (5,420)     (12,504)      (1,712)
     Prepaid expenses and other assets..................     (7,814)       2,068       (5,878)
     Investment in real estate and development costs....    (97,488)     (65,595)     (73,086)
     Other receivables, net.............................    (20,119)      (4,448)      (2,017)
     Accounts payable and accrued liabilities...........      6,730      (10,398)      36,499
     Income taxes.......................................     13,701       (6,518)       1,653
     Deferred income taxes..............................      7,237       19,481       (8,605)
     Due to related parties.............................     (1,032)        (636)        (250)
                                                          ---------    ---------    ---------
Net cash used in operating activities...................    (54,145)     (50,046)     (24,296)
                                                          ---------    ---------    ---------
INVESTING ACTIVITIES:
Cash paid for acquisition of subsidiaries...............    (99,340)     (31,296)          --
Property and equipment..................................    (44,241)     (19,973)      (8,214)
Intangible assets.......................................     (8,247)      (1,637)      (2,206)
Mortgages receivable....................................   (117,526)    (108,942)     (76,424)
Proceeds from sales of mortgages receivable.............    173,146           --           --
Investment in joint ventures............................     (1,347)      (8,899)         (63)
                                                          ---------    ---------    ---------
Net cash used in investing activities...................    (97,555)    (170,747)     (86,907)
                                                          ---------    ---------    ---------
FINANCING ACTIVITIES:
Proceeds from notes payable.............................    237,188      353,264      170,394
Payments on notes payable and mortgage-backed
  securities............................................   (112,697)    (167,229)    (101,436)
Proceeds from Senior Credit Facility, net of debt
  issuance costs........................................    240,568           --           --
Payments on Senior Credit Facility......................   (224,615)          --           --
Proceeds from notes payable to related parties..........         --           --        5,606
Payments on notes payable to related parties............         --           --      (15,074)
Proceeds from stock offerings...........................         --       52,643       73,324
Acquisition of minority limited partners' interests.....         --           --       (7,465)
Distributions...........................................         --         (738)     (14,413)
Other...................................................        321          648          420
                                                          ---------    ---------    ---------
Net cash provided by financing activities...............    140,765      238,588      111,356
                                                          ---------    ---------    ---------
Net (decrease)increase in cash and cash equivalents.....    (10,935)      17,795          153
Effect of exchange rates on cash and cash equivalents...        698          (65)         574
Cash and cash equivalents, beginning of period..........     38,487       20,757       20,030
                                                          ---------    ---------    ---------
Cash and cash equivalents, end of period................  $  28,250    $  38,487    $  20,757
                                                          =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                      ADDITIONAL                                  GENERAL
                                                 SHARES                PAID-IN     RETAINED       MEMBERS        PARTNERS'
                                               OUTSTANDING   AMOUNT    CAPITAL     EARNINGS   EQUITY (DEFICIT)    EQUITY
                                               -----------   ------   ----------   --------   ----------------   ---------
BALANCE AT DECEMBER 31, 1995.................     6,923       $ 89     $  3,895    $35,607        $ (1,432)      $  4,176
                                                 ------       ----     --------    -------        --------       --------
Distributions of partnership equity and other
  equity interests...........................        --         --           --     (7,191)         (5,394)            --
Conversion of convertible notes payable to
  AVCOM common stock.........................        --         --          400         --              --             --
Proceeds from the sale of common stock to the
  public, net of offering costs, including
  16,212 shares issued in exchange for
  partners' and members' equity..............    25,268        253       73,071         --              --             --
Stock issued and goodwill recorded in
  connection with the acquisition of
  investment in joint venture................       820          8        4,981         --              --             --
Acquisition of minority limited partners'
  interests..................................        --         --       (7,465)        --              --             --
Deferred taxes recorded in connection with
  the Consolidation Transactions.............        --         --       (9,464)        --              --             --
Net income (loss)............................        --         --           --      3,875           3,568           (164)
Exchange of partners' and members' equity for
  stock in connection with the consolidation
  transactions...............................        --        (20)      37,380     (1,370)          3,258         (4,012)
Assignment to venturers' of receivable due
  from related party.........................        --         --           --     (3,449)             --             --
Write-off of receivable from related party...        --         --           --     (3,890)             --             --
Other........................................        --         --         (820)       (38)             --             --
                                                 ------       ----     --------    -------        --------       --------
BALANCE AT DECEMBER 31, 1996.................    33,011        330      101,978     23,544              --             --
                                                 ------       ----     --------    -------        --------       --------
Comprehensive income for the year ending
  December 31, 1996..........................
Net income...................................        --         --           --     19,522              --             --
Proceeds from the sale of common stock, net
  of offering costs..........................     2,400         24       52,619         --              --             --
Common stock issued in connection with
  purchase of subsidiary.....................       213          2        6,008         --              --             --
Distributions................................        --         --           --       (738)             --             --
Other........................................       251          3        2,364      1,469              --             --
                                                 ------       ----     --------    -------        --------       --------
BALANCE AT DECEMBER 31, 1997.................    35,875        359      162,969     43,797              --             --
                                                 ------       ----     --------    -------        --------       --------
Comprehensive income for the year ending
  December 31, 1997..........................
Net income...................................        --         --           --     42,779              --             --
Other........................................        28         --          321          5              --             --
                                                 ------       ----     --------    -------        --------       --------
BALANCE AT DECEMBER 31, 1998.................    35,903       $359     $163,290    $86,581        $     --       $     --
                                                 ======       ====     ========    =======        ========       ========
Comprehensive income for the year ending
  December 31, 1998..........................

                                                           ACCUMULATED
                                                LIMITED    OTHER COM-
                                               PARTNERS'   PREHENSIVE     TOTAL     COMPREHENSIVE
                                                EQUITY       INCOME       EQUITY       INCOME
                                               ---------   -----------   --------   -------------
BALANCE AT DECEMBER 31, 1995.................  $ 33,114      $   (1)     $ 75,448
                                               --------      ------      --------
Distributions of partnership equity and other
  equity interests...........................    (1,633)         --       (14,218)
Conversion of convertible notes payable to
  AVCOM common stock.........................        --          --           400
Proceeds from the sale of common stock to the
  public, net of offering costs, including
  16,212 shares issued in exchange for
  partners' and members' equity..............        --          --        73,324
Stock issued and goodwill recorded in
  connection with the acquisition of
  investment in joint venture................        --          --         4,989
Acquisition of minority limited partners'
  interests..................................        --          --        (7,465)
Deferred taxes recorded in connection with
  the Consolidation Transactions.............        --          --        (9,464)
Net income (loss)............................     3,755          --        11,034      $11,034
Exchange of partners' and members' equity for
  stock in connection with the consolidation
  transactions...............................   (35,236)         --            --
Assignment to venturers' of receivable due
  from related party.........................        --          --        (3,449)
Write-off of receivable from related party...        --          --        (3,890)
Other........................................        --         574          (284)         574
                                               --------      ------      --------      -------
BALANCE AT DECEMBER 31, 1996.................        --         573       126,425
                                               --------      ------      --------
Comprehensive income for the year ending
  December 31, 1996..........................                                          $11,608
                                                                                       =======
Net income...................................        --          --        19,522      $19,522
Proceeds from the sale of common stock, net
  of offering costs..........................        --          --        52,643
Common stock issued in connection with
  purchase of subsidiary.....................        --          --         6,010
Distributions................................        --          --          (738)
Other........................................        --         212         4,048          212
                                               --------      ------      --------      -------
BALANCE AT DECEMBER 31, 1997.................        --         785       207,910
                                               --------      ------      --------
Comprehensive income for the year ending
  December 31, 1997..........................                                          $19,734
                                                                                       =======
Net income...................................        --          --        42,779      $42,779
Other........................................        --         698         1,024          698
                                               --------      ------      --------      -------
BALANCE AT DECEMBER 31, 1998.................  $     --      $1,483      $251,713
                                               ========      ======      ========
Comprehensive income for the year ending
  December 31, 1998..........................                                          $43,477
                                                                                       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

 1. NATURE OF BUSINESS

     Sunterra Corporation (formerly Signature Resorts, Inc.) and its wholly-owned subsidiaries ("the Company") generate revenues from the sale and financing of vacation ownership interests in its resorts, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year, in perpetuity (Vacation Intervals). The Company's operations consist of (i) marketing and selling vacation ownership interests at its resort locations and off-site sales centers, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity ("Vacation Intervals"), and vacation points which may be redeemed for occupancy rights at participating resort locations ("Vacation Points," and together with Vacation Intervals, "Vacation Interests"), (ii) acquiring, developing and operating vacation ownership resorts, (iii) providing consumer financing to individual purchasers for the purchase of Vacation Interests at its resort locations and off-site sales centers, and (iv) providing resort management and maintenance services for which it receives fees paid by the resorts' homeowners' associations.

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

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The accompanying financial statements include the combined accounts of Sunterra Corporation and the Company's wholly-owned subsidiaries that were acquired or formed prior to August 20, 1996, which became wholly-owned subsidiaries in connection with the Consolidation Transactions. In addition, the financial statements give effect to the acquisitions of AVCOM International, Inc. ("AVCOM"), Plantation Resorts Group, Inc. ("PRG") and LSI Group Holdings plc ("LSI") that occurred during 1997 and were treated as poolings-of-interests (see Note 17). All significant intercompany transactions and balances have been eliminated from these consolidated financial statements.

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

     Cash in Escrow and Restricted Cash -- Cash in escrow is restricted cash consisting of deposits received on sales of Vacation Interests that are held in escrow until a certificate of occupancy is obtained or the legal rescission period has expired. Restricted cash includes a cash reserve of approximately $7.6 million required by the Securitized Notes (Note 8) and Conduit Facility (Note 5).

     Real Estate and Development Costs -- Real estate is valued at the lower of cost or net realizable value. Development costs include both hard and soft construction costs and together with real estate costs are allocated to Vacation Interests. Interest, taxes, and other carrying costs incurred during the construction period are capitalized.

                           DECEMBER 31, 1998 AND 1997

     Property and Equipment -- Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of 3 to 7 years. Administrative office buildings are amortized over the estimated useful life of 40 years.

     Depreciation and amortization expense related to property and equipment was $6.5 million, $2.8 million and $1.5 million in 1998, 1997 and 1996, respectively.

     Investment in Joint Ventures -- The Company accounts for its investment in its various joint ventures under the equity method of accounting. Any goodwill associated with each joint venture is amortized as Vacation Interests are sold.

     Intangible Assets -- In 1996 and 1997, organizational costs incurred in connection with the formation of the Company were capitalized and were amortized on a straight-line basis over a period of three to five years. In 1996 and 1997, start-up costs related to costs incurred to develop marketing programs prior to receiving regulatory approval to market the related property were amortized on a straight-line basis over a period of one year. In 1998, the Company elected early adoption of the AICPA's Statement of Position 98-5 (SOP 98-5), "Reporting on Costs of Start-up Activities." As a result, the Company recorded a $1.5 million cumulative effect of change in accounting principle, net of taxes, which represented the writeoff of all organizational and start-up costs capitalized prior to January 1, 1998. All such costs were expensed as incurred in 1998.

     Financing, loan origination fees and debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over three to ten years as interest expense.

     Goodwill in connection with the acquisition of subsidiaries is being amortized over the estimated useful lives of 10 to 30 years.

     At each balance sheet date, the Company evaluates the reliability of its goodwill based upon expectations of undiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no material impairment of its goodwill exists at December 31, 1998.

     Foreign Currency Translation -- Financial statements for the Company's subsidiaries outside the United States are translated into U.S. dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for income and expenses. The resulting translation adjustments are recorded as cumulative other comprehensive income in the consolidated statements of equity.

     Fourth Quarter Adjustments -- During the fourth quarter of 1998, the Company recorded certain organization charges and asset writedowns totaling $5.1 million. The organizational charges related to anticipated severance and other charges associated with its consolidation of certain corporate functions to the Company's headquarters in Orlando, Florida.

     Revenue Recognition -- The Company recognizes sales of Vacation Interests on an accrual basis after a binding sales contract has been executed, a 10% minimum down payment has been received, the rescission period has expired, construction is substantially complete, and certain minimum sales levels have been achieved. If all the criteria are met except that construction is not substantially complete, then revenues are recognized on the percentage-of-completion (cost to cost) basis. For sales that do not qualify for either accrual or percentage-of-completion accounting, all revenue is deferred using the deposit method.

     Income Taxes -- Prior to August 20, 1996, the Entities were taxed either as a corporation at the corporate level, as an S corporation taxable at the shareholder level, or as a partnership taxable at the partner level. The Company became subject to federal, state, and foreign income taxes from the effective date of the Initial Public Offering. The 1996 pro forma net income per common and common equivalent share uses the historical net income of the Company as adjusted by the unaudited pro forma provision for income taxes to reflect the net income per common and common equivalent share, as if the Company had been treated as a C corporation rather than as individual limited partnerships and limited liability companies for federal income tax purposes for the year ended December 31, 1996.

                           DECEMBER 31, 1998 AND 1997

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

     Comprehensive Income -- In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, Reporting Comprehensive Income (SFAS
130). SFAS 130 establishes standards for reporting and the display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosures prescribed by SFAS 130 were made beginning with the first quarter of fiscal 1998.

     Segment Reporting -- In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS 131 during 1998.

     Reclassifications -- Certain reclassifications were made to the 1997 and 1996 accompanying consolidated financial statements to conform to the 1998 presentation.

                           DECEMBER 31, 1998 AND 1997

 3. EARNINGS PER SHARE

     Basic earnings per share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for each of the three years in the period ended December 31, 1998.

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                            (AMOUNT IN THOUSANDS)
Net income............................................  $42,779    $19,522    $11,034
Interest on convertible bonds(a)......................    4,840         --         --
                                                        -------    -------    -------
Net income available to common stockholders after
  assumed conversion of dilutive securities(a)........  $47,619    $19,522    $11,034
                                                        =======    =======    =======
Weighted average number of common shares used in basic
  EPS.................................................   35,888     35,373     27,232
Effect of dilutive convertible bonds(a)...............    4,537         --         --
Effect of dilutive stock options......................      570        807        408
                                                        -------    -------    -------
Weighted average number of common shares and dilutive
  potential common shares used in diluted EPS(a)......   40,995     36,180     27,640
                                                        =======    =======    =======

---------------
(a) The potential effect on net income and on common stock shares related to the Convertible Notes have not been included in the 1997 or 1996 calculation of net income or weighted average number of common shares and dilutive potential common shares outstanding used in diluted EPS because the effect would be anti-dilutive.

 4. MORTGAGES RECEIVABLE, NET

     The Company provides financing to the purchasers of Vacation Interests that are collateralized by their interest in such Vacation Interests. The mortgages receivable generally bear interest at the time of issuance of between 12% and 17%, which remain fixed over the term of the loan, which typically averages seven to ten years. The mortgages receivable may be prepaid at any time without penalty. The weighted average rate of interest on outstanding mortgages receivable is 14.5% as of December 31, 1998.

     Consumer loans in excess of 60 days past due, including defaulted loans and loans in the deed-in-lieu process at December 31, 1998, were 7.4%, as a percentage of gross mortgages receivable.

     Additionally, the Company has accrued interest receivable related to mortgages receivable of $9.1 million and $4.1 million at December 31, 1998 and 1997, respectively. The accrued interest receivable at December 31, 1998 and 1997 is net of an allowance for doubtful accounts of $0.6 million and $1.0 million, respectively, and is included in other receivables, net.

                           DECEMBER 31, 1998 AND 1997

     The following schedule reflects the scheduled contractual principal maturities of mortgages receivable (amounts in thousands):

YEAR ENDING DECEMBER 31:
1999........................................................  $ 33,320
2000........................................................    32,087
2001........................................................    30,526
2002........................................................    24,453
2003........................................................    39,588
Thereafter..................................................   198,877
                                                              --------
Total principal maturities of mortgages receivable..........   358,851
Less allowance for doubtful accounts........................   (22,869)
                                                              --------
Net principal maturities of mortgages receivable............  $335,982
                                                              ========

     The activity in the mortgages receivable allowance for doubtful accounts is as follows (amounts in thousands):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                               1998           1997
                                                              -------        -------
Balance, beginning of the period............................  $22,916        $17,328
Decrease in allowance for purchased mortgages receivable....     (584)          (718)
Decrease in allowance for mortgages sold....................   (1,956)            --
Increase in allowance for company acquired..................    4,930          1,265
Provision for mortgages receivable doubtful accounts........   11,409          7,234
Receivables charged off.....................................  (13,846)        (2,193)
                                                              -------        -------
  Balance, end of the period................................  $22,869        $22,916
                                                              =======        =======

     The provision for doubtful accounts for 1998 and 1997 includes $1.2 million and $1.4 million, respectively, for other receivables.

 5. SALES OF MORTGAGES RECEIVABLE

     On December 31, 1998, the Company sold $79.0 million of Mortgages Receivables as part of its $100.0 million Mortgage Receivable Conduit Facility ("Conduit Facility"). Under the terms of the Conduit Facility, the Company sells mortgages receivable through a wholly-owned special purpose entity at 95% of face value, without recourse. The Company then retains 100% of the excess spread over the commercial paper rate plus 0.60%.

     The Company recognized a gain on the sale of mortgages receivable of $5.6 million, net of expenses, as a result of the $79.0 million sale and a retained interest held for sale in these mortgages receivable of $11.3 million. The retained interest was valued by the Company assuming a 4.8% default rate (net of recoveries), a 15% prepayment rate, an 18% discount rate, a 2.5% interest rate on the 5% required reserve account, and a 6.5% annual interest rate on the monthly balance of the financing. In addition, the receivables had a 8.4 year weighted average remaining life and a weighted average interest rate of 15.1%. The retained interest is classified as held for sale based on management's intent and the existence of prepayment options.

     During 1998, the Company also sold $101.9 million of gross mortgages receivable for $99.7 million in cash in three separate transactions. As a result of these sales, the Company recorded a $1.1 million gain on the sale of mortgages receivable and a retained interest of $1.3 million. The Company sold these receivables at prices from 96% to 105% of par value with a participation in the remaining interest of 0% to 65%.

                           DECEMBER 31, 1998 AND 1997

 6. REAL ESTATE AND DEVELOPMENT COSTS

     Real estate and development costs and accumulated Vacation Interests cost of sales consist of the following (amounts in thousands):

                                                                  DECEMBER 31,
                                                           --------------------------
                                                             1998             1997
                                                           ---------        ---------
Land.....................................................    102,653           74,527
Development cost, excluding capitalized interest.........    536,053          370,151
Capitalized interest.....................................     28,992           20,050
                                                           ---------        ---------
  Total real estate and development costs................    667,698          464,728
Less accumulated Vacation Interest cost of sales.........   (328,458)        (242,809)
Less resort property valuation allowance.................     (2,620)          (2,620)
                                                           ---------        ---------
  Net real estate and development costs..................  $ 336,620        $ 219,299
                                                           =========        =========

     During 1996, the Company recorded a $2.6 million property valuation allowance to reduce real estate and development costs. During 1998 and 1997 there was no change in the resort property valuation allowance.

     As of December 31, 1998, the Company commenced sales of Vacation Interests at certain projects, or phases of certain projects, that are expected to be completed during 1999. The estimated cost to complete the projects, or the specific phases of the projects is approximately $14.3 million.

 7. INTANGIBLE ASSETS

     Intangible assets and accumulated amortization consist of the following (amounts in thousands):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                               1998           1997
                                                              -------        -------
Goodwill....................................................  $74,600        $35,227
Debt issuance costs.........................................   22,119         15,257
Other.......................................................   10,364          7,471
                                                              -------        -------
  Total intangible assets...................................  107,083         57,955
Less accumulated amortization...............................  (10,360)        (7,508)
                                                              -------        -------
  Net intangible assets.....................................  $96,723        $50,447
                                                              =======        =======

     Amortization expense was $4.7 million, $3.7 million and $3.5 million in 1998, 1997 and 1996, respectively. In addition, $2.7 million of amortized intangibles were retired from the related asset and accumulated amortization accounts in 1998.

                           DECEMBER 31, 1998 AND 1997

 8. NOTES PAYABLE

     Notes payable consist of the following at December 31 (amounts in thousands):

                                                                    1998        1997
                                                                  --------    --------
    Endpaper loans with interest payable monthly at prime plus
      2% to prime plus 3% (9.75% to 10.75% at December 31,
      1998), payable in monthly installments of principal and
      interest equal to 100% of all proceeds of the receivables
      collateral collected during the month; due from
      2003 - 2007...............................................  $ 30,537    $ 62,676
    Endpaper loans collateralized by specific mortgages
      receivable with interest payable at prime plus 1.5% to
      prime plus 1.75% (9.25% to 9.5% at December 31, 1998) or
      LIBOR plus 4.25% (9.37% at December 31, 1998), payable in
      monthly installments of principal and interest equal to
      100% of all proceeds of the receivables collateral
      collected during the month................................        --      11,931
    Senior Credit Facility of $117.5 million with interest
      payable quarterly at rates ranging from LIBOR plus 7/8% to
      LIBOR plus 1 3/8% (6.00 % to 6.50% on December 31, 1998);
      collateralized by specific mortgages receivable due
      February 2001.............................................    17,110          --
    Securitized notes, collateralized by certain mortgages
      receivable. Interest and principal is payable monthly at
      an average interest rate of 6.7% due 2014.................    87,578          --
    Securitized notes, collateralized by certain mortgages
      receivable. Interest and principal is payable monthly at
      an average interest rate of 7.75% due 2004................     6,900      11,572
    9.25% Senior Notes, interest due May and November, principal
      due May 2006..............................................   140,000          --
    9.75% Senior Subordinated Notes, interest due April and
      October and principal due October 2007....................   200,000     200,000
    5.75% Convertible Subordinated Notes, interest payments due
      January and July, principal due January 2007..............   138,000     138,000
    Other notes payable.........................................     6,964      11,029
                                                                  --------    --------
    Total notes payable.........................................  $627,089    $435,208
                                                                  ========    ========

     In 1998, the Company entered into a $117.5 million senior bank credit facility (the "Senior Credit Facility"). The Senior Credit Facility has a variable borrowing rate based on the percentage of the Company's mortgages receivable pledged under such facility and the amount of funds advanced thereunder. The interest rate will vary between LIBOR plus 7/8% and LIBOR plus 1 3/8%, depending on the amount advanced against mortgages receivable. The Senior Credit Facility has a three year term and contains covenants, representations and warranties and conditions to borrow on the funds. At December 31, 1998, the Company had $98.2 million available on the Senior Credit Facility, $24.9 million available on its Conduit Facility and no amounts available on its endpaper loans. At December 31, 1997, the Company had approximately $186.0 million of borrowing capacity from various endpaper loans and had no amounts available on its Senior Credit Facility and its Conduit Facility.

     The Convertible Notes are convertible into Common Stock at any time prior to maturity, unless previously redeemed, at a conversion price of $30.417 per share, subject to adjustment under certain events.

     The Company's loan agreements contain certain covenants, the most restrictive of which require certain of the consolidated entities to maintain a minimum net worth and require certain expenses to not exceed certain percentages of sales. At December 31, 1998, the Company was in compliance with all covenants. Dividends are restricted by certain of the Company's debt agreements.

                           DECEMBER 31, 1998 AND 1997

     The expected maturities of the remaining long-term debt are as follows (amounts in thousands):

        DUE IN FISCAL YEAR
        ------------------
1999..............................  $ 37,504
2000..............................    32,087
2001..............................    30,525
2002..............................    24,453
2003..............................    24,520
2004 and thereafter...............   478,000
                                    --------
                                    $627,089
                                    ========

 9. RELATED PARTY TRANSACTIONS

     At December 31, 1998 and 1997, respectively, the Company had accrued $7.3 million and $6.0 million as net receivables from various homeowners' associations at its resorts. The Company generally accrues receivables from homeowners' associations for management fees and certain other expenses. Payables to the homeowners' associations consist primarily of maintenance fees for units owned by the Company. All of these amounts are classified as due from and due to related parties in the accompanying consolidated balance sheets.

     As of December 31, 1998, the Company had accounts receivable and notes receivable of $2.8 million, and $11.9 million, respectively, from the Company's joint ventures in Poipu Point, Hawaii, Kaanapali, Hawaii and St. John, U.S. Virgin Islands. As of December 31, 1997, these accounts receivable and notes receivable balances due from Poipu Point, Hawaii and St. John, U.S. Virgin Islands were $2.7 million and $11.8 million, respectively. The accounts receivable relate to certain reimbursable operating and development expenses. The notes receivable represent loans made to the projects for start-up and development activities.

     In 1997, Messrs. Gessow, Kaneko and Kenninger transferred 100% of their interest in the Embassy Vacation Resort at Kaanapali Beach (the "Kaanapali Resort") in exchange for the Company's agreement to reimburse to them expenses they had incurred to acquire the Kaanapali Resort. On June 9, 1998, the Board of Directors of the Company approved the reimbursement by the Company of an aggregate of $626,858 to Messrs. Gessow ($250,743), Kaneko ($250,743) and Kenninger ($125,372) for expenses incurred by them individually in connection with the acquisition of the Kaanapali Resort. The Company has been previously reimbursed $275,639 by The Whitehall Fund of Goldman Sachs and Apollo, the Company's partners in the Kaanapali Resort for their pro rata portion of such expenses.

                           DECEMBER 31, 1998 AND 1997

10. SUPPLEMENTAL CASH FLOW DISCLOSURE

     The following schedule provides certain supplemental disclosure of cash flows as well as supplemental disclosure of non-cash transactions that should be read in conjunction with the accompanying consolidated statements of cash flows.

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest......................................  $52,607    $18,508    $24,127
Cash paid for taxes, net of tax refunds.....................  $ 1,968    $ 7,918    $ 1,629
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Stock issued in connection with acquisition of Marc
  Resorts...................................................  $    --    $ 6,010         --
Costs incurred in conjunction with debt issuances...........  $ 9,295    $12,824         --
Tax benefit resulting from exercise of common stock
  options...................................................  $    --    $ 1,469         --
Stock issued and goodwill recorded in connection with the
  acquisition of investment in joint venture................       --         --    $ 4,989
Deferred taxes recorded in connection with the Consolidation
  Transactions..............................................       --         --    $ 9,464
Interest accrued on deferred installment gains in connection
  with the Consolidation Transactions.......................       --         --    $   820
Net assets of predecessor partnership acquired in exchange
  for 17,032,058 shares of common stock in connection with
  the Consolidation Transactions............................       --         --    $37,380
Assignment to venturers of receivable due from related party
  recorded as a reduction of venturers' equity..............       --         --    $ 3,449
Write-off of receivable from related party recorded as a
  reduction of stockholders' equity.........................       --         --    $ 3,890
Conversion of convertible notes payable to AVCOM common
  stock.....................................................       --         --    $   400

11. COMMITMENTS AND CONTINGENCIES

     The Company is currently subject to litigation and claims regarding employment, tort, contract, construction, and commission disputes, among others. In the judgment of management, none of such litigation or claims against the Company is likely to have a material adverse effect on the Company's financial statements or its business.

     The Company owns a partnership interest in the Embassy Vacation Resort at Poipu Point, Koloa, Kauai, Hawaii. Under the terms of the partnership agreement, the Company could be required to purchase the other partner's interest. At December 31, 1998, the Company does not believe that the events requiring such purchase are likely to occur.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                           DECEMBER 31, 1998 AND 1997

     Retained Interests: The carrying amount reported is reported at its fair value based on the assumptions disclosed in Note 5.

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

13. STOCK OPTIONS

     The Company issued 2,749,600 and 1,054,500 stock options during 1998 and 1997, respectively. The Company accounts for these options under APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. Under SFAS 123, Accounting for Stock-Based Compensation, the Company's net income would have been $38.7 million and basic and diluted earnings per share would have been, $1.08 and $1.06, respectively, on an unaudited pro forma basis for the year ended December 31, 1998. The Company's unaudited net income would have been $16.9 million, and basic and diluted unaudited earnings per share would have been $0.48 and $0.47, respectively, for the year ended December 31, 1997. As of December 31, 1998, 163,000 options were available for grant under the Company's equity participation plans. A summary of the Company's stock options for the years ended December 31, 1998 and 1997 is presented in the following table:

                                          1998                              1997
                             ------------------------------    ------------------------------
                                           WEIGHTED AVERAGE                  WEIGHTED AVERAGE
                              OPTIONS       EXERCISE PRICE      OPTIONS       EXERCISE PRICE
                             ----------    ----------------    ----------    ----------------
Outstanding options,
  beginning of year........   3,289,407         $14.45          2,653,500         $10.29
Granted....................   2,749,600          13.49          1,054,500          23.99
Exercised..................        (600)          9.33           (250,180)          9.33
Forfeited..................    (846,207)         28.60           (168,413)         16.42
Expired....................          --             --                 --             --
                             ----------         ------         ----------         ------
Outstanding options, end of
  year.....................   5,192,200         $10.21          3,289,407         $14.45
Exercisable at end of
  year.....................   1,078,490         $10.41            817,528         $10.50
                             ==========         ======         ==========         ======
Weighted average fair value
  of options granted.......  $     5.64                        $     5.32

     All stock options issued by the Company were issued to employees at fair market value on the grant date. The options range from 3 to 5 years for full maturity and the exercise prices range from $8.00 to $28.25.

     The weighted average fair value of options granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.0%, expected dividend yield of zero, expected volatility of 35%, and expected lives of 3 to 5 years in 1998 and 1997.

14. EMPLOYEE BENEFIT PLANS

     The Company has established the Sunterra Resorts, Inc. Employee Stock Purchase Plan to assist eligible employees to acquire stock ownership in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to meet the requirements of an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended, and generally allows eligible employees to purchase common stock at 85% of fair market value, subject to dollar limitations.

                           DECEMBER 31, 1998 AND 1997

The Company has reserved a maximum of 750,000 shares of Common Stock for issuance pursuant to the Employee Stock Purchase Plan. As of December 31, 1998 and 1997, an aggregate of 29,269 and 2,482 shares, respectively, had been issued pursuant to the Employee Stock Purchase Plan.

     The Company also has established a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code of 1986, as amended. Subject to certain limitations, the 401(k) Plan allows participating employees to defer up to 15% of their eligible compensation on a pre-tax basis. Although the 401(k) Plan allows the Company to make discretionary matching contributions of up to 50% of employee contributions, the Company did not make any such matching contributions during 1998, 1997, or 1996.

15. INCOME TAXES

     The Entities and PRG were taxed prior to August 20, 1996 and May 15, 1997, respectively either as a corporation at the corporate level, as an S corporation taxable at the shareholder level, or as a partnership taxable at the partner level. Accordingly, the table below summarizes the unaudited pro forma provision for income taxes that would have been reported had the Company been treated as a C corporation for federal income tax purposes for the year ended December 31, 1996. AVCOM's and LSI's actual deferred income taxes and provision for income taxes are included in the pro forma schedule and 1996 actuals. The Company's actual income tax provision is presented for the periods subsequent to August 20, 1996.

                                                           YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------
                                                   1998      1997      1996        1996
                                                  -------   -------   -------   -----------
                                                                                (PRO FORMA)
                                                                                (UNAUDITED)
                                                           (AMOUNTS IN THOUSANDS)
Current:
  Federal.......................................  $ 8,570   $ 2,194   $ 2,785     $4,990
  State.........................................    1,666       461       481        846
  Foreign.......................................    5,691     2,533     1,240      1,233
                                                  -------   -------   -------     ------
  Total current provision for income taxes......   15,927     5,188     4,506      7,069
                                                  -------   -------   -------     ------
Deferred:
  Federal.......................................   11,385    16,125    (7,182)    (3,675)
  State.........................................    1,301     1,843    (1,393)      (809)
  Foreign.......................................     (242)       --       (36)       (36)
                                                  -------   -------   -------     ------
  Total deferred provision (benefit) for income
     taxes......................................   12,444    17,968    (8,611)    (4,520)
                                                  -------   -------   -------     ------
  Provision (benefit) for income taxes..........  $28,371   $23,156   $(4,105)    $2,549
                                                  =======   =======   =======     ======

                           DECEMBER 31, 1998 AND 1997

     The reconciliation between the statutory provision for income taxes and the actual provision (benefit) for income taxes is shown as follows (amounts in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                            --------------------------------------------
                                             1998       1997       1996         1996
                                            -------    -------    -------    -----------
                                                                             (PRO FORMA)
                                                                             (UNAUDITED)
Income tax at U.S. federal statutory
  rate....................................  $25,461    $15,205    $ 2,357      $2,357
State tax, net of federal benefit.........    1,929      1,738        163         163
Difference in foreign tax rates...........     (202)      (994)       (34)        (34)
Non-deductible expenses...................      610      3,192        598          63
Deferred income taxes recorded upon
  acquisition of previously non-taxable
  entities................................       --      5,960         --          --
Write-off of receivable from related
  party...................................       --         --     (1,478)         --
Non-taxable income from entities..........       --     (1,050)    (5,711)         --
Other.....................................      573       (895)        --          --
                                            -------    -------    -------      ------
  Provision (benefit) for income taxes....  $28,371    $23,156    $(4,105)     $2,549
                                            =======    =======    =======      ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax liabilities were as follows (amounts in thousands):

                                                                   DECEMBER 31,
                                                             ------------------------
                                                               1998            1997
                                                             --------        --------
Deferred tax assets:
Allowance for doubtful accounts............................  $ 12,084        $  8,867
Fixed assets and inventory.................................     1,666           1,305
Accrued expenses...........................................     1,961           4,152
Adjustment to basis of partnership property................     1,429           3,474
Net operating loss carryover...............................    33,250          29,439
Foreign tax credit carryover...............................       991              62
Minimum tax credit carryover...............................     8,840           5,776
Other......................................................     1,963             367
                                                             --------        --------
          Total gross deferred tax assets..................    62,184          53,442
Valuation allowance........................................        --          (2,367)
                                                             --------        --------
          Total net deferred tax asset.....................  $ 62,184        $ 51,075
                                                             --------        --------
Deferred tax liabilities:
Installment sales..........................................   (87,536)        (73,818)
Percentage of completion...................................    (4,784)           (160)
Other......................................................      (848)           (849)
                                                             --------        --------
          Total deferred tax liabilities...................  $(93,168)       $(74,827)
                                                             --------        --------
Net deferred taxes.........................................  $(30,984)       $(23,752)
                                                             ========        ========

     At December 31, 1998, the Company has available approximately $85 million of unused net operating loss carryforwards (the "NOLs") that may be applied against future taxable income. These NOLs expire on various dates from 2004 through 2018.

     The valuation allowance of $2.4 million in 1997 was related to loss carryforwards acquired in a 1997 company purchase. Deferred tax liabilities generated during the current year favorably impacted the future realization of these loss carryforwards resulting in the reversal of this reserve. Income taxes currently payable

                           DECEMBER 31, 1998 AND 1997

have not been affected by the change in reserve. The reversal of the reserve reduced the goodwill recorded on the 1997 company acquisition.

     Provision has not been made for taxes on approximately $5.3 million of undistributed earnings of foreign subsidiaries. Those earnings have been and are expected to be reinvested in the foreign subsidiaries. These earnings could become subject to additional tax if they were remitted to the Company, or if the Company were to sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings; however, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. tax and offset any foreign tax.

16. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one industry segment, which includes the marketing, sales, financing and management of vacation ownership resorts and two geographic segments. The Company's areas of operation outside of the United States include Mexico, Canada, Netherlands Antilles, United Kingdom, Japan, Spain, Portugal, Austria and France. The Company's management evaluates performance of each segment based on profit or loss from operations before income taxes not including extraordinary items and cumulative effect of change in accounting principles. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company's customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of the Company's sales.

     Information about the Company's operations in different geographic locations is shown below (amounts in thousands):

                                                      UNITED STATES   FOREIGN      TOTAL
                                                      -------------   --------   ----------
1998
  Total revenues....................................    $336,060      $113,894   $  449,954
  Income before provision for income taxes,
     extraordinary items and cumulative effect......      55,181        17,564       72,745
  Identifiable assets...............................     939,332        81,800    1,021,132
1997
  Total revenues....................................    $270,296      $ 67,397   $  337,693
  Income before provision for income taxes,
     extraordinary items............................      31,177        12,267       43,444
  Identifiable assets...............................     701,509        59,636      761,145
1996
  Total revenues....................................    $179,003      $ 40,844   $  219,847
  Income before provision for income taxes..........         356         6,573        6,929
  Identifiable Assets...............................     412,339        33,545      445,884

17. ACQUISITIONS

     On February 7, 1997, the Company consummated its acquisition by merger of AVCOM (the "AVCOM Acquisition"). AVCOM is the parent company of All Seasons Resorts, Inc., a developer, marketer and operator of vacation ownership resorts in Arizona, California and Texas. Under the terms of the AVCOM merger agreement, the Company issued 1,324,554 shares of its common stock in exchange for all the outstanding capital stock of AVCOM. The AVCOM Acquisition has been treated as a pooling-of-interests and is reflected in the accompanying consolidated financial statements as if it took place at the beginning of the earliest period presented.

                           DECEMBER 31, 1998 AND 1997

     On May 15, 1997, the Company consummated its acquisition by merger ("the PRG Acquisition") of (PRG), a Williamsburg, Virginia, based developer, owner and operator of vacation ownership resorts in Williamsburg, Virginia. PRG was incorporated in April 1997 through a private placement of its common stock in which certain predecessor joint ventures and corporations (the "PRG Entities") exchanged their interests for shares of PRG's common stock (the "PRG Exchange"). The PRG Acquisition was consummated through the issuance of 3,601,844 shares of the Company's common stock. The PRG Acquisition has been treated as a pooling-of-interests and is reflected in the accompanying consolidated financial statements as if it took place at the beginning of the earliest period presented.

     On August 28, 1997, the Company consummated its acquisition by merger of 100% of the capital stock of LSI in exchange for 1,996,401 newly-issued shares of the Company's common stock and approximately $1.0 million in cash (the "LSI Acquisition"). United Kingdom-based LSI is a developer, owner and operator of vacation ownership resorts located in Europe. Through its Grand Vacation Club, LSI operates a points-based club system. The LSI Acquisition has been treated as a pooling-of-interests and is reflected in the accompanying consolidated financial statements as if it took place at the beginning of the earliest period presented.

     During 1998, the Company acquired MMG Holding Corporation, Harich Tahoe Development, and ten resorts located in the United States, Europe, and Japan, all in separate transactions. During 1997, the Company acquired Marc Hotels & Resorts, Inc., Vacation International, Ltd., and Global Development Ltd. all in separate transactions. Each of the aforementioned acquisitions in 1998 and 1997 were accounted for under the purchase method for business combinations. Assets acquired and liabilities assumed in connection with the Company's 1998 and 1997 purchases are as follows (amounts in thousands):

                                                                1998           1997
                                                              --------        -------
Assets acquired in acquisitions:
  Cash in escrow............................................  $      6        $   857
  Mortgages receivable, net.................................    74,655         14,509
  Due from related parties..................................       317          1,175
  Other receivables, net....................................     2,091          2,719
  Prepaid expenses and other................................     1,170            377
  Real estate and development costs.........................    19,833         10,834
  Property and equipment, net...............................     8,362          3,202
  Goodwill in conjunction with acquisitions.................    37,421         35,186
                                                              --------        -------
          Total assets acquired in acquisitions.............  $143,855        $68,859
                                                              ========        =======
Liabilities assumed in acquisitions:
  Accounts payable..........................................     5,995          8,666
  Accrued liabilities.......................................     3,005         21,359
  Due to related parties....................................        --             12
  Deferred income taxes.....................................       258          1,012
  Notes payable.............................................    35,257            227
  Cumulative translation adjustments........................        --            277
                                                              --------        -------
          Total liabilities assumed in acquisitions.........  $ 44,515        $31,553
                                                              ========        =======

                           DECEMBER 31, 1998 AND 1997

     The following table sets forth certain unaudited pro forma information for the Company's purchases as if they had occurred as of the beginning of the year acquired and the immediately preceding year for 1998, 1997 and 1996 (amounts in thousands, except per share data).

                                                                        PRO FORMA
                                                            ACTUAL     ADJUSTMENTS       TOTAL
                                                           --------    -----------    -----------
                                                                       (UNAUDITED)    (UNAUDITED)
Year ended December 31, 1998
  Total Revenues.........................................  $449,954     $(17,362)      $432,592
  Net Income.............................................    42,779       (2,510)        40,269
  Basic EPS..............................................  $   1.19                    $   1.12
  Diluted EPS............................................  $   1.16                    $   1.10

Year ended December 31, 1997
  Total revenues.........................................  $337,693     $ 67,932       $405,625
  Net income.............................................    19,522       (1,758)        17,764
  Basic EPS..............................................  $   0.55                    $   0.50
  Diluted EPS............................................  $   0.54                    $   0.49

Year ended December 31, 1996
  Total revenues.........................................  $219,847     $ 74,014       $293,861
  Net income.............................................    11,034          261         11,295
  Basic EPS..............................................  $   0.41                    $   0.41
  Diluted EPS............................................  $   0.40                    $   0.41

     Total revenues and net income for the Company, AVCOM and its subsidiaries, PRG and LSI, all acquired by pooling of interests in 1997, are shown in the following table (amounts in millions) for the year ended 1996, which represents the period prior to the poolings:

                                       1996
                                      ------
Revenues
  Consolidated......................  $219.8
  AVCOM.............................    48.4
  PRG...............................    48.4
  LSI...............................    27.9
Net income (loss)
  Consolidated......................  $ 11.0
  AVCOM.............................   (12.4)
  PRG...............................     7.0
  LSI...............................     2.3

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
          *3.1     Restated Articles of Incorporation of Sunterra Corporation
           3.2     Bylaws of Sunterra Corporation, as amended (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on
                   Form 10-K for the fiscal year ended December 31, 1996)
           4.1     Indenture dated as of January 15, 1997 by and between
                   Sunterra Corporation and Norwest Bank Minnesota, National
                   Association, as trustee, for the 5 3/4% Convertible
                   Subordinated Notes of Sunterra Corporation due 2007
                   (incorporated by reference to Exhibit 4 to Registrant's
                   Registration Statement on Form S-1 (No. 333-30285))
           4.2     Indenture dated as of August 1, 1997 by and between Sunterra
                   Corporation and Norwest Bank Minnesota, National
                   Association, as trustee, for the 9 3/4% Senior Subordinated
                   Notes of Sunterra Corporation due 2007 (incorporated by
                   reference to Exhibit 4.2 to Amendment No. 1 on Form S-3 to
                   Registrant's Registration Statement on Form S-1 (No.
                   333-30285))
           4.3     Indenture dated as of April 15, 1998 by and between Sunterra
                   Corporation and Norwest Bank Minnesota, National
                   Association, as trustee for the 9 1/4% Senior Notes of
                   Sunterra Corporation due 2006 (incorporated by reference to
                   Exhibit 4.3 to the Registrant's Registration Statement on
                   Form S-4 (No. 333-51803))
           4.4     Indenture dated a of May 1, 1998, by and between Sunterra
                   Finance L.L.C. as issuer of the bonds, Sunterra Corporation as Servicer, and LaSalle National Bank as Trustee and
                   Back-up Servicer for Signature Resorts Vacation Ownership
                   Receivables -- Backed Notes 1998-A (incorporated by
                   reference to Exhibit 10.1 to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 1998)
         *10.1     Credit Agreement dated as of February 18, 1998 by and among
                   Sunterra Corporation, certain lender parties thereto,
                   NationsBank of Texas, N.A., as administrative lender and
                   Societe Generale, as document agent, including Amendments 1,
                   2 and 3 thereto
          10.2     Servicing Agreement dated as of May 1, 1998, by and between
                   Sunterra Finance L.L.C. as issuer of the bonds, Sunterra
                   Corporation as Servicer, and LaSalle National Bank as
                   Trustee and Back-up Servicer for Signature Resorts Vacation
                   Ownership Receivables -- Backed Notes 1998-A (incorporated by reference to Exhibit 10.8 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1998)
         *10.3     Receivables Purchase Agreement dated as of December 17, 1998 among Blue Bison Funding Corp., Sunterra Corporation and
                   Barton Capital Corporation
          10.4     Construction Loan Agreement between Lake Tahoe Resort
                   Partners, LLC, and FINOVA Capital Corporation dated as of
                   April 29, 1996 (incorporated by reference to Exhibit 10.8.8 to Registrant's Registration Statement on Form S-1 (No.
                   333-18447))
          10.5     Agreement of Limited Partnership of Pointe Resort Partners,
                   L.P. (subsequently renamed Poipu Resort Partners L.P.) dated
                   October 11, 1994 (incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-1 (No.
                   333-06027))
          10.6     Joint Development Agreement dated as of January 16, 1998
                   between Westin Hotel Company and Sunterra Corporation
                   (incorporated by reference to Exhibit 10.1 to Registrant's
                   Current Report on Form 8-K filed with the Securities and
                   Exchange Commission on January 20, 1998))

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
          10.7     Registration Rights Agreement dated as of August 20, 1996 by and among Sunterra Corporation and the persons named therein
                   (incorporated by reference to Exhibit 10.1 to Registrant's
                   Registration Statement on Form S-1 (No. 333-30285))
          10.8     Registration Rights Agreement dated as of May 15, 1997 by
                   and among Signature Resorts Inc. and the persons named
                   therein (incorporated by reference to Exhibit 4 to
                   Registrant's current report on Form 8-K filed with the
                   Commission on May 29, 1997)
          10.9     Registration Rights Agreement dated as of August 28, 1997 by and among Sunterra Corporation and Ian K. Ganney and Richard
                   Harrington (incorporated by reference to Exhibit 10.10 to
                   Amendment No. 1 on Form S-3 to Registrant's Registration
                   Statement on Form S-1 (No. 333-30285))
          10.10    Registration Rights Agreement dated as of October 10, 1997 by and among Sunterra Corporation and Michael V. Paulin,
                   Rosemarie Paulin, Maya K. Paulin and Annemarie H. Paulin
                   (incorporated by reference to Exhibit 10.5 to Registrant's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1997)
          10.11    Employment Agreement between Sunterra Corporation and Andrew
                   J. Gessow (incorporated by reference to Exhibit 10.2.2 to
                   Registrant's Registration Statement on Form S-1 (No.
                   333-30285))
          10.12    Employment Agreement between Sunterra Corporation and Steven
                   C. Kenninger (incorporated by reference to Exhibit 10.2.3 to
                   Registrant's Registration Statement on Form S-1 (No.
                   333-30285))
          10.13    Employment Agreement between Sunterra Corporation and L.
                   Steven Miller (incorporated by reference to Exhibit 10.1 to
                   Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
         *10.14    Employment Agreement between Sunterra Corporation and
                   Richard Goodman
          10.15    Employment Agreement between Sunterra Corporation and James
                   E. Noyes (incorporated by reference to Exhibit 10.2.4 to
                   Registrant's Registration Statement on Form S-1 (No.
                   333-06027))
         *10.16    Amended and Restated 1996 Equity Participation Plan of
                   Sunterra Corporation, including form of stock option
                   agreement thereunder
          10.17    Sunterra Corporation Employee Stock Purchase Plan
                   (incorporated by reference to Exhibit 10.5 to Registrant's
                   Registration Statement on Form S-1 (No. 333-06027))
          10.18    First Amendment to Employee Stock Plan of Sunterra
                   Corporation effective as of November 1, 1997 (incorporated by reference to Exhibit 10.2 to Registrant's Registration
                   Statement on Form S-8 (No. 333-15361))
         *10.19    1998 New-Hire Stock Option Plan of Sunterra Corporation
          10.20    Amended Consulting Agreement dated as of August 1, 1997 by and between Sunterra Corporation, Resort Services, Inc. and
                   Dr. Kay F. Gow and Robert T. Gow (incorporated by reference to Exhibit 10.12 to Amendment No. 1 on Form S-3 to
                   Registrant's Registration Statement on Form S-1 (No.
                   333-30285))
         *21       Subsidiaries of Sunterra Corporation
         *23.1     Consent of Arthur Andersen LLP
         *23.2     Consent of KPMG
         *23.3     Consent of Schreeder, Wheeler & Flint, LLP
         *27       Financial Data Schedule (for the fiscal year ended December
                   31, 1998)

---------------
 *  Filed herewith