Form 10-Q
period 1999-03-31
SUNTERRA CORP
filed 1999-05-13
CIK 1016577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.


                          COMMISSION FILE NO. 000-21193


                                 ---------------

                              SUNTERRA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        MARYLAND                                                95-4582157
(STATE OF INCORPORATION)                                     (I.R.S. EMPLOYER
                                                          IDENTIFICATION NUMBER)

                             1781 PARK CENTER DRIVE
                             ORLANDO, FLORIDA 32835
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


                            TELEPHONE (407) 532-1000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                  sunterra.com
                         (REGISTRANT'S WEBSITE ADDRESS)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes [ ] No


     Number of shares of common stock outstanding of each of the issuer's Common stock, par value $.01 per share as of May 12, 1999: 35,930,130.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SUNTERRA CORPORATION

                                     INDEX

                                                                            PAGE
                                                                            ----
                               PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Income for the three months ended
            March 31, 1999 and March 31, 1998 ..............................  3

          Consolidated Balance Sheets as of March 31, 1999 and
            December 31, 1998 ..............................................  4

          Consolidated Statements of Cash Flows for the three months ended
            March 31, 1999 and March 31, 1998 ..............................  5

          Notes to the Consolidated Financial Statements ...................  6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations ...................................... 10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk ....... 19

                                 PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ................................. 20

Signatures ................................................................. 21

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                             SUNTERRA CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
       (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                           -------------------------------
                                                                                1999             1998
                                                                           --------------   --------------
REVENUES:
 Vacation Interests sales ..............................................  $    92,561      $    71,487
 Interest income .......................................................       11,339           12,075
 Gain on sales of mortgages receivable .................................        1,597               --
 Other income ..........................................................        8,788            6,187
                                                                          ------------     ------------
   Total revenues ......................................................      114,285           89,749
                                                                          ------------     ------------
COSTS AND OPERATING EXPENSES:
 Vacation Interests cost of sales ......................................       22,452           17,456
 Advertising, sales and marketing ......................................       42,670           33,727
 Loan portfolio:
   Provision for doubtful accounts .....................................        2,290            2,300
   Other expenses ......................................................          897            1,116
 General and administrative ............................................       15,050           12,191
 Depreciation and amortization .........................................        3,413            2,098
                                                                          ------------     ------------
   Total costs and operating expenses ..................................       86,772           68,888
                                                                          ------------     ------------
 Income from operations ................................................       27,513           20,861
 Interest expense, net of capitalized interest of $2,456 and
   $1,653 in 1999 and 1998, respectively ...............................       12,090            9,165
 Equity gain on investment in joint ventures ...........................       (1,013)            (241)
 Minority interest in loss of consolidated limited partnership .........          (10)              --
                                                                          ------------     ------------
   Income before provision for income taxes ............................       16,446           11,937
 Provision for income taxes ............................................        6,414            4,656
                                                                          ------------     ------------
  Net income ...........................................................  $    10,032      $     7,281
                                                                          ============     ============
EARNINGS PER SHARE:
 Basic: ................................................................  $      0.28      $      0.20
 Diluted: ..............................................................  $      0.27      $      0.20
  Weighted average number of common shares outstanding .................   35,908,000      $35,875,000
  Weighted average number of common and potentially dilutive
    common shares outstanding ..........................................   40,986,000       36,665,000

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                             SUNTERRA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
            (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                                        MARCH 31,      DECEMBER 31,
                                                                           1999            1998
                                                                      -------------   -------------
                                                                       (UNAUDITED)
                                ASSETS
Cash and cash equivalents .........................................    $   32,240     $   28,250
Cash in escrow and restricted cash ................................        43,628         25,951
Mortgages receivable, net of an allowance of $23,518 and $22,869 at
  March 31, 1999 and December 31, 1998, respectively ..............       344,524        335,982
Retained interests ................................................        17,053         12,518
Due from related parties ..........................................        24,097         25,849
Other receivables, net ............................................        38,060         38,207
Prepaid expenses and other assets .................................        23,365         22,031
Investment in joint ventures ......................................        18,933         17,876
Real estate and development costs .................................       341,012        336,620
Property and equipment, net .......................................        95,517         81,125
Intangible assets, net ............................................        96,066         96,723
                                                                       ----------     ----------
   Total assets ...................................................    $1,074,495     $1,021,132
                                                                       ==========     ==========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ..................................................    $   22,452     $   21,864
Accrued liabilities ...............................................        89,684         80,242
Income taxes payable ..............................................        11,154          9,240
Deferred taxes ....................................................        32,364         30,984
Notes payable .....................................................       658,072        627,089
                                                                       ----------     ----------
   Total liabilities ..............................................       813,726        769,419
                                                                       ----------     ----------
Stockholders' equity:
Preferred stock (25,000,000 shares authorized;
  none issued or outstanding) .....................................            --             --
                                                                       ----------     ----------
Common stock ($.01 par value,50,000,000 shares authorized;
  35,908,671 and 35,902,671 outstanding at March 31, 1999 and
  December 31, 1998, respectively) ................................           359            359
Additional paid-in capital ........................................       163,346        163,290
Unrealized gain on available for sale securities ..................         1,534             --
Retained earnings .................................................        96,613         86,581
Accumulated other comprehensive (loss) income .....................        (1,083)         1,483
                                                                       ----------     ----------
   Total stockholders' equity .....................................       260,769        251,713
                                                                       ----------     ----------
   Total liabilities and stockholders' equity .....................    $1,074,495     $1,021,132
                                                                       ==========     ==========

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                             SUNTERRA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS, UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              --------------------------
                                                                                  1999           1998
                                                                              ------------   -----------
OPERATING ACTIVITIES:
 Net income ...............................................................    $  10,032      $   7,281
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization ...........................................        3,413          2,098
  Provision for doubtful accounts .........................................        2,290          2,300
  Amortization of capitalized financing costs .............................        1,057            456
  Equity gain on investment in joint ventures .............................       (1,013)          (241)
  Minority interest in loss of consolidated limited partnership ...........          (10)            --
  Gain on sales of mortgages receivable ...................................       (1,597)            --
  Proceeds from sales of mortgages receivable .............................       21,348             --
Changes in operating assets and liabilities:
 Cash in escrow and restricted cash .......................................      (17,677)        (2,469)
 Mortgages receivable .....................................................      (35,031)       (17,866)
 Due from/to related parties ..............................................        1,752         (2,315)
 Prepaid expenses and other assets ........................................       (1,334)        (6,619)
 Real estate and development costs ........................................       (9,142)       (38,102)
 Retained interests .......................................................         (373)            --
 Other receivables, net ...................................................        2,915         (4,335)
 Accounts payable and accrued liabilities .................................        9,861         (2,807)
 Income taxes payable .....................................................        1,914          4,398
 Deferred taxes ...........................................................        1,380             --
                                                                               ---------      ---------
Net cash used in operating activities .....................................      (10,215)       (58,221)
                                                                               ---------      ---------
INVESTING ACTIVITIES:
 Cash paid for acquisition of subsidiaries ................................           --        (18,850)
 Property and equipment ...................................................      (12,008)        (8,697)
 Intangible assets ........................................................       (1,917)        (6,068)
 Investment in joint ventures .............................................          (44)            --
                                                                               ---------      ---------
 Net cash used in investing activities ....................................      (13,969)       (33,615)
                                                                               ---------      ---------
FINANCING ACTIVITIES:
 Proceeds from notes payable ..............................................       28,395          1,529
 Payments on notes payable ................................................      (13,212)       (15,503)
 Proceeds from Senior Bank Credit Facility, net of debt issuance costs ....       17,501         96,297
 Payments on Senior Bank Credit Facility ..................................       (2,000)            --
 Other ....................................................................           56            181
                                                                               ---------      ---------
Net cash provided by financing activities .................................       30,740         82,504
                                                                               ---------      ---------
Net increase (decrease) in cash equivalents ...............................        6,556         (9,332)
Effect of exchange rates on cash and cash equivalents .....................       (2,566)          (203)
Cash and cash equivalents, beginning of period ............................       28,250         38,487
                                                                               ---------      ---------
Cash and cash equivalents, end of period ..................................    $  32,240      $  28,952
                                                                               =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ....................................................    $   7,113      $   6,804
Cash paid for taxes, net of tax refunds ...................................    $   2,902      $     258

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                             SUNTERRA CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BACKGROUND

     The operations of Sunterra Corporation (formerly Signature Resorts, Inc.) and its wholly-owned subsidiaries ("the Company") consist of (i) marketing and selling vacation ownership interests at its resort locations and off-site sales centers, which entitle the buyer to use a fully-furnished residence, generally for a one-week period each year in perpetuity ("Vacation Intervals"), and vacation points which may be redeemed for occupancy rights at participating resort locations ("Vacation Points," and together with Vacation Intervals, "Vacation Interests"), (ii) acquiring, developing and operating vacation ownership resorts, (iii) providing consumer financing to individual purchasers for the purchase of Vacation Interests at its resort locations and off-site sales centers and (iv) providing rental management and maintenance services for which it receives fees paid by the resorts' homeowners' associations.

     In the third quarter of 1998, the Company began introducing Club Sunterra to its sales centers on a resort-by-resort basis, which is anticipated to be fully implemented at all wholly-owned Sunterra resorts by the end of 1999. Club Sunterra is a new points-based vacation ownership system, enabling members to vacation at any resort in the Club Sunterra network by utilizing their annual allotment of points ("SunOptions") as a vacation currency. The Company also offers points-based vacation ownership systems in North America through the Vacation Time Share Program (the "VTS Program"), in Europe through the Grand Vacation Club ("GVC") and in Japan through Sunterra Japan Vacation Club ("SJVC").

     In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain reclassifications were made to the 1998 accompanying consolidated financial statements to conform to the 1999 presentation.

NOTE 2 -- EARNINGS PER SHARE

     Basic earnings per share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income available to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been

                             SUNTERRA CORPORATION

NOTE 2 -- EARNINGS PER SHARE--(CONTINUED)

outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the three months ended March 31, 1999 and 1998:


                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                ----------------------
                                                                   1999         1998
                                                                ----------   ---------
                                                                (AMOUNTS IN THOUSANDS)
   Net income ...............................................    $10,032     $7,281
   Interest on convertible bonds, net of taxes(a) ...........      1,210         --
                                                                 -------     ------
   Net income available to common stockholders after
     assumed conversion of dilutive securities(a) ...........    $11,242     $7,281
                                                                 =======     ======
   Weighted average number of common shares used
     in basic EPS ...........................................     35,908     35,875
   Effect of dilutive convertible bonds(a) ..................      4,537         --
   Effect of dilutive stock options .........................        541        790
                                                                 -------     ------
   Weighted average number of common shares and dilutive
     potential common shares used in diluted EPS(a) .........     40,986     36,665
                                                                 =======     ======

----------------
(a) The potential effect on net income and on common stock shares related to the Company's 53/4% Convertible Subordinated Notes due 2007 have not been included in the calculation of net income or weighted average number of common shares and dilutive potential common shares outstanding used in diluted EPS for the three months ended March 31, 1998 because the effect would be anti-dilutive. The Convertible Subordinated Notes may be converted into shares of common stock at a conversion price of $30.417 per share at any time prior to maturity.

NOTE 3 -- SALES OF MORTGAGES RECEIVABLE

     During the first quarter of 1999, the Company sold $25.9 million of mortgages receivable as part of its $100.0 million Mortgage Receivable Conduit Facility ("Conduit Facility"). Under the terms of the Conduit Facility, the Company sells mortgages receivable through a wholly-owned special purpose entity at 95% of face value, without recourse. The Company then retains 100% of the excess spread over the commercial paper rate plus 0.60%.

     The Company recognized a gain on the sale of mortgages receivable of $1.6 million, net of expenses, as a result of the $25.9 million sale and a retained interest held for sale in these mortgages receivable of $3.8 million. The retained interest was valued by the Company assuming a 6% default rate (net of recoveries), a 15% prepayment rate, an 18% discount rate, a 2.5% interest rate on the required reserve account, and a 7.0% annual interest rate on the monthly balance of the financing. In addition, the receivables had a 9.0

                             SUNTERRA CORPORATION

NOTE 3 -- SALES OF MORTGAGES RECEIVABLE--(CONTINUED)

year weighted average remaining life and a weighted average interest rate of 15.0%. The retained interest is classified as held for sale based on management's intent and the existence of prepayment options.

NOTE 4 -- COMPREHENSIVE INCOME

     Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The reconciliation of net income to comprehensive net income is as follows (amounts in thousands):


                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                ----------------------
                                                                   1999         1998
                                                                ----------   ---------
   Net income ...............................................    $ 10,032     $7,281
   Unrealized gain on available for sale securities .........       1,534         --
   Foreign currency translation adjustments .................      (2,566)      (203)
                                                                 --------     ------
     Total comprehensive income .............................    $  9,000     $7,078
                                                                 ========     ======

NOTE 5 -- SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one industry segment, which includes the marketing, sales, financing and management of vacation ownership resorts and two geographic segments. The Company's areas of operation outside of the United States include Mexico, Canada, Netherlands Antilles, United Kingdom, Japan, Spain, Portugal, Austria and France. The Company's management evaluates performance of each segment based on profit or loss from operations before income taxes not including extraordinary items and cumulative effect of change in accounting principles. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 of the Company's Annual Report on Form 10-K for the year ended December 31,
1998). The Company's customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of the Company's sales.

                             SUNTERRA CORPORATION

NOTE 5 -- SEGMENT AND GEOGRAPHIC INFORMATION--(CONTINUED)

     Information about the Company's operations in different geographic locations is shown below (amounts in thousands):



                                                           UNITED STATES     FOREIGN        TOTAL
                                                          ---------------   ---------   ------------
   Three months ended March 31, 1999
     Total revenues ...................................       $ 87,091      $27,194     $ 114,285
     Income before provision for income taxes .........         12,597        3,849        16,446
     Identifiable assets ..............................        993,805       80,690     1,074,495

   Three months ended March 31, 1998
     Total revenues ...................................       $ 68,064      $21,685     $  89,749
     Income before provision for income taxes .........          9,466        2,471        11,937
     Identifiable assets ..............................        795,018       64,134       859,152

NOTE 6 -- SUBSEQUENT EVENT

     On May 5, 1999, the Company announced the completion of the securitization of $100 million principal amount of its Vacation Ownership Receivables-Backed Notes 1999-A (the "1999-A Securitization"). These fixed rate Notes were issued at 94% of the $106.8 million outstanding mortgages receivable principal balances, bear interest at a weighted average rate of 6.66%, and are without recourse to Sunterra. The securitization generated approximately $97 million in cash (after funding a reserve account and paying transaction expenses), which Sunterra used to immediately repay amounts outstanding on the Company's $100 million Conduit Facility and $117.5 million Senior Bank Credit Facility. Immediately following the securitization, total availability on these two facilities increased to $179 million.

     The Company expects the 1999-A Securitization to result in a gain on the sale of the mortgages receivable of approximately $0.01 per diluted share in the second quarter of 1999. This reflects that all but $16 million of the mortgages receivable in the 1999-A Securitization had been previously sold into the Company's Conduit Facility during the fourth quarter of 1998 and in the first quarter of 1999 -- generating gains of $0.08 per share and of $0.02 per share in the fourth quarter of 1998 and first quarter of 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE
THREE MONTHS ENDED MARCH 31, 1998

     Total revenues for the three months ended March 31, 1999 were $114.3 million compared with $89.7 million in the three months ended March 31, 1998, an increase of $24.6 million, or 27%. Vacation Interests sales increased 29% in the first quarter of 1999, to $92.6 million from $71.5 million in the first quarter of 1998. The increase in Vacation Interests sales reflects increased prices for Vacation Interests at the Company's resorts, increased sales activities at certain of the Company's resorts, and the recording of Vacation Interests sales resulting from the HTD Acquisition, which was consummated in July 1998.

     Included in Vacation Interests sales in 1999 are approximately $16.7 million of Vacation Points sales from Club Sunterra, the Company's new points-based vacation ownership system that was implemented at certain North American resorts and off-site sales locations beginning the fourth quarter of 1998.

     Interest income decreased 6% to $11.3 million in the first quarter of 1999 from $12.1 million in the first quarter of 1998, reflecting the decrease in net mortgages receivable to $344.5 million at March 31, 1999, from $354.4 million at March 31, 1998. The average mortgage receivable note carries a 14.5% interest rate and is fully amortized over a weighted average period of nine years. During the first quarter of 1999, the Company recorded a $1.6 million pre-tax gain on the sale of $25.9 million mortgages receivable into the Conduit Facility. During the three-year term of the Conduit Facility, the Company will sell mortgages receivable through a wholly-owned special purpose entity at 95% of face value without recourse. On these sales, the Company will pay interest at the commercial paper rate plus 0.60% and retain 100% interest in the excess spread. The Company did not sell mortgages receivable during the first quarter of 1998.

     Other income, which includes resort management and rental fees, increased 42% during the first quarter of 1999 to $8.8 million from $6.2 million in the first quarter of 1998, reflecting: substantial increases in management income in both Europe and the U.S., primarily as a result of a larger base of managed resorts; higher rental income; and an increase in commissions from the UK financial institution that directly finances the consumers' purchase of Vacation Interests in Europe. Other income was 7.7% of total revenues for the first quarter of 1999, compared with 6.9% in the first quarter of 1998.

     As a percentage of total revenues, total costs and operating expenses improved to 76% during the first quarter of 1999 from 77% during the first quarter of 1998. The overall improvement in margins reflects increased economies of scale, higher-margin sales to current owner families and improving operations at acquired companies and locations. Total costs and operating expenses increased 26% to $86.8 million during the first quarter of 1999 from $68.9 million during the first quarter of 1998.

     As a percentage of Vacation Interests sales, Vacation Interests cost of sales was 24% for both the first quarter of 1999 and the first quarter of 1998. Vacation Interests cost of sales increased 29% to $22.5 million in the first quarter of 1999 from $17.5 million in the first quarter of 1998.

     As a percentage of Vacation Interests sales, advertising, sales and marketing expenses improved to 46% during the first quarter of 1999 from 47% during the first quarter of 1998, reflecting the continued reduction of advertising, sales and marketing costs at many of the Company's mature resorts, offset partially by higher startup costs at the Company's more recently acquired resorts and resorts implementing Club Sunterra. Advertising, sales and marketing expenses increased 27% to $42.7 million during the first quarter of 1999 from $33.7 million in the first quarter of 1998.

     The provision for doubtful accounts was $2.3 million for both the first quarter of 1999 and the first quarter of 1998. As a percentage of total revenues, the provision for doubtful accounts was 2.0% for the first quarter of 1999, compared with 2.6% for the first quarter of 1998. This decrease is due to the reduction of the Company's long term default risk as a result of the $25.9 million of mortgages receivable that were originated and sold in the first quarter of 1999.

     The allowance for doubtful accounts as a percentage of gross mortgages receivable remained at 6.4% at March 31, 1999, unchanged from December 31, 1998, and up from 6.3% at March 31, 1998. Consumer loans serviced by the Company in excess of 60 days past due, including defaulted loans and loans in the deed-in-lieu process at March 31, 1999, were 6.8%, as a percentage of gross mortgages receivable, slightly lower than 6.9% at March 31, 1998.

     Other loan portfolio expenses, which are primarily costs incurred in servicing the Company's loan portfolio, decreased to $0.9 million in the first quarter of 1999, from $1.1 million in the first quarter of 1998. As a percentage of total revenues, other loan portfolio expenses were 0.8% for the first quarter of 1999, compared to 1.2% for the first quarter of 1998.

     As a percentage of total revenues, general and administrative expenses improved to 13.2% in the first quarter of 1999 from 13.6% in the first quarter of 1998, reflecting the greater efficiencies resulting from the Company's larger size. General and administrative expenses increased 23% to $15.0 million during the first quarter of 1999 from $12.2 million during the first quarter of 1998. The increase in general and administrative expenses was due primarily to the acquisition of additional resorts, Y2K expenses and the implementation of Club Sunterra in the first quarter of 1999.

     Depreciation and amortization increased $1.3 million, or 63%, to $3.4 million in the first quarter of 1999 from $2.1 million in the first quarter of 1998. As a percentage of revenues, depreciation and amortization increased to 3.0% for the first quarter of 1999 from 2.3% during the first quarter of 1998. The increase in depreciation and amortization was driven by the amortization of goodwill associated with the Company's Sunterra Pacific, Global and HTD Acquisitions as well as additional depreciation expense reflecting a larger base of depreciable assets from the prior year period, including hardware and software costs related to the development of the Company's Club Sunterra and other infrastructure additions.

     Interest expense, net of capitalized interest, increased $2.9 million, to $12.1 million for the first quarter of 1999 from $9.2 million for the first quarter of 1998. The increase was due primarily to increases in debt from public securities offerings and borrowings under the Company's Senior Bank Credit Facility, and from the Company's privately placed, on-balance sheet asset-backed securitization issued in June 1998.

     Income before provision for income taxes increased 38% to $16.4 million in the first quarter of 1999 from $11.9 million in the first quarter of 1998.

     The Company's income tax rate was 39% for both the three month periods ending March 31, 1999 and 1998, resulting in net income of $10.0 million for the three months ended March 31, 1999, a 38% increase over $7.3 million for the three months ended March 31, 1998.

YEAR 2000

 BACKGROUND

     The Company uses software that will be affected by the date change in the year 2000 and recognizes that the arrival of the year 2000 poses challenges that will require modifications of portions of its software to enable it to function properly. As the year 2000 approaches, date sensitive systems may recognize the year 2000 as 1900, or not at all. This may cause systems to process critical financial and operational information incorrectly. This is generally referred to as the Year 2000 issue. If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

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

 STATUS

     As part of an enterprise-wide process, the Company has begun integrating resorts to a common platform. The Company is replacing a substantial portion of its existing information systems with a fully integrated, enterprise information system. The vendor, RCC, warrants this system to be Year 2000 compliant. In addition the financial applications employed by the Company have been warranted by Oracle to be Year 2000 Compliant.

     The remaining mission critical applications, 7 in total, have undergone compliance testing. Four applications are considered to be Year 2000 compliant. Of the remaining three systems, two are undergoing remediation and the other is being analyzed.

     The mission critical facility inventory, such as air conditioners, health and safety items, has been identified for resorts. The company believes 97% of all items are Year 2000 compliant. The remaining 3% are expected be retired, replaced or upgraded before the end of the third quarter 1999.

     It is the Company's goal to have the Project completed for mission critical systems by the third quarter of 1999. Based upon the analysis conducted to date, the Company believes the mission critical systems at the Company's offices and resort locations will be compliant by the third quarter of 1999.

     The Company is in the process of standardizing its platform with regard to its hardware and desktop technology and therefore does not anticipate any major hardware or desktop failures. To ensure Year 2000 compliance, the Company has implemented an inventory-tracking tool.

 THE YEAR 2000 PROJECT ENCOMPASSES THE FOLLOWING PHASES:

 PHASE 1 -- PLANNING AND AWARENESS

     The Company has defined Year 2000 compliance and developed a project plan and budget to provide organizational awareness of Year 2000 compliance, globally. The Year 2000 Office provides monthly progress reports to the Company's senior management and ongoing communication throughout and across all business units. This phase is complete.

 PHASE 2 -- INVENTORY

     In the Inventory Phase, the Company established a Year 2000 repository, which contains mission critical automated systems or inventory elements and electronic partners and interfaces. The Company is assessing known business and technical risks associated with identified systems and has assigned a business priority to each system or inventory element assessed to date. The inventory for known mission critical items has been completed. The Company is continuing to audit its software applications to determine the status of non-mission critical desktop applications.

 PHASE 3 -- DETAILED ASSESSMENT

     The Year 2000 Office is identifying and classifying known Year 2000 problems. The Company believes the facility items identified to date as non-compliant are minimal to the overall business operations and customer satisfaction. The assessment process of whether or not to repair, replace or retire the specific affected systems is in progress. One system supporting property management is in the process of detailed assessment. Anticipated completion date is June 30, 1999.

 PHASE 4 -- RESOLUTION

     The Company implements resolution decisions and defines system level go/no go decision criteria in this phase. The Company will attempt to obtain and apply any needed commercial off the shelf (COTS) Year 2000 resolution products and/or develop and execute required customized solutions for any remaining non-compliant systems. One system supporting contract processing is currently being remediated. Anticipated completion date for this phase is September 30, 1999.

 PHASE 5 -- TEST PLANNING

     The Company has established a Year 2000 Purchasing Policy and Change Management process to reduce non-compliant solutions from reaching production operations. In addition, the Company intends to coordinate with third parties and electronic partner interfaces, formulate contingency plans, and obtain and construct mirror test environments and data. This will include developing comprehensive test plans and scripts to facilitate test execution. Test planning has been completed for known mission critical applications.

     As part of the testing methodology for internal applications, the Company tests for critical dates such as, but not limited to, December 31, 1999, January 1, 2000, January 3, 2000, and February 29, 2000. In addition, scripts are executed in a test environment, which reflects the years 1999, 2000, and 2004.

 PHASE 6 -- TEST EXECUTION

     The Year 2000 office established a formal test environment and has completed Year 2000 compliance testing of its mission critical applications. The company tests for compliance and if necessary conducts remediation and integration testing. Included in this phase is the involvement of end users in test execution and user signoff for each compliant application. Anticipated completion date for this phase is June 30, 1999.

 PHASE 7 -- DEPLOYMENT

     This phase involves deploying systems into the production environment, staging appropriate bridges and data conversion for deployment, verifying that contingency plans are in place, coordination with third parties and electronic partners and executing final system validation. All remediated systems will be deployed through the standard change control process by September 30, 1999.

 PHASE 8 -- FOLLOW-UP

     In the Follow-up Phase, the Company intends to regulate continued Year 2000 compliance throughout its worldwide operations and intends to develop procedures to minimize the impact of compliance efforts on its business operations.

 COSTS

     The Company has prepared a preliminary estimate of costs with regard to making its mission critical systems Year 2000 compliant. The Company has established that the initial sample of non-compliant items was not representative of total inventory and has therefore reduced the cost estimate to $2.75 million. The Company expects that expenditures relating to Year 2000 issues will be funded from operating cash flows. To date the Company has incurred approximately $0.8 million in costs associated with Year 2000 issues. The preliminary estimate of costs includes administrative expenses, testing, and hardware/ software/facility replacement costs. The Company will capitalize and depreciate the cost of any replacement equipment and software over the expected useful life of the assets. The Company is expensing as incurred all costs related to software modification, as well as all costs associated with the Company's administration of the Project. Costs of remediation and/or replacement related to equipment and systems owned by the various Homeowners' Associations for which the Company is the manager, will be borne by those Homeowners' Associations.

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

     The Project is currently in the Inventory, Assessment and Testing phases and, with respect to certain information systems and products, in the Resolution Phase. The Company believes that its greatest potential risks for Year 2000 issues are associated with its information systems and systems embedded in its operations and infrastructure. The Company is in the process of determining the extent of contingency planning that may be required. The Company has not yet completed its assessments, developed remediation plans for all problems, developed contingency plans, or completely implemented or tested any of its remediation plans; therefore, the Company is not yet in a position to state the total cost of remediation of all Year 2000 issues. As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material. While the worst case scenario entails the loss of one or more of its mission critical applications, the Company has backup systems that do not require computer applications.

     In many cases, the Company is relying on assurances from vendors and service providers that their systems will be Year 2000 compliant. The Company is exposed to the risk that one or more of its vendors or service providers could experience Year 2000 problems that impact the ability of such vendor or service provider to provide goods and services. To date, the Company is not aware of any vendor or service provider Year 2000 issue that the Company believes would have a material adverse impact on the Company's operations. The Company is currently identifying and mailing compliance questionnaires to all mission critical vendors and anticipates this research to be completed by June 1, 1999. However, the Company has no means of ensuring that its vendors or service providers will be Year 2000 ready. The inability of vendors or service providers to complete their Year 2000 resolution processes in a timely manner could materially adversely affect the Company's business or results of operations.

     The foregoing information concerning Year 2000 matters is as of April 30, 1999.

     Readers are cautioned that forward-looking statements contained in this Year 2000 discussion should be read in conjunction with the Company's disclosures regarding forward-looking statements contained in the final paragraph of Management's Discussion and Analysis of Financial Condition and Results of Operations.


LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash from (i) cash sales and cash down payments from sales of Vacation Interests, (ii) sales of the Company's mortgages receivable through its Conduit Facility, asset-backed securitizations or whole loan sales,
(iii) hypothecation of its mortgages receivable through its Senior Bank Credit Facility, (iv) principal payments and customer prepayments of principal from its mortgages receivable portfolio, (v) interest from its mortgages receivable portfolio, (vi) rental of unsold Vacation Interests, and (vii) receipt of management, reservations and points-based vacation club fees.

     For the three months ended March 31, 1999, cash used in operations was $10.2 million, compared to cash used in operations of $58.2 million for the three months ended March 31, 1998. Excluding investment in real estate and development costs of $31.6 million and $55.6 million respectively, the Company generated cash flows from operations of $21.4 million for the three months ended March 31, 1999, compared to cash used in operations of $2.6 million for the three months ended March 31, 1998. Approximately 81% of the Company's total revenues in the first three months of 1999 were from Vacation Interests sales during which period the Company financed approximately 65% of its Vacation Interests sales, with the 35% balance being cash sales. The Company finances Vacation Interests sales and holds the related mortgages receivable to generate profit from such financing activities.

     As a result of the Company's significant mortgages receivable financing activity, operating costs exceed the initial cash proceeds received from sales of Vacation Interests.

Prior to June 1998, this strategy required the Company to increase its levels of indebtedness on its Senior Bank Credit Facility or other existing revolving lines of credit.

     During 1998, the Company began selling or securitizing its mortgages receivable. On December 31, 1998, the Company entered into the Conduit Facility. During the three year term of the Conduit Facility, the Company intends to sell mortgages receivable through a wholly-owned special purpose entity at 95% of face value. On these sales, the Company will pay interest at the commercial paper rate plus 0.60% and retain 100% of the excess interest spread. These sales will be without recourse to the Company for defaults experienced by the mortgages receivable portfolios. The Company sold $25.9 million of mortgages receivable through the Conduit Facility in the first quarter of 1999.

     As of March 31, 1999 the Company had approximately $81.9 million available on its Senior Bank Credit Facility. The Conduit Facility was fully drawn. The Company also had available approximately $226.3 million of unencumbered mortgages receivable. In May 1999, the Company completed the securitization of $100 million principal amount of its Vacation Ownership Receivables-Backed Notes 1999-A (the "1999-A Securitization"). These fixed rate Notes were issued at 94% of the $106.8 million outstanding mortgages receivable principal balances, bear interest at a weighted average rate of 6.66%, and are without recourse to Sunterra. The 1999-A Securitization generated approximately $97 million in cash (after funding a reserve account and paying transaction expenses), which Sunterra used to immediately repay amounts outstanding under the $100 million Conduit Facility and the $117.5 million Senior Bank Credit Facility. Immediately following the 1999-A Securitization, total availability on these two facilities increased to $179 million.

     The Company expects the 1999-A securitization to result in a gain on the sale of the mortgages receivable of approximately $0.01 per diluted share in the second quarter of 1999. This reflects that all but $16 million of the mortgages receivable in the 1999-A Securitization had been previously sold into the Company's off-balance sheet Conduit Facility either during the fourth quarter of 1998 or in the first quarter of 1999 -- generating gains of $0.08 per share in fourth quarter of 1998 and of $0.02 per share in the first quarter of 1999.

     During the first quarter of 1999, the Company spent: $12.0 million for property and equipment, primarily for the development of computer systems for property and Club Sunterra management systems; and $31.6 million for expansion and development activities at the Company's resort locations. The Company funded these activities through (i) an increase of $27.3 million in notes payable, (ii) borrowings on the Senior Bank Credit Facility and (iii) the sale of $25.9 million of mortgages receivable through the Conduit Facility. The Company expects to incur approximately $69 million over the remainder of 1999 on real estate and development projects. However, the Company has not made any binding commitments for such planned construction beyond the projects on which it has currently initiated development.

     The Company believes that, with respect to its current operations, the Senior Bank Credit Facility and the Conduit Facility, together with cash on hand and cash generated from operations, future borrowings, or the sale or securitization of receivables, will be sufficient to meet the Company's working capital and capital expenditure needs for the next twelve months. However, depending upon conditions in the capital and other financial markets, the Company's growth, development and expansion plans, and other factors, the Company may from time to time consider the issuance of other debt or equity securities, the proceeds of which would be used to finance acquisitions, refinance debt, finance mortgages receivable or meet other operational needs. Any debt incurred or issued by the Company may be secured or unsecured, may bear interest at fixed or variable rates and may be subject to such terms, as management deems prudent. As of March 31, 1999, the Company was in compliance with all applicable covenants in its debt agreements.

     The indentures for the Company's Senior Notes and Senior Subordinated Notes contain certain covenants that, among other things, limit and/or condition the ability of the Company and its related subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or make other distributions with respect to capital stock of the Company and its restricted subsidiaries, (iii) create certain liens, (iv) sell certain assets of the company or its restricted subsidiaries and (v) enter into certain mergers and consolidations. In addition, certain of the Company's Senior Indebtedness contain other and more restrictive covenants that, among other things, restrict and/or condition the following: the making of investments, loans, and advances and the paying of dividends and other restricted payments; the incurrence of additional indebtedness; the granting of liens, other than certain permitted liens; mergers, consolidations and sales of all or a substantial part of the company's business or property; the sales of assets; and the making of capital expenditures.

     Certain of the Company's Senior Indebtedness, including the Senior Bank Credit Facility, also require the Company to maintain certain financial ratios, including interest coverage, leverage and fixed charge ratios.

     The preceding discussion should be read in conjunction with the financial statements and notes included elsewhere in this Form 10-Q. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward looking statements, which include the Company's growth and expansion plans, financing plans, future prospects and other forecasts and statements of expectations. Actual results might differ materially from those expressed in any forward looking statements due to, among other things, factors related to the timing and terms of the Company's new product development, mortgages receivable financing, integration of acquired properties and companies, future acquisitions and those factors identified in the Company's filings with the Securities and Exchange Commission, including those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 FOREIGN CURRENCY RISK

     The Company's total revenues denominated in a currency other than U.S. dollars for the three months ended March 31, 1999 (primarily revenues derived from the United Kingdom and Japan) were approximately 19% of total revenues. The Company's net assets maintained in a functional currency other than U.S. dollars at March 31, 1999 (primarily assets located in western Europe and Japan) were approximately 7% of total net assets. The effects of changes in foreign currency exchange rates has not historically been significant to the Company's operations or net assets.

 INTEREST RATE RISKS

     As of March 31, 1999, the Company had fixed interest rate debt of approximately $565.9 million and floating interest rate debt of approximately $92.2 million. The floating interest rates are based upon the prevailing LIBOR rate or the prevailing prime interest rate for the Company's Senior Bank Credit Facility and endpaper debt, respectively. In addition, the Company sold $25.9 million of mortgages receivable through its Conduit Facility. The gain on sale recognized by the Company is based upon the prevailing commercial paper rates. For floating rate debt, interest rate changes do not generally affect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do affect the market value of debt but do not impact earnings or cash flows. A hypothetical one-percentage change in the prevailing LIBOR, prime or commercial paper rate would impact after-tax earnings of the Company by less than $0.6 million per year. A similar change in the interest rate would impact the total fair value of the Company's fixed rate debt, excluding the Convertible Notes, by approximately $20 million. The conversion feature to Common Stock makes it impractical to estimate the effect of a change in interest rates on the Company's Convertible Notes. There is a high correlation between the fair value of the Convertible Notes and the Company's Common Stock.

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           27 Financial Data Schedule.

       (b) Reports on Form 8-K

           Current Report on Form 8-K, dated February 10, 1999, filed with the Securities and Exchange Commission on February 18, 1999, announcing the Company's fourth quarter and 1998 year-end results.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SUNTERRA CORPORATION

                                     BY:        /s/ RICHARD GOODMAN
                                        ----------------------------------------
                                                   Richard Goodman
                                            Executive Vice President, and
                                                Chief Financial Officer
                                            (Principal Financial Officer)


Dated: May 13, 1999

                                 EXHIBIT INDEX


EXHIBIT                                 DESCRIPTION
-------                                 -----------

  27                          Financial Data Schedule