Form 10-Q
period 1999-06-30
SUNTERRA CORP
filed 1999-08-16
CIK 1016577

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO _____________.

                        COMMISSION FILE NUMBER 000-21193

                            ------------------------

                              SUNTERRA CORPORATION
           ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          MARYLAND                                      95-4582157
------------------------                            -------------------
 (STATE OF INCORPORATION)                           (I.R.S. EMPLOYER
                                                    IDENTIFICATION NO.)

                             1781 PARK CENTER DRIVE
                             ORLANDO, FLORIDA 32835
          ----------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                 (407) 532-1000
              ---------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                  Sunterra.com
                         -----------------------------
                         (REGISTRANT'S WEBSITE ADDRESS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X] Yes     [  ] No

     Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share as of August 13, 1999: 35,932,284.

                              SUNTERRA CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income for the three and six
            months ended June 30, 1999 and June 30, 1998 ....................  3

         Consolidated Balance Sheets as of June 30, 1999 and
            December 31, 1998................................................  4

         Consolidated Statements of Cash Flows for the six months
            ended June 30, 1999 and June 30, 1998............................  5

         Notes to the Consolidated Financial Statements......................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................  9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 16

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 17

Item 4.  Submission of Matters to a Vote of Security Holders................. 17

Item 6.  Exhibits and Reports on Form 8-K.................................... 18

Signatures................................................................... 19

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SUNTERRA CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
               Three and Six Months Ended June 30, 1999 and 1998
             (Amounts in thousands except per share data, unaudited)


                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                          JUNE 30,                 JUNE 30,
                                                   -----------------------  ----------------------
                                                      1999         1998        1999        1998
                                                   ----------   ----------  ----------  ----------
Revenues:
  Vacation Interests sales .....................   $ 108,867       86,055   $ 201,428    $ 157,542
  Interest income ..............................      13,055       12,696      24,394       24,771
  Gain on sales of mortgages receivable ........       1,343         --         2,940         --
  Other income .................................      11,237        7,500      20,025       13,687
                                                   ---------       ------   ---------    ---------
         Total revenues ........................     134,502      106,251     248,787      196,000
                                                   ---------       ------   ---------    ---------
Costs and Operating Expenses:
  Vacation Interests cost of sales .............      27,453       20,181      49,905       37,637
  Advertising, sales and marketing .............      49,483       38,650      92,153       72,377
  Loan portfolio:
    Provision for doubtful accounts ............       2,688        3,860       4,978        6,160
    Other expenses .............................       1,189        1,087       2,086        2,203
  General and administrative ...................      16,841       11,874      31,891       24,065
  Depreciation and amortization ................       3,216        2,558       6,629        4,656
                                                   ---------       ------   ---------    ---------
         Total costs and operating expenses ....     100,870       78,210     187,642      147,098
                                                   ---------       ------   ---------    ---------
  Income from operations .......................      33,632       28,041      61,145       48,902
  Interest expense, net of capitalized
    interest of $2,565, $1,855, $5,021 and
    $3,508 for the three months ended June
    30, 1999 and 1998 and the six months
    ended June 30, 1999 and 1998, respectively .      12,210       11,763      24,300       20,928
  Equity (gain) loss on investment in joint
    ventures ...................................        (631)         210      (1,644)         (31)
  Minority interest in income of consolidated
    limited partnership ........................         (51)        --           (61)        --
                                                   ---------       ------   ---------    ---------
    Income before provision for income taxes
      and extraordinary item ...................      22,104       16,068      38,550       28,005
  Provision for income taxes ...................       8,621        6,266      15,035       10,922
                                                   ---------       ------   ---------    ---------
  Income before extraordinary item .............      13,483        9,802      23,515       17,083
  Extraordinary item, net of taxes .............        --            129        --            129
                                                   ---------       ------   ---------    ---------
    Net income .................................   $  13,483       $9,673   $  23,515    $  16,954
                                                   ---------       ------   ---------    ---------
Earnings per share:
      Basic: ...................................   $    0.38       $0.27    $    0.65    $    0.47
      Diluted: .................................   $    0.36       $0.27    $    0.63    $    0.47
        Weighted average number of common
          shares outstanding ...................      35,920       35,885      35,914       35,880
        Weighted average number of common and
          potentially dilutive common shares
          outstanding ..........................      40,943       36,448      40,994       36,580


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              SUNTERRA CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands except share and per share data)


                                                                   JUNE 30,     DECEMBER 31,
                                                                     1999           1998
                                                                  ------------  ------------
                   ASSETS                                                 (UNAUDITED)

Cash and cash equivalents......................................    $   11,618     $   28,250
Cash in escrow and restricted cash ............................        37,973         25,951
Mortgages receivable, net of an allowance of $23,638
     and $22,869 at June 30, 1999 and December 31, 1998,
     respectively .............................................       341,001        335,982
Other receivables, net ........................................        97,058         76,574
Prepaid expenses and other assets .............................        26,775         22,031
Investment in joint ventures ..................................        22,274         17,876
Real estate and development costs .............................       350,510        336,620
Property and equipment, net ...................................       105,507         81,125
Intangible assets, net ........................................        95,223         96,723
                                                                   ----------     ----------
          Total assets.........................................    $1,087,939     $1,021,132
                                                                   ==========     ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable...............................................    $   27,801    $    21,864
Accrued liabilities ...........................................        80,242         80,242
Income taxes payable ..........................................        14,946          9,240
Deferred taxes ................................................        33,710         30,984
Notes payable .................................................       659,226        627,089
                                                                   ----------    -----------
          Total liabilities ...................................       815,925        769,419
                                                                   ----------    -----------

Stockholders' equity:
Preferred stock (25,000,000 shares authorized; none
  issued or outstanding) ......................................          --             --
Common stock ($0.01 par value,50,000,000 shares authorized;
  35,926,205 and 35,902,671 outstanding at June 30, 1999 and
  December 31, 1998, respectively) ............................           359            359
Additional paid-in capital ....................................       163,500        163,290
Retained earnings .............................................       110,096         86,581
Accumulated other comprehensive (loss) income .................        (1,941)         1,483
                                                                   ----------    -----------
          Total stockholders' equity ..........................       272,014        251,713
                                                                   ----------    -----------
          Total liabilities and stockholders' equity...........    $1,087,939    $ 1,021,132
                                                                   ==========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              SUNTERRA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands, unaudited)



                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                        ------------------------
                                                           1999          1998
                                                        ----------   -----------
Operating activities:
Net income ..........................................   $  23,515    $  16,954
Adjustments to reconcile net income to net cash
    used in operating activities:
  Depreciation and amortization .....................       6,629        4,656
  Provision for doubtful accounts ...................       4,978        6,160
  Amortization of capitalized financing costs .......       2,153        1,155
  Equity gain on investment in joint ventures .......      (1,644)         (31)
  Minority interest in income of consolidated limited
    partnership .....................................         (61)        --
  Gain on sales of mortgages receivable .............      (2,940)        --
  Proceeds from sales of mortgages receivable .......      58,075         --
Changes in operating assets and liabilities:
  Cash in escrow and restricted cash ................     (12,022)     (16,371)
  Mortgages receivable ..............................     (79,160)     (40,384)
  Prepaid expenses and other assets .................      (4,744)      (4,453)
  Real estate and development costs .................     (18,640)     (51,933)
  Other receivables, net ............................      (3,073)     (13,110)
  Accounts payable and accrued liabilities ..........       5,934       (2,173)
  Income taxes payable ..............................       5,706        8,886
  Deferred taxes ....................................       2,726        4,011
                                                        ---------    ---------
Net cash used in operating activities ...............     (12,568)     (86,633)
                                                        ---------    ---------
Investing activities:
  Cash paid for acquisition of subsidiaries .........        --        (41,068)
  Property and equipment ............................     (24,218)     (23,745)
  Intangible assets .................................      (5,058)     (18,095)
  Investment in joint ventures ......................      (2,754)        --
                                                        ---------    ---------
  Net cash used in investing activities .............     (32,030)     (82,908)
                                                        ---------    ---------
Financing activities:
  Proceeds from notes payable .......................      32,386      102,239
  Payments on notes payable .........................     (25,926)     (39,784)
  Proceeds from publicly issued debentures ..........        --        140,000
  Proceeds from Senior Bank Credit Facility, net of
      debt issuance costs ...........................      47,325      155,568
  Payments on Senior Bank Credit Facility ...........     (21,648)    (140,568)
  Other .............................................         210          184
                                                        ---------    ---------
Net cash provided by financing activities ...........      32,347      217,639
                                                        ---------    ---------
Net (decrease) increase in cash and cash equivalents      (12,251)      48,098
Effect of exchange rates on cash and cash equivalents      (4,381)        (193)
Cash and cash equivalents, beginning of period ......      28,250       38,487
                                                        ---------    ---------
Cash and cash equivalents, end of period ............   $  11,618    $  86,392
                                                        =========    =========
Supplemental disclosure of cash flow information:
Cash paid for interest ..............................   $  27,152    $  22,848
Cash paid for taxes, net of tax refunds .............   $   6,401    $     512


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              SUNTERRA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 -- Background

     The operations of Sunterra Corporation (formerly Signature Resorts, Inc.) and its wholly-owned subsidiaries (the "Company") consist of (i) marketing and selling vacation ownership interests at its resort locations and off-site sales centers, which entitle the buyer to use a fully-furnished accommodation, generally for a one-week period each year ("Vacation Intervals"), and vacation points which may be redeemed for occupancy rights at participating resort locations ("Vacation Points," and together with Vacation Intervals, "Vacation Interests"), (ii) acquiring, developing and operating vacation ownership resorts, (iii) providing consumer financing to individual purchasers for the purchase of Vacation Interests and (iv) providing rental management and maintenance services for which it receives fees paid by the resorts' homeowners' associations.

     The Company offers points-based vacation ownership systems in North America through Club Sunterra, through which members may vacation at any resort in the Club Sunterra network by utilizing their annual allotment of points ("Sun Options") as a vacation currency, and through the Vacation Time Share Program (the "VTS Program"). The Company also offers points-based vacation ownership systems in Europe through the Grand Vacation Club ("GVC") and in Japan through Sunterra Japan Vacation Club ("SJVC"). By the end of 1999, the Company anticipates that it will complete the transition of virtually all Vacation Interests sales to points-based products.

     In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain reclassifications were made to the 1998 accompanying consolidated financial statements to conform to the 1999 presentation.

Note 2 -- Earnings Per Share

     Basic earnings per share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income available to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the three and six months ended June 30, 1999 and 1998:

                                                                            Three Months Ended   Six Months Ended
                                                                                June 30,             June 30,
                                                                              1999      1998      1999      1998
                                                                             -------   -------   -------   -------
                                                                                    (amounts in thousands)
Net income ...............................................................   $13,483   $ 9,673   $23,515   $16,954
Interest on convertible notes, net of
  taxes (a) ..............................................................     1,210      --       2,420      --
                                                                             -------   -------   -------   -------
Net income available to common
  stockholders after assumed conversion of
  dilutive securities(a) .................................................   $14,693   $ 9,673   $25,935   $16,954
                                                                             =======   =======   =======   =======
Weighted average number of common shares
 used in basic EPS .......................................................    35,920    35,885    35,914    35,880

Effect of dilutive convertible notes (a) .................................     4,537      --       4,537      --

Effect of dilutive stock options .........................................       486       563       543       700
                                                                             -------   -------   -------   -------
Weighted average number of common shares and
 dilutive potential common shares
 used in diluted EPS(a) ..................................................    40,943    36,448    40,994    36,580
                                                                             =======   =======   =======   =======

 (a) The potential effect on net income and on common stock shares related to the Company's 5 3/4% Convertible Subordinated Notes due 2007 have not been included in the calculation of net income or weighted average number of common shares and dilutive potential common shares outstanding used in diluted EPS for the three and six months ended June 30, 1998 because the effect would be anti-dilutive. The Convertible Subordinated Notes may be converted into shares of common stock at a conversion price of $30.417 per share at any time prior to maturity.

Note 3 - Gain on Sale of Mortgages Receivable

     In the second quarter of 1999, the Company recognized a pretax gain of $1.3 million, net of expenses, on the sale of $44.4 million of mortgages receivable, comprised of (1) $17.4 million of mortgages receivable which were sold into the Company's $100.0 million Mortgages Receivable Conduit Facility ("Conduit Facility"); (2) $16.2 million of mortgages receivable which were part of the 1999-A Securitization (defined below); and (3) $10.8 million of mortgages receivable which were sold to a finance company.

     Under the terms of the Conduit Facility, the Company sells mortgages receivable through a wholly-owned special purpose entity at 95% of face value, without recourse to Sunterra. The Company then retains 100% of the excess spread over the commercial rate plus 0.60%.

     In May 1999 the Company completed the sale through a Securitization of $100 million principal amount of its Vacation Ownership Receivables-Backed Notes 1999-A (the "1999-A Securitization"). These fixed rate Notes were issued at
94% of the $106.8 million outstanding mortgages receivable principal balances and bear interest at a weighted average rate of 6.66%. The 1999-A Securitization generated approximately $97 million in cash (after funding a reserve account and paying transaction expenses), which Sunterra used to repay a portion of amounts outstanding on the $100 million Conduit Facility and $117.5 million Senior Bank Credit Facility. Of the $106.8 million mortgages receivable included in the 1999-A Securitization, all but $16.2 million had previously been sold into the Company's Conduit Facility during the fourth quarter of 1998 or the first quarter of 1999. The receivables had an 8 year weighted average remaining life and a weighted average interest rate of 15%.

     During the second quarter of 1999, the Company also sold to a finance company $10.8 million of gross mortgages receivable for $10.3 million in cash in two separate transactions. The Company sold these receivables at 97% of par value with a 50% participation in the remaining interest spread. The receivables had an 8 year weighted average remaining life and a weighted average interest rate of 15%.

     During the first quarter of 1999, the Company recognized a pretax gain of $1.6 million, net of expenses, on the sale of $25.9 million of mortgages receivable into the $100 million Conduit Facility. The receivables had a 9 year weighted average remaining life and a weighted average interest rate of 15%.

     As a result of the 1999-A Securitization and the sales of mortgages receivable into the Conduit Facility and the sales of mortgages receivable to a finance company, the Company generated retained interests of $15.1 million. Retained interests are valued by the Company assuming a 10% average gross default rate (before recoveries), a 15% average prepayment rate, and an 18% discount rate, as deemed appropriate by the Company depending on the size, terms and conditions of each separate sales transaction. The retained interests are classified as held for sale based on management's intent and the existence of prepayment options.

Note 4 - Comprehensive Income

     Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The reconciliation of net income to comprehensive net income is as follows:


                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     JUNE 30,                JUNE 30,
                                               --------------------   -------------------
                                                 1999        1998       1999        1998
                                               --------    --------   --------    --------
                                                          (amounts in thousands)
Net income .................................   $ 13,483    $  9,673   $ 23,515    $ 16,954
Unrealized (loss) gain on available for
sale securities ............................       (577)       --          957        --
Foreign currency translation adjustments ...     (1,815)         10     (4,381)       (193)
                                               --------    --------   --------    --------
                  Total comprehensive income   $ 11,091    $  9,683   $ 20,091    $ 16,761
                                               ========    ========   ========    ========

Note 5 -  Segment and Geographic Information

     The Company operates in one industry segment, which includes the marketing, sales, financing and management of vacation ownership resorts, and two geographic segments. The Company's areas of operation outside the United States include Mexico, Canada, Netherlands Antilles, United Kingdom, Japan, Italy, Spain, Portugal, Austria and France. The Company's management evaluates performance of each segment based on profit or loss from operations before income taxes not including extraordinary items and cumulative effect of change in accounting principles. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 of the Company's Annual Report on Form 10-K for the year ended December 31,
1998). The Company's customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of the Company's sales.

         Information about the Company's operations in different geographic locations is shown below:


                                                       UNITED STATES      FOREIGN          TOTAL
                                                       -------------    -----------      ----------
                                                                  (amounts in thousands)
         Three months ended June 30, 1999
            Total revenues ........................      $  100,971      $   33,531      $  134,502
            Income before provision for income
            taxes .................................          16,231           5,873          22,104

         Three months ended June 30, 1998
            Total revenues ........................      $   76,877      $   29,374      $  106,251
            Income before provision for income
            taxes .................................          11,350           4,718          16,068

         Six months ended June 30, 1999
            Total revenues ........................      $  186,339      $   62,448      $  248,787
            Income before provision for income
            taxes .................................          28,079          10,471          38,550
            Identifiable assets ...................       1,006,450          81,489       1,087,939

         Six months ended June 30, 1998
            Total revenues ........................      $  143,616      $   52,384      $  196,000
            Income before provision for income
            taxes .................................          20,244           7,761          28,005
            Identifiable assets ...................         944,795          68,006       1,012,801


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 1998

     Total revenues for the three months ended June 30, 1999 were $134.5 million compared with $106.3 million in the three months ended June 30, 1998, an increase of $28.2 million, or 27%. Vacation Interests sales increased 27% in the second quarter of 1999, to $108.9 million from $86.1 million in the second quarter of 1998. The increase in Vacation Interests sales reflects an increased number of purchases of Vacation Interests at the Company's resorts and the recording of Vacation Interests sales resulting from the acquisition of Harich Tahoe Developments and its subsidiaries ("HTD"), which were acquired in July 1998 (the "HTD Acquisition"), and Sunterra Japan, which began sale operations in December 1998.

     Included in Vacation Interests sales in the second quarter of 1999 are approximately $30.8 million of Vacation Points sales from Club Sunterra, the Company's new points-based vacation ownership system that was implemented at certain North American resorts and off-site sales locations beginning the fourth quarter of 1998.

     Interest income increased slightly to $13.1 million in the second quarter of 1999 from $12.7 million in the second quarter of 1998. The average mortgage receivable note carries a 14.6% interest rate and is fully amortized over a weighted average period of nine years.

     During the second quarter of 1999, the Company recorded a $1.3 million pre-tax gain on the sales of $44.4 million mortgages receivable. These sales were part of the Company's program of monetizing mortgages receivable through the use of off-balance sheet conduits, securitizations and other vehicles. The Company did not sell mortgages receivable during the second quarter of 1998.

     Other income, which includes resort management and rental fees, increased 50% during the second quarter of 1999 to $11.2 million from $7.5 million in the second quarter of 1998, reflecting: higher rental income; increases in management income in both Europe and the U.S., primarily as a result of a larger base of managed resorts; and an increase in commissions from the UK financial institution that directly finances our consumers' purchase of vacation interests in Europe. Other income was 8.4% of total revenues for the second quarter of 1999, compared with 7.1% in the second quarter of 1998.

      As a percentage of Vacation Interests sales, Vacation Interests cost of sales increased to 25.2% for the second quarter of 1999 from 23.5% for the second quarter of 1998 due to the mix of inventory sold. Vacation Interests cost of sales increased 36% to $27.5 million in the second quarter of 1999 from $20.2 million in the second quarter of 1998.

     As a percentage of Vacation Interests sales, advertising, sales and marketing expenses increased slightly to 45.5% during the second quarter of 1999 from 44.9% during the second quarter of 1998, reflecting slightly higher costs at the resorts implementing Club Sunterra. Advertising, sales and marketing expenses increased 28% to $49.5 million during the second quarter of 1999 from $38.7 million in the second quarter of 1998.

     The provision for doubtful accounts decreased to $2.7 million in the second quarter of 1999 from $3.9 million in the second quarter of 1998, due to the reduction of the Company's long term default risk as a result of the $70.3 million of mortgages receivable that were originated and sold in the first half of 1999.

     The allowance for doubtful accounts as a percentage of gross mortgages receivable increased to 6.5% at June 30, 1999, up from 6.3% at June 30, 1998. Consumer loans serviced by the Company in excess of 60 days past due, including defaulted loans and loans in the deed-in-lieu process at June 30, 1999, were 6.9%, as a percentage of gross mortgages receivable, slightly higher than 6.7% at June 30, 1998. Net of inventory recoveries, these same percentages decrease to 4.7% and 4.5%, respectively.

     Other loan portfolio expenses, which are primarily costs incurred in servicing the Company's loan portfolio, increased to $1.2 million in the second quarter of 1999, from $1.1 million in the second quarter of 1998. As a percentage of total revenues, other loan portfolio expenses were 0.9% for the second quarter of 1999, compared to 1.0% for the second quarter of 1998.

     As a percentage of total revenues, general and administrative expenses increased to 12.5% in the second quarter of 1999 from 11.2% in the second quarter of 1998. General and administrative expenses increased 42% to $16.8 million during the second quarter of 1999 from $11.9 million during the second quarter of 1998. The increase in general and administrative expenses was due primarily to the investments made in the Company's infrastructure relating to the transition to Club Sunterra, additions of middle and senior management, acquisition of additional resorts, and Y2K expenses.

     Depreciation and amortization increased $0.7 million, or 26%, to $3.2 million in the second quarter of 1999 from $2.6 million in the second quarter of 1998. As a percentage of revenues, depreciation and amortization was 2.4% for both the second quarter of 1999 and the second quarter of 1998. The increase in depreciation and amortization was driven by the amortization of goodwill associated with the Company's Sunterra Pacific, Global and HTD Acquisitions as well as additional depreciation expense reflecting a larger base of depreciable assets from the prior year period, including hardware and software costs and other infrastructure additions.

     Interest expense, net of capitalized interest, increased $0.4 million, to $12.2 million for the second quarter of 1999 from $11.8 million for the second quarter of 1998. The increase was due primarily to increases in debt from the Company's privately placed, on-balance sheet asset-backed securitization issued in June 1998.

     Income before provision for income taxes increased 38% to $22.1 million in the second quarter of 1999 from $16.1 million in the second quarter of 1998.

     The Company's income tax rate was 39% for both the three month periods ending June 30, 1999 and 1998, resulting in net income of $13.5 million for the three months ended June 30, 1999, a 39% increase over $9.7 million for the three months ended June 30, 1998.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998

     Total revenues for the six months ended June 30, 1999 were $248.8 million compared with $196.0 million in the six months ended June 30, 1998, an increase of $52.8 million, or 27%. Vacation Interests sales increased 28% in the first half of 1999, to $201.4 million from $157.5 million in the first half of 1998. The increase in Vacation Interests sales reflects an increased number of purchases of Vacation Interests at the Company's resorts and the recording of Vacation Interests sales resulting from the HTD Acquisition, which was consummated in July 1998 and Sunterra Japan, which began sales operations in December 1998.

     Included in Vacation Interests sales in 1999 are approximately $47.4 million of Vacation Points sales from Club Sunterra, the Company's new points-based vacation ownership system that was implemented at certain North American resorts and off-site sales locations beginning the fourth quarter of 1998.

     Interest income decreased 2% to $24.4 million in the first half of 1999 from $24.8 million in the first half of 1998, reflecting the decrease in net mortgages receivable to $341.0 million at June 30, 1999, from $372.7 million at June 30, 1998. The average mortgage receivable note carries a 14.6% interest rate and is fully amortized over a weighted average period of nine years.

     During the first half of 1999, the Company recorded a $2.9 million pre-tax gain on the sale of $70.3 million mortgages receivable. These sales were part of the Company's program of monetizing mortgages receivable through the use of off-balance sheet conduits, securitizations and other vehicles. The Company did not sell mortgages during the first half of 1998.

     Other income, which includes resort management and rental fees, increased 46% during the first six months of 1999 to $20.0 million from $13.7 million in the first six months of 1998, reflecting: higher rental income; increases in management income in both Europe and the U.S., primarily as a result of a larger base of managed resorts; and an increase in commissions from the UK financial institution that directly finances our consumers' purchase of vacation interests in Europe. Other income was 8.0% of total revenues for the first six months of 1999, compared with 7.0% in the first six months of 1998.

     As a percentage of Vacation Interests sales, Vacation Interests cost of sales increased to 24.8% for the first half of 1999 from 23.9% for the first half of 1998 due to the mix of inventory sold. Vacation Interests cost of sales increased 33% to $49.9 million in the first half of 1999 from $37.6 million in the first half 1998.

     As a percentage of Vacation Interests sales, advertising, sales and marketing expenses improved to 45.7% during the first half of 1999 from 45.9% during the first half of 1998, reflecting the continued reduction of advertising, sales and marketing costs at many of the Company's mature resorts, offset by slightly higher costs at the resorts implementing Club Sunterra. Advertising, sales and marketing expenses increased 27% to $92.2 million during the first half of 1999 from $72.4 million in the first half of 1998.

     The provision for doubtful accounts decreased to $5.0 million for the first half of 1999, compared to $6.2 million for the first half of 1998, due to the reduction of the Company's long term default risk as a result of the $70.3 million of mortgages receivable that were originated and sold in the first half of 1999.

     The allowance for doubtful accounts as a percentage of gross mortgages receivable increased to 6.5% at June 30, 1999, up from 6.3% at June 30, 1998. Consumer loans serviced by the Company in excess of 60 days past due, including defaulted loans and loans in the deed-in-lieu process at June 30, 1999, were 6.9%, as a percentage of gross mortgages receivable, slightly higher than 6.7% at June 30, 1998. Net of inventory recoveries, these same percentages decrease to 4.7% and 4.5%, respectively.

     Other loan portfolio expenses, which are primarily costs incurred in servicing the Company's loan portfolio, decreased to $2.1 million in the first six months of 1999, from $2.2 million in the first six months of 1998. As a percentage of total revenues, other loan portfolio expenses were 0.8% for the first six months of 1999, compared to 1.1% for the first six months of 1998.

     As a percentage of total revenues, general and administrative expenses increased to 12.8% in the first six months of 1999 from 12.3% in the first six months of 1998. General and administrative expenses increased 33% to $31.9 million during the first six months of 1999 from $24.1 million during the first six months of 1998. The increase in general and administrative expenses was due primarily to investments made in the Company's infrastructure relating to the transition to Club Sunterra, additions of middle and senior management, acquisition of additional resorts, and Y2K expenses.

     Depreciation and amortization increased $2.0 million, or 42%, to $6.6 million in the first six months of 1999 from $4.7 million in the first six months of 1998. As a percentage of revenues, depreciation and amortization increased to 2.7% for the first six months of 1999 from 2.4% during the first six months of 1998. The increase in depreciation and amortization was driven by the amortization of goodwill associated with the Company's Sunterra Pacific, Global and HTD Acquisitions as well as additional depreciation expense reflecting a larger base of depreciable assets from the prior year period, including hardware and software costs and other infrastructure additions.

     Interest expense, net of capitalized interest, increased $3.4 million, to $24.3 million for the first half of 1999 from $20.9 million for the first half of 1998. The increase was due primarily to increases in debt from public securities offerings and from the Company's privately placed, on-balance sheet asset-backed securitization issued in June 1998.

     Income before provision for income taxes and extraordinary item increased 38% to $38.6 million in the first half of 1999 from $28.0 million in the first half of 1998.

     The Company's income tax rate was 39% for both the six month periods ended June 30, 1999 and 1998, resulting in net income of $23.5 million for the six months ended June 30, 1999, a 39% increase over $17.0 million for the six months ended June 30, 1998.

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

APPROACH

     The Company has named a Year 2000 project manager, reporting to the Company's Vice President and Chief Information Officer, to coordinate the Company's response to the Year 2000 issue. The Company has established a Year 2000 program office at its headquarters in Orlando, Florida, to handle all customer requests for compliance, survey, and other general information related to its Year 2000 programs. The Company has initiated a Year 2000 project (the "Project") designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers and customers that are not Year 2000 compliant, and to develop, implement, and test remediation and contingency plans to mitigate these risks throughout the Company's offices and resort locations.

STATUS

     As part of an enterprise-wide process, the Company has begun integrating resorts to a common platform. The Company is replacing a substantial portion of its existing information systems with a fully integrated, enterprise information system. The vendor of the financial portion of this system has not warranted it to be Year 2000 compliant. The Company is undergoing compliance testing of this application with an expected completion date of September 30, 1999. Testing completed to date indicates the application will continue to function correctly on and after January 1, 2000.

     During the second quarter, the Company identified the remaining mission critical applications, 14 in total. Thirteen applications have undergone compliance testing, of which six are considered to be Year 2000 compliant and the remaining seven are undergoing remediation. The other application is being analyzed.

     The mission critical facility inventory, such as air conditioners and health and safety items have been identified for the resorts. Although the Company believes 97% of these items are Year 2000 compliant, it is currently re-certifying manufacturers' disclosures statements. The remaining 3% are expected be retired, replaced or upgraded before the end of the third quarter 1999.

     It is the Company's goal to have the Project completed for mission critical systems by November 1999. Based upon the analysis conducted to date, the Company believes the mission critical systems at the Company's offices and resort locations will be compliant by November 1999.

     The Company is in the process of standardizing its platform with regard to its hardware and desktop technology. The Company has identified possible failures in 8% of its PCs and is currently assessing the resolution.

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

PHASE 2    - INVENTORY

     In the Inventory Phase, the Company established a Year 2000 repository, which contains mission critical automated systems or inventory elements and electronic partners and interfaces. The Company is assessing known business and technical risks associated with identified systems and has assigned a business priority to each system or inventory element assessed to date. Resulting from a second quarter internal audit, the Company is undergoing the capture of additional mission critical facility inventory with an anticipated completion date of August 30, 1999.

PHASE 3 -- DETAILED ASSESSMENT

     The Company believes the facility items identified to date as non-compliant are minimal to the overall business operations and customer satisfaction. The assessment process of whether or not to repair, replace or retire the specific affected systems is in progress. The Year 2000 Office has begun the re-certification of previously disclosed compliance statements for mission critical inventory elements. The Company is undergoing an assessment of their electronic partnerships with external vendors. Expected completion date is August 30, 1999.

PHASE 4 - RESOLUTION

     In this phase, the Company will implement resolution decisions and define system level go/no go decision criteria. The Company will attempt to obtain and apply any needed commercial off the shelf (COTS) Year 2000 resolution products as applicable. Remediation is underway for seven non-compliant customized applications. Anticipated completion date for this phase is October 31, 1999.

PHASE 5 - TEST PLANNING

     The Company has established a Year 2000 Purchasing Policy and Change Management process to reduce non-compliant solutions from reaching production operations. Test planning has been completed for known mission critical applications. As part of the testing methodology for internal applications, the Company tests for critical dates such as, but not limited to, December 31, 1999, January 1, 2000, January 3, 2000, and February 29, 2000. In addition, scripts are executed in a test environment, which reflects the years 1999, 2000 and 2004.

     The Company is in the process of formulating its contingency plans to mitigate any potential business disruptions. The selection of action will depend on the criticality of the inventory element or system and available solution alternatives. The anticipated completion date of the plan is October 31, 1999.

PHASE 6 -- TEST EXECUTION

     The Year 2000 office established a formal mirror test environment to test for compliance and if necessary, conduct regression testing. Included in this phase is the involvement of end users in test execution and user signoff for each compliant application. The company is currently coordinating electronic testing with its third party vendors and electronic partners. Anticipated completion date for this phase is October 31, 1999.

PHASE 7 - DEPLOYMENT

     This phase involves deploying systems into the production environment, staging appropriate bridges and data conversion for deployment, verifying that contingency plans are in place, coordination with third parties and electronic partners and executing final system validation. All remediated systems will be deployed through the standard change control process by October 31, 1999.

PHASE 8 -- FOLLOW-UP

         In the Follow-up Phase, the Company intends to regulate continued Year 2000 compliance throughout its worldwide operations and develop procedures to minimize the impact of compliance efforts on its business operations.

COSTS

     The Company expects that the expenditures relating to Year 2000 issues will be funded from operating cash flows and will not exceed the established budget of $2.75 million. To date, the Company has incurred approximately $1.2 million in costs associated with Year 2000 issues. The preliminary estimate of costs includes administrative expenses, testing, and hardware/software/facility replacement costs. The Company will capitalize and depreciate the cost of any replacement equipment and software over the expected useful life of the assets. The Company is expensing as incurred all costs related to software modification, as well as all costs associated with the Company's administration of the Project. Costs of remediation and/or replacement related to equipment and systems owned by the various homeowners' associations for which the Company is the manager will be borne by those homeowners' associations.

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

     The Project is currently in the Inventory, Assessment, Testing and Resolution phases. The Company believes that its greatest potential risks for Year 2000 issues are associated with its information systems and systems embedded in its operations and infrastructure. The Company is in the process of determining the extent of contingency planning that may be required. The Company has not yet completed its assessments, developed remediation plans for all problems, developed contingency plans, or completely implemented or tested any of its remediation plans; therefore, the Company is not yet in a position to state the total cost of remediation of all Year 2000 issues. As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material. While the worst case scenario entails the loss of one or more of its mission critical applications, the Company has backup systems that do not require computer applications.

     In many cases, the Company is relying on assurances from vendors and service providers that their systems will be Year 2000 compliant. The Company is exposed to the risk that one or more of its vendors or service providers could experience Year 2000 problems that impact the ability of such vendor or service provider to provide goods and services. To date, the Company is not aware of any vendor or service provider Year 2000 issue that the Company believes would have a material adverse impact on the Company's operations. The Company is currently identifying and mailing compliance questionnaires to all mission critical vendors and anticipates this research to be completed by September 30, 1999. However, the Company has no means of ensuring that its vendors or service providers will be Year 2000 ready. The inability of vendors or service providers to complete their Year 2000 resolution processes in a timely manner could materially adversely affect the Company's business or results of operations.

     Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, or certain industries such as commercial or investment banks, resulting from Year 2000 issues, could also have a material adverse impact on the Company. The likelihood and effect of such disruptions is not determinable at this time.

         The foregoing information concerning Year 2000 matters is as of July 30, 1999.

     Readers are cautioned that forward-looking statements contained in this Year 2000 discussion should be read in conjunction with the Company's disclosures regarding forward-looking statements contained in the final paragraph of Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash from (i) cash sales and cash down payments from sales of Vacation Interests,(ii)sales of the Company's mortgages receivable through its Conduit Facility, asset-backed securitizations or whole loan sales ,
(iii) hypothecation of its mortgages receivable through its Senior Bank Credit Facility, (iv) principal payments and customer prepayments of principal from its mortgages receivable portfolio, (v) interest from its mortgages receivable portfolio, (vi)rental of unsold Vacation Interests, and (vii) receipt of management, reservations and points-based vacation club fees.

     For the six months ended June 30, 1999, cash used in operations was $12.6 million, compared to cash used in operations of $86.6 million for the six months ended June 30, 1998. Excluding investment in real estate and development costs of $68.5 million and $89.6 million respectively, cash provided by operations was $55.9 million for the six months ended June 30, 1999, compared to cash provided by operations of $3.0 million for the six months ended June 30, 1998.

     During the second quarter of 1999, the Company continued its program of monetizing mortgages receivable through the use of off-balance sheet conduits, securitizations, and other vehicles. The Company sold $43.3 million of mortgages receivable through the Conduit Facility in the first six months of 1999. During the three year term of the Conduit Facility, the Company intends to sell mortgages receivable through a wholly-owned special purpose entity at 95% of face value. On these sales, the Company will pay interest at the commercial paper rate plus 0.60% and retain 100% of the excess interest spread. These sales will be without recourse to the Company for defaults experienced by the mortgages receivable portfolios. The Company also sold $10.8 million of gross mortgages receivable for $10.3 million in cash in two separate transactions. The Company sold these receivables at 97% of par value with a 50% participation in the remaining interest spread.

     In May 1999, the Company completed the securitization of $100 million principal amount of its Vacation Ownership Receivables-Backed Notes 1999-A (the "1999-A Securitization"). These fixed rate Notes were issued at 94% of the $106.8 million outstanding mortgages receivable principal balances, bear interest at a weighted average rate of 6.66%, and are without recourse to Sunterra. Included in the 1999-A Securitization were $90.6 million mortgages receivable which had been previously sold into the Company's off-balance sheet Conduit Facility during the fourth quarter of 1998 or the first quarter of 1999. The securitization generated approximately $97 million in cash (after funding a reserve account and paying transaction expenses), which Sunterra used to repay a portion of amounts outstanding on the $100 million Conduit Facility and the $117.5 million Senior Bank Credit Facility.

     As of June 30, 1999 the Company had approximately $76.8 million available on its Senior Bank Credit Facility and $80.2 million on its Conduit Facility. The Company also had available approximately $241.2 million of unencumbered mortgages receivable.

     During the first six months of 1999, the Company spent $24.2 million for property and equipment, primarily for the development of computer systems for property and Club Sunterra management systems; and $68.5 million for expansion and development activities at the Company's resort locations. The Company funded these activities through (i) an increase of $31.0 million in notes payable, (ii) borrowings on the Senior Bank Credit Facility and (iii) the sale of $70.3 million of mortgages receivable. The Company expects to incur approximately $32 million over the remainder of 1999 on real estate and development projects. However, the Company has not made any binding commitments for such planned construction beyond the projects on which it has currently initiated development.

     The Company believes that, with respect to its current operations, the Senior Bank Credit Facility and the Conduit Facility, together with cash on hand and cash generated from operations, future borrowings, or the sale or securitization of receivables, will be sufficient to meet the Company's working capital and capital expenditure needs for the next twelve months. However, depending upon conditions in the capital and other financial markets, the Company's growth, development and expansion plans, and other factors, the Company may from time to time consider the issuance of other debt or equity securities, the proceeds of which would be used to finance acquisitions, refinance debt, finance mortgages receivable or meet other operational needs. Any debt incurred or issued by the Company may be secured or unsecured, may bear interest at fixed or variable rates and may be subject to such terms, as management deems prudent. As of June 30, 1999, the Company was in compliance with all applicable covenants in its debt agreements.

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

     The preceding discussion should be read in conjunction with the financial statements and notes included elsewhere in this Form 10-Q. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward looking statements, which include the Company's growth and expansion plans, financing plans, future prospects and other forecasts and statements of expectations. Although management believes these statements are based on reasonable assumptions, actual results may differ materially from those expressed in any of our forward looking statements due to, among other things, factors related to the timing and terms of future acquisitions and the introduction of Club Sunterra, mortgages receivable financing, integration of acquired operating companies and resort properties, future acquisitions and other factors identified in the Company's filings with the Securities and Exchange Commission, including those set forth in Parts I and II of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and in the Company's Current Reports on Forms 8-K filed in 1999.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     The Company's total revenues denominated in a currency other than U.S. dollars for the six months ended June 30, 1999 (primarily revenues derived from the United Kingdom and Japan) were approximately 21% of total revenues. The Company's net assets maintained in a functional currency other than U.S. dollars at June 30, 1999 (primarily assets located in western Europe and Japan) were approximately 7% of total net assets. The effects of changes in foreign currency exchange rates has not historically been significant to the Company's operations or net assets.

Interest Rate Risk

     As of June 30, 1999, the Company had fixed interest rate debt of approximately $562.4 million and floating interest rate debt of approximately $96.8 million. The floating interest rates are based upon the prevailing LIBOR rate or the prevailing prime interest rate for the Company's Senior Bank Credit Facility and endpaper debt, respectively. For floating rate debt, interest rate changes do not generally affect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do affect the market value of debt but do not impact earnings or cash flows. A hypothetical one-percentage change in the prevailing LIBOR, prime or commercial paper rate would impact after-tax earnings of the Company by less than $0.6 million per year. A similar change in the interest rate would impact the total fair value of the Company's fixed rate debt, excluding the Convertible Notes, by approximately $22 million. The conversion feature to Common Stock makes it impractical to estimate the effect of a change in interest rates on the Company's Convertible Notes. There is a high correlation between the fair value of the Convertible Notes and the Company's Common Stock.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 23, 1999 the Florida Attorney General's office issued a Subpoena to Produce Records without deposition to Sunterra Corporation. The basis for this subpoena is an investigation rather than a legal proceeding, although a legal proceeding could result from this investigation.

     The investigation related to possible violations and unfair and deceptive trade practices regarding the solicitation of prospective purchasers for resort properties. The investigation pertains to the criteria by which some groups are offered financial incentives to tour our resorts while other groups are not offered those incentives.

     In May 1999, Sunterra Corporation modified its marketing policy. Our revised policy clearly states that Sunterra Corporation does not base any decisions on race, color, national origin (ancestry), religion, sex, age, handicap (disability), marital status or familial status.

     The current review by the Florida Attorney General's office stems from our PAST marketing policies not our current policy. Unknown to the Florida Attorney General, our current target marketing policy was distributed and implementation was in process PRIOR to any such investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted to stockholder vote and its stockholders approved the following items at the Company's Annual Meeting of the Stockholders held on Friday, May 14, 1999:

(a)      Election of four directors of the Company:


NAME                      CLASS         TERM EXPIRES         VOTES FOR        WITHHELD AUTHORITY
----                      -----         ------------         ---------        ------------------
L. Steven Miller            I               2000             28,208,453             100,587
Adam Aron                  III              2002             28,225,037              84,003
Sanford Climan             III              2002             28,230,686              78,354
Osamu Kaneko               III              2002             28,206,081             102,959

In addition to the four directors listed above, the terms of the following six directors continued after the meeting: J. Taylor Crandall, Joshua Friedman, Andrew Jody Gessow, Steven C. Kenninger, W. Leo Kiely, III and James E. Noyes.

(b) Amendment of the Company's Amended and Restated 1996 Equity Participation Plan to increase the number of shares authorized for issuance thereunder, by a vote of 19,219,109 "for", 9,077,308 "against" and 12,623 "abstain".

(c) Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1999, by a vote of 28,288,310 "for", 9,845 "against" and 10,885
         "abstain".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            27 Financial Data Schedule.

        (b) Reports on Form 8-K

          Current Report on Form 8-K, dated May 5, 1999 filed with the Securities and Exchange Commission on May 11, 1999, announcing the Company's first quarter 1999 results.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SUNTERRA CORPORATION


                                       BY:    /s/ RICHARD GOODMAN
                                          -------------------------------------
                                                 Richard Goodman
                                             Executive Vice President,
                                            And Chief Financial Officer
                                           (Principal Financial Officer)

Dated: August 13, 1999

                                 EXHIBIT INDEX

EXHIBIT                                DESCRIPTION
-------                                -----------

27                    Financial Data Schedule