Form 10-Q
period 1999-09-30
SUNTERRA CORP
filed 1999-11-12
CIK 1016577

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                            ------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM______________ TO_______________.

                        COMMISSION FILE NUMBER 000-21193
                            ------------------------

                              SUNTERRA CORPORATION
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       MARYLAND                                           95-4582157
------------------------                              -------------------
(STATE OF INCORPORATION)                               (I.R.S. EMPLOYER
                                                      IDENTIFICATION NO.)

                             1781 PARK CENTER DRIVE
                             ORLANDO, FLORIDA 32835
            ---------------------------------------------------------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                 (407) 532-1000
               --------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                  Sunterra.com
                          ----------------------------
                         (REGISTRANT'S WEBSITE ADDRESS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [X] Yes       [ ] No

     Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share as of November 12, 1999: 35,971,534.

                              SUNTERRA CORPORATION

                                      INDEX



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income for the three and nine
            months ended September 30, 1999 and September 30, 1998 ....    3

         Consolidated Balance Sheets as of September 30, 1999 and
            December 31, 1998..........................................    4

         Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1999 and September 30, 1998............    5

         Notes to the Consolidated Financial Statements................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................    9


Item 3.  Quantitative and Qualitative Disclosures about Market Risk....    16

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................   17

Signatures..............................................................   17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SUNTERRA CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
             Three and Nine Months Ended September 30, 1999 and 1998 (Amounts in thousands except per share data, unaudited)

                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                            ------------------------        ------------------------
                                                               1999             1998           1999             1998
                                                               ----             ----           ----             ----
Revenues:
  Vacation Interests sales ..........................       $ 125,122        $103,292       $ 326,550        $260,834
  Interest income ...................................          15,438          14,208          39,832          38,979
  Gain on sales of mortgages receivable .............           2,501           1,032           5,441           1,032
  Other income ......................................          10,084           8,520          30,109          22,207
                                                            ---------        --------       ---------        --------
         Total revenues .............................         153,145         127,052         401,932         323,052
                                                            ---------        --------       ---------        --------
Costs and Operating Expenses:
  Vacation Interests cost of sales ..................          31,820          24,291          81,725          61,928
  Advertising, sales and marketing ..................          57,734          45,472         149,887         117,849
  Loan portfolio:
    Provision for doubtful accounts .................           2,144           3,252           7,122           9,412
    Other expenses ..................................           1,944             727           4,030           2,930
  General and administrative ........................          16,462          13,182          48,353          37,247
  Depreciation and amortization .....................           4,259           3,258          10,888           7,914
                                                            ---------        --------       ---------        --------
         Total costs and operating expenses .........         114,363          90,182         302,005         237,280
                                                            ---------        --------       ---------        --------
  Income from operations ............................          38,782          36,870          99,927          85,772
  Interest expense, net of capitalized
    interest of $3,567, $2,203, $8,588 and $5,711 for
    the three months ended September 30, 1999 and
    1998 and the nine months ended September 30, 1999
    and 1998, respectively ..........................          10,831          13,310          35,131          34,238
  Equity (gain) loss on investment in joint ventures             (744)             38          (2,388)              7
  Minority interest in loss(income) of consolidated
    limited partnership .............................               3            --               (58)           --
                                                            ---------        --------       ---------        --------
    Income before provision for income taxes
      and extraordinary item ........................          28,692          23,522          67,242          51,527
  Provision for income taxes ........................          11,189           9,173          26,224          20,095
                                                            ---------        --------       ---------        --------
  Income before extraordinary item ..................          17,503          14,349          41,018          31,432
  Extraordinary item, net of taxes ..................            --              --              --               129
                                                            ---------        --------       ---------        --------
    Net income ......................................       $  17,503        $ 14,349       $  41,018        $ 31,303
                                                            ---------        --------       ---------        --------
Earnings per share:
      Basic: ........................................       $    0.49        $   0.40       $    1.14        $   0.87
      Diluted: ......................................       $    0.46        $   0.38       $    1.09        $   0.84
        Weighted average number of common
          shares outstanding ........................          35,932          35,888          35,920          35,888
        Weighted average number of common and
          potentially dilutive common shares
          outstanding ...............................          41,055          40,793          40,958          41,357

The accompanying notes are an integral part of these consolidated financial statements.

                              SUNTERRA CORPORATION

                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands except share and per share data)

                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                         1999             1998
                                                                      -----------      ----------
                   ASSETS                                             (unaudited)
Cash and cash equivalents .....................................       $   10,958       $   28,250
Cash in escrow and restricted cash ............................           35,478           25,951
Mortgages receivable, net of an allowance of $22,240 and
    $22,869 at September 30, 1999 and December 31,
    1998, respectively ........................................          325,157          335,982
Retained interests ............................................           46,904           12,518
Receivables and other assets ..................................           90,634           86,087
Investment in joint ventures ..................................           23,231           17,876
Real estate and development costs .............................          355,727          336,620
Property and equipment, net ...................................          116,338           81,125
Intangible assets, net ........................................           95,387           96,723
                                                                      ----------       ----------
       Total assets ...........................................       $1,099,814       $1,021,132
                                                                      ==========       ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable ..............................................       $   30,743       $   21,864
Accrued liabilities ...........................................           83,926           80,242
Income taxes payable ..........................................            7,452            9,240
Deferred taxes ................................................           47,124           30,984
Notes payable .................................................          635,503          627,089
                                                                      ----------       ----------
       Total liabilities ......................................          804,748          769,419
                                                                      ----------       ----------

Stockholders' equity:
Preferred stock (25,000,000 shares authorized; none
  issued or outstanding) ......................................             --               --
Common stock ($0.01 par value, 50,000,000 shares
  authorized; 35,946,534 and 35,902,671 outstanding at
  September 30, 1999 and December 31, 1998, respectively) .....              359              359
Additional paid-in capital ....................................          163,687          163,290
Retained earnings .............................................          127,599           86,581
Accumulated other comprehensive income ........................            3,421            1,483
                                                                      ----------       ----------
       Total stockholders' equity .............................          295,066          251,713
                                                                      ----------       ----------
       Total liabilities and stockholders' equity .............       $1,099,814       $1,021,132
                                                                      ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              SUNTERRA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands, unaudited)

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                  --------------------------
                                                                     1999             1998
                                                                  ---------        ---------
Operating activities:
Net income ................................................       $  41,018        $  31,303
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
  Depreciation and amortization ...........................          10,888            7,914
  Provision for doubtful accounts .........................           7,122            9,412
  Amortization of capitalized financing costs .............           3,292            2,113
  Equity (gain) loss on investment in joint ventures ......          (2,388)               7
  Minority interest in income of consolidated limited
    partnership ...........................................             (58)            --
  Gain on sales of mortgages receivable ...................          (5,441)          (1,032)
  Proceeds from sales of mortgages receivable .............         125,098           99,700
Changes in operating assets and liabilities:
  Cash in escrow and restricted cash ......................          (8,981)         (17,949)
  Mortgages receivable ....................................        (136,323)         (88,522)
  Retained Interests ......................................          (4,121)            --
  Real estate and development costs .......................         (23,857)         (64,218)
  Receivables and other assets ............................          (8,021)         (25,185)
  Accounts payable and accrued liabilities ................          12,557             (978)
  Income taxes payable ....................................          (1,788)          13,461
  Deferred taxes ..........................................          16,140            4,833
                                                                  ---------        ---------
Net cash provided by (used in) operating activities .......          25,137          (29,141)
                                                                  ---------        ---------
Investing activities:
  Cash paid for acquisition of subsidiaries ...............            --            (88,115)
  Property and equipment ..................................         (38,499)         (32,688)
  Intangible assets .......................................          (8,964)         (21,805)
  Investment in joint ventures ............................          (2,967)            (828)
                                                                  ---------        ---------
  Net cash used in investing activities ...................         (50,430)        (143,436)
                                                                  ---------        ---------
Financing activities:
  Proceeds from notes payable .............................          32,616          103,987
  Payments on notes payable ...............................         (38,522)         (99,782)
  Proceeds from publicly issued debentures ................            --            140,000
  Proceeds from Senior Bank Credit Facility, net of
      debt issuance costs .................................          89,460          187,768
  Payments on Senior Bank Credit Facility .................         (75,140)        (140,568)
  Other ...................................................             397              321
                                                                  ---------        ---------
Net cash provided by financing activities .................           8,811          191,726
                                                                  ---------        ---------
Net (decrease) increase in cash and cash equivalents ......         (16,482)          19,149
Effect of exchange rates on cash and cash equivalents .....            (810)             544
Cash and cash equivalents, beginning of period ............          28,250           38,487
                                                                  ---------        ---------
Cash and cash equivalents, end of period ..................       $  10,958        $  58,180
                                                                  =========        =========
Supplemental disclosure of cash flow information:
Cash paid for interest ....................................       $  34,237        $  31,671
Cash paid for taxes, net of tax refunds ...................       $  10,903        $   2,662

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

     In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain reclassifications were made to the 1998 accompanying consolidated financial statements to conform to the 1999 presentation.

Note 2 -- Earnings Per Share

     Basic earnings per share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income available to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the three and nine months ended September 30, 1999 and 1998:

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                    1999          1998          1999           1998
                                                  --------      --------       -------       -------
                                                               (Amounts in thousands)
Net income .................................       $17,503       $14,349       $41,018       $31,303
Interest on convertible notes, net of
  taxes (a) ................................         1,210         1,210         3,630         3,630
                                                   -------       -------       -------       -------
Net income available to common
  stockholders after assumed conversion of
  dilutive securities(a) ...................       $18,713       $15,559       $44,648       $34,933
                                                   =======       =======       =======       =======
Weighted average number of common shares
 used in basic EPS .........................        35,932        35,888        35,920        35,888

Effect of dilutive convertible notes(a) ....         4,537         4,537         4,537         4,537

Effect of dilutive stock options ...........           586           368           501           932

                                                   -------       -------       -------       -------
Weighted average number of common shares and
 dilutive potential common shares
 used in diluted EPS(a) ....................        41,055        40,793        40,958        41,357
                                                   =======       =======       =======       =======

(a) The Convertible Subordinated Notes may be converted into shares of common stock at a conversion price of $30.417 per share at any time prior to maturity.

Note 3 - Gain on Sale of Mortgages Receivable

     In the third quarter of 1999, the Company recognized a pretax gain of $2.5 million, net of expenses, on the sale of $71.8 million of mortgages receivable, comprised of (1) $64.8 million of mortgages receivable which were sold into the Company's $100.0 million Mortgages Receivable Conduit Facility ("Conduit Facility") and (2) $7.0 million of mortgages receivable which were sold to a finance company.

     Under the terms of the Conduit Facility, the Company sells mortgages receivable through a wholly-owned special purpose entity at 95% of face value, without recourse to Sunterra. The Company then retains 100% of the excess spread over the commercial paper rate plus 0.60%. The $64.8 million of mortgages receivable which were sold into the Conduit Facility had a 9 year weighted average remaining life and a weighted average interest rate of 15%.

     During the third quarter of 1999, the Company also sold to a finance company $7.0 million of gross mortgages receivable for $6.8 million in cash in three separate transactions. The Company sold these receivables at 97% of par value with a 50% participation in the remaining interest spread. These receivables had a 7 year weighted average remaining life and a weighted average interest rate of 15%.

     In the second quarter of 1999, the Company recognized a pretax gain of $1.3 million, net of expenses, on the sale of $44.4 million of mortgages receivable, comprised of (1) $17.4 million of mortgages receivable which were sold into the Conduit Facility; (2) $16.2 million of mortgages receivable which were part of the 1999-A Securitization (defined below); and (3) $10.8 million of mortgages receivable which were sold to a finance company.

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

     During the second quarter of 1999, the Company also sold to a finance company $10.8 million of gross mortgages receivable for $10.3 million in cash in two separate transactions. The Company sold these receivables at 97% of par value with a 50% participation in the remaining interest spread. These receivables had an 8 year weighted average remaining life and a weighted average interest rate of 15%.

     During the first quarter of 1999, the Company recognized a pretax gain of $1.6 million, net of expenses, on the sale of $25.9 million of mortgages receivable into the $100 million Conduit Facility. These receivables had a 9 year weighted average remaining life and a weighted average interest rate of 15%.

     As a result of the 1999-A Securitization and the sales of mortgages receivable into the Conduit Facility and the sales of mortgages receivable to a finance company, the Company generated retained interests of $30.5 million. Retained interests are valued by the Company assuming a 10% average gross default rate (before recoveries), a 15% average prepayment rate, and an 18% discount rate, as deemed appropriate by the Company depending on the size, terms and conditions of each separate sales transaction. The retained interests are classified as held for sale based on management's intent and the existence of prepayment options.

Note 4 - Comprehensive Income

     Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The reconciliation of net income to comprehensive net income is as follows:

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                 ---------------------       -----------------------
                                                  1999           1998         1999             1998
                                                 -------       -------       -------         -------
                                                               (amounts in thousands)
Net income ...............................       $17,503       $14,349       $ 41,018        $31,303
Unrealized gain on available for
sale securities ..........................         1,791          --            2,748           --
Foreign currency translation adjustments .         3,571           737           (810)           544
                                                 -------       -------       --------        -------
               Total comprehensive income        $22,865       $15,086       $ 42,956        $31,847
                                                 =======       =======       ========        =======

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

     Information about the Company's operations in different geographic locations is shown below:

                                               UNITED STATES    FOREIGN       ELIMINATION        TOTAL
                                               -------------   ---------      -----------      ----------
                                                            (amounts in thousands)
    Three months ended September 30, 1999
      Total revenues ...................       $  115,199       $ 37,946                       $  153,145
      Income before provision for income
      taxes ............................           20,045          8,647                           28,692

    Three months ended September 30, 1998
      Total revenues ...................       $   95,355       $ 31,697                       $  127,052
      Income before provision for income
      taxes ............................           17,788          5,734                           23,522

    Nine months ended September 30, 1999
      Total revenues ...................       $  301,539       $100,393                       $  401,932
      Income before provision for income
      taxes.............................           48,124         19,118                           67,242
      Identifiable assets ..............        1,018,552        173,232        (91,970)        1,099,814

    Nine months ended September 30, 1998
      Total revenues ...................       $  238,970       $ 84,082                       $  323,052
      Income before provision for income
      taxes ............................           38,032         13,495                           51,527
      Identifiable assets ..............          984,792        122,613        (66,607)        1,040,798

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Comparison of the Three Months Ended September 30, 1999 to the Three Months Ended September 30, 1998

     Total revenues for the three months ended September 30, 1999 were $153.2 million compared with $127.1 million in the three months ended September 30, 1998, an increase of $26.1 million, or 20.5%. Vacation Interests sales increased 21.1% in the third quarter of 1999, to $125.1 million from $103.3 million in the third quarter of 1998. The increase in Vacation Interests sales reflects an increased number of purchases of Vacation Interests at the Company's resorts. As a result of Hurricane Floyd, current quarter Vacation Interests sales and rental revenues were lower than expected.

     Included in Vacation Interests sales in the third quarter of 1999 are approximately $40.9 million of Vacation Points sales from Club Sunterra, the Company's new points-based vacation ownership system that was implemented at certain North American resorts and off-site sales locations beginning the fourth quarter of 1998.

     Interest income, which includes accretion related to retained interests, increased to $15.4 million in the third quarter of 1999 from $14.2 million in the third quarter of 1998. The average mortgage receivable note carries a 14.5% interest rate and is fully amortized over a weighted average period of nine years.

     During the third quarter of 1999, the Company recorded a $2.5 million pre-tax gain on the sales of $71.8 million mortgages receivable. These sales were part of the Company's program of monetizing mortgages receivable through the use of off-balance sheet conduits, securitizations and other vehicles. The Company recorded a $1.0 million pretax gain on the sale of mortgages receivable during the third quarter of 1998.

     Other income, which includes resort management and rental fees, increased 18.8% during the third quarter of 1999 to $10.1 million from $8.5 million in the third quarter of 1998, reflecting: increases in management income in Europe, primarily as a result of a larger base of managed resorts, and higher rental income. Other income was 6.6% of total revenues for the third quarter of 1999, compared with 6.7% in the third quarter of 1998.

     As a percentage of Vacation Interests sales, Vacation Interests cost of sales increased to 25.4% for the third quarter of 1999 from 23.5% for the third quarter of 1998 due to the mix of inventory sold. Vacation Interests cost of sales increased 30.9% to $31.8 million in the third quarter of 1999 from $24.3 million in the third quarter of 1998.

     As a percentage of Vacation Interests sales, advertising, sales and marketing expenses increased to 46.1% during the third quarter of 1999 from 44.0% during the third quarter of 1998, reflecting slightly higher costs at the resorts, due in part to Hurricane Floyd. Advertising, sales and marketing expenses increased 26.8% to $57.7 million during the third quarter of 1999 from $45.5 million in the third quarter of 1998.

     The provision for doubtful accounts decreased to $2.1 million in the third quarter of 1999 from $3.3 million in the third quarter of 1998, due to the $142.1 million of mortgages receivable that were originated and sold in the first nine months of 1999.

     The allowance for doubtful accounts as a percentage of gross mortgages receivable increased to 6.4% at September 30, 1999, up from 6.3% at September 30, 1998. Consumer loans serviced by the Company in excess of 60 days past due, including defaulted loans and loans in the deed-in-lieu process at September 30, 1999, were 6.4%, as a percentage of gross mortgages receivable, a decrease from 6.9% at September 30, 1998. Net of inventory recoveries, these same percentages decrease to 4.4% and 4.7%, respectively.

     As a percentage of total revenues, general and administrative expenses increased slightly to 10.7% in the third quarter of 1999 from 10.4% in the third quarter of 1998. General and administrative expenses increased 25.0% to $16.5 million during the third quarter of 1999 from $13.2 million during the third quarter of 1998. The increase in general and administrative expenses was due primarily to the larger scale of operations, investments made in the Company's infrastructure relating to the transition to Club Sunterra, additions of middle and senior management and Y2K expenses.

     Depreciation and amortization increased $1.0 million, or 30.3%, to $4.3 million in the third quarter of 1999 from $3.3 million in the third quarter of 1998. As a percentage of revenues, depreciation and amortization was 2.8% for the third quarter of 1999, an increase from 2.6% for the third quarter of 1998. The increase in depreciation and amortization was driven by a larger base of depreciable assets from the prior year period, including hardware and software costs and other infrastructure additions.

     Interest expense, net of capitalized interest, decreased $2.5 million, to $10.8 million for the third quarter of 1999 from $13.3 million for the third quarter of 1998. The decrease was due primarily to higher capitalized interest and lower average borrowings outstanding for the quarter ended September 30, 1999 compared to the prior year period.

     Income before provision for income taxes increased 22.1% to $28.7 million in the third quarter of 1999 from $23.5 million in the third quarter of 1998.

     The Company's income tax rate was 39% for both the three month periods ending September 30, 1999 and 1998, resulting in net income of $17.5 million for the three months ended September 30, 1999, a 22.4% increase over $14.3 million for the three months ended September 30, 1998.

Comparison of the Nine Months Ended September 30, 1999 to the Nine Months Ended September 30, 1998

     Total revenues for the nine months ended September 30, 1999 were $401.9 million compared with $323.1 million in the nine months ended September 30, 1998, an increase of $78.8 million, or 24.4%. Vacation Interests sales increased 25.2% in the first nine months of 1999, to $326.6 million from $260.8 million in the first nine months of 1998. The increase in Vacation Interests sales reflects an increased number of purchases of Vacation Interests at the Company's resorts and the recording of Vacation Interests sales resulting from the HTD Acquisition, which was consummated in July 1998 and Sunterra Japan, which began sales operations in December 1998.

     Included in Vacation Interests sales in 1999 are approximately $88.3 million of Vacation Points sales from Club Sunterra, the Company's new points-based vacation ownership system that was implemented at certain North American resorts and off-site sales locations beginning the fourth quarter of 1998.

     Interest income, which includes accretion related to retained interests, increased 2.1% to $39.8 million in the first nine months of 1999 from $39.0 million in the first nine months of 1998. The average mortgage receivable note carries a 14.5% interest rate and is fully amortized over a weighted average period of nine years.

     During the first nine months of 1999, the Company recorded a $5.4 million pre-tax gain on the sale of $142.1 million mortgages receivable. These sales were part of the Company's program of monetizing mortgages receivable through the use of off-balance sheet conduits, securitizations and other vehicles. The Company recorded a $1.0 million pre-tax gain on sale of mortgages receivable for the nine months ended September 30, 1998.

     Other income, which includes resort management and rental fees, increased 35.6% during the first nine months of 1999 to $30.1 million from $22.2 million in the first nine months of 1998, reflecting: increases in management income in both Europe and the U.S., primarily as a result of a larger base of managed resorts; higher rental income; and an increase in commissions from the UK financial institution that directly finances our consumers' purchase of vacation interests in Europe. Other income was 7.5% of total revenues for the first nine months of 1999, compared with 6.9% in the first nine months of 1998.

     As a percentage of Vacation Interests sales, Vacation Interests cost of sales increased to 25.0% for the first nine months of 1999 from 23.7% for the first nine months of 1998 due to the mix of inventory sold. Vacation Interests cost of sales increased 32.0% to $81.7 million in the first nine months of 1999 from $61.9 million in the first nine months 1998.

     As a percentage of Vacation Interests sales, advertising, sales and marketing expenses increased slightly to 45.9% during the first nine months of 1999 from 45.2% during the first nine months of 1998. Advertising, sales and marketing expenses increased 27.2% to $149.9 million during the first nine months of 1999 from $117.8 million in the first nine months of 1998.

     The provision for doubtful accounts decreased to $7.1 million for the first nine months of 1999, compared to $9.4 million for the first nine months of 1998, due to the $142.1 million of mortgages receivable that were originated and sold in the first nine months of 1999.

     The allowance for doubtful accounts as a percentage of gross mortgages receivable increased to 6.4% at September 30, 1999, up from 6.3% at September 30, 1998. Consumer loans serviced by the Company in excess of 60 days past due, including defaulted loans and loans in the deed-in-lieu process at September 30, 1999, were 6.4%, as a percentage of gross mortgages receivable, a decrease from 6.9% at September 30, 1998. Net of inventory recoveries, these same percentages decrease to 4.4% and 4.7%, respectively.

     As a percentage of total revenues, general and administrative expenses increased to 12.0% in the first nine months of 1999 from 11.5% in the first nine months of 1998. General and administrative expenses increased 30.1% to $48.4 million during the first nine months of 1999 from $37.2 million during the first nine months of 1998. The increase in general and administrative expenses was due primarily to the larger scale of operations, investments made in the Company's infrastructure relating to the transition to Club Sunterra, additions of middle and senior management, acquisition of additional resorts, and Y2K expenses.

     Depreciation and amortization increased $3.0 million, or 38.0%, to $10.9 million in the first nine months of 1999 from $7.9 million in the first nine months of 1998. As a percentage of revenues, depreciation and amortization increased to 2.7% for the first nine months of 1999 from 2.4% during the first nine months of 1998. The increase in depreciation and amortization was driven by the amortization of goodwill associated with the Company's Sunterra Pacific, Global and HTD Acquisitions as well as additional depreciation expense reflecting a larger base of depreciable assets from the prior year period.

     Interest expense, net of capitalized interest, increased $0.9 million, to $35.1 million for the first nine months of 1999 from $34.2 million for the first nine months of 1998. The increase was due primarily to increases in debt from public securities offerings and from the Company's privately placed, on-balance sheet asset-backed securitization issued in June 1998, offset by higher capitalized interest.

     Income before provision for income taxes and extraordinary item increased 30.5% to $67.2 million in the first nine months of 1999 from $51.5 million in the first nine months of 1998.

     The Company's income tax rate was 39% for both the nine month periods ended September 30, 1999 and 1998, resulting in net income of $41.0 million for the nine months ended September 30, 1999, a 31.0% increase over $31.3 million for the nine months ended September 30, 1998.

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

     During the third quarter, the Company completed remediation of the seven mission critical applications previously identified as non-compliant. Six successfully passed regression testing and the seventh is currently undergoing final Y2K regression testing and is expected to be completed before November 30, 1999. The application under analysis at the end of the second quarter was found to be compliant.

     The mission critical facility inventory, such as air conditioners and health and safety items, have been identified for the resorts. The Company completed re-certification of manufacturers' Year 2000 disclosure statements for 97% of these items. The Company expects to retire, replace or upgrade the remaining 3% before November 30, 1999.

     It is the Company's goal to have the Project completed for mission critical systems by December 30, 1999. Based upon the analysis conducted to date, the Company believes the mission critical systems at the Company's offices and resort locations will be compliant by December 30, 1999.

     The Company is in the process of standardizing its platform with regard to its hardware and desktop technology. The Company has upgraded or purchased replacements for approximately 8% of its PCs that were identified with potential of encountering Y2K-related failures.

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

PHASE 2    - INVENTORY

     In the Inventory Phase, the Company established a Year 2000 repository, which contains mission critical automated systems or inventory elements and electronic partners and interfaces. The Company has assessed known business and technical risks associated with identified systems and inventory elements assessed to date. The Company completed the capture and assessment of additional mission critical facility inventory in the third quarter. This phase is complete.

PHASE 3 -- DETAILED ASSESSMENT

     The Company believes the facility items identified to date as non-compliant are minimal to the overall business operations and customer satisfaction. The assessment process of whether or not to repair, replace or retire the specific affected systems was completed in the third quarter. The Company completed the assessment of their electronic partnerships with external vendors. This phase is complete.

PHASE 4 - RESOLUTION

     In this phase, the Company will continue to implement resolution decisions and define system level go/no go decision criteria. The Company completed the resolution phase of its non-compliant applications. Repairs, upgrades or replacements of non-compliant facility equipment is expected to be complete by November 30, 1999.

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

     The Company has formulated its company wide contingency plans to mitigate any potential business disruptions. Individual business units are currently reviewing additional requirements as applicable to their areas. The selection of action will depend on the criticality of the inventory element or system and available solution alternatives. The anticipated completion date of the plan is November 30, 1999.

PHASE 6 -- TEST EXECUTION

     The Year 2000 office established a formal mirror test environment to test for compliance and if necessary, conduct regression testing. Included in this phase is the involvement of end users in test execution and user signoff for each compliant application. The Company completed electronic testing with its third party vendors and electronic partners. One application is currently undergoing regression testing. Anticipated completion date for this phase is November 30, 1999.

PHASE 7 - DEPLOYMENT

     This phase involves deploying systems into the production environment, staging appropriate bridges and data conversion for deployment, verifying that contingency plans are in place, coordination with third parties and electronic partners and executing final system validation. Six of the seven remediated systems have been deployed through the standard change control process. The remaining application is expected to undergo deployment by November 30, 1999.

PHASE 8 -- FOLLOW-UP

     In the Follow-up Phase, the Company intends to regulate continued Year 2000 compliance throughout its worldwide operations and develop procedures to minimize the impact of compliance efforts on its business operations.

COSTS

     The Company expects that the expenditures relating to Year 2000 issues will be funded from operating cash flows and will not exceed the established budget of $2.75 million. To date, the Company has incurred approximately $1.4 million in costs associated with Year 2000 issues. The preliminary estimate of costs includes administrative expenses, testing, and hardware/software/facility replacement costs. The Company will capitalize and depreciate the cost of any replacement equipment and software over the expected useful life of the assets. The Company is expensing as incurred all costs related to software modification, as well as all costs associated with the Company's administration of the Project. Costs of remediation and/or replacement related to equipment and systems owned by the various homeowners' associations for which the Company is the manager will be borne by those homeowners' associations.

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

     The Project is currently in the Testing, Resolution and Deployment phases. The Company believes that its greatest potential risks for Year 2000 issues are associated with its information systems and systems embedded in its operations and infrastructure. The Company has completed its assessments and determined resolutions for non-compliant systems. However, the Company has not completed deployment and final contingency planning. The Company is not yet in a position to state the total cost of remediation of all Year 2000 issues. As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material. While the worst case scenario entails the loss of one or more of its mission critical applications, the Company has backup systems that do not require computer applications.

     In many cases, the Company is relying on assurances from vendors and service providers that their systems will be Year 2000 compliant. The Company is exposed to the risk that one or more of its vendors or service providers could experience Year 2000 problems that impact the ability of such vendor or service provider to provide goods and services. To date, the Company is not aware of any vendor or service provider Year 2000 issue that the Company believes would have a material adverse impact on the Company's operations. The Company requested Y2K disclosures from its mission critical vendors of which 70% provided Y2K readiness statements. The Company is pursuing Y2K disclosures of the remaining 30%, however, the Company has no means of insuring that those vendors or service providers will respond or be Year 2000 ready. Although the Company is not aware of any vendor or service provider that is not ready for the Year 2000, the inability of vendors or service providers to complete their Year 2000 resolution processes in a timely manner could materially adversely affect the Company's business or results of operations.

     Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, or certain industries such as commercial or investment banks, resulting from Year 2000 issues, could also have a material adverse impact on the Company. The likelihood and effect of such disruptions is not determinable at this time.

     The foregoing information concerning Year 2000 matters is as of September 30, 1999.

     Readers are cautioned that forward-looking statements contained in this Year 2000 discussion should be read in conjunction with the Company's disclosures regarding forward-looking statements contained in the final paragraph of Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash from (i) cash sales and cash down payments from sales of Vacation Interests,(ii)sales of the Company's mortgages receivable through its Conduit Facility, asset-backed securitizations or whole loan sales ,
(iii) hypothecation of its mortgages receivable through its Senior Bank Credit Facility or other lines of credit, (iv) principal payments and customer prepayments of principal from its mortgages receivable portfolio, (v) interest from its mortgages receivable portfolio, (vi)rental of unsold Vacation Interests, and (vii) receipt of management, reservations and points-based vacation club fees.

     For the nine months ended September 30, 1999, cash provided by operations was $25.1 million, compared to cash used in operations of $29.1 million for the nine months ended September 30, 1998. Excluding investment in real estate and development costs of $105.6 million and $126.1 million, respectively, cash provided by operations was $130.7 million for the nine months ended September 30, 1999, compared to cash provided by operations of $97.0 million for the nine months ended September 30, 1998.

     During the third quarter of 1999, the Company continued its program of monetizing mortgages receivable through the use of off-balance sheet conduits, securitizations, and other vehicles. The Company sold $108.1 million of mortgages receivable through the Conduit Facility in the first nine months of 1999. During the three year term of the Conduit Facility, the Company intends to sell mortgages receivable through a wholly-owned special purpose entity at 95% of face value. The Company then retains 100% of the excess spread over the commercial paper rate plus 0.60%. These sales will be without recourse to the Company for defaults experienced by the mortgages receivable portfolios. The Company also sold $17.8 million of gross mortgages receivable for $17.0 million in cash in five separate transactions. The Company sold these receivables at 97% of par value with a 50% participation in the remaining interest spread.

     In May 1999, the Company completed the securitization of $100 million principal amount of its Vacation Ownership Receivables-Backed Notes 1999-A (the "1999-A Securitization"). These fixed rate Notes were issued at 94% of the $106.8 million outstanding mortgages receivable principal balances, bear interest at a weighted average rate of 6.66%, and are without recourse to Sunterra. Included in the 1999-A Securitization were $90.6 million mortgages receivable which had been previously sold into the Company's off-balance sheet Conduit Facility during the fourth quarter of 1998 or the first quarter of 1999. The securitization generated approximately $97 million in cash (after funding a reserve account and paying transaction expenses), which Sunterra used to repay amounts outstanding on the $100 million Conduit Facility and the $117.5 million Senior Bank Credit Facility.

     In September 1999, the Company closed a $15 million facility to finance its pre-sale notes and certain of its mortgages receivable (the "Pre-Sale/Unseasoned Line"). Additionally, in September 1999, the Company closed a $50 million facility to finance certain of its inventory (the "Inventory Line"). There were no borrowings under the Inventory Line in the third quarter of 1999.

     As of September 30, 1999 the Company had approximately $96.2 million available on its Senior Bank Credit Facility, $20.4 million on its Conduit Facility, $7.8 million available on its Pre-Sale/Unseasoned Line and $50 million available on its Inventory Line. The Company also had available approximately $221.4 million of unencumbered mortgages receivable.

     During the first nine months of 1999, the Company spent $38.5 million for property and equipment, primarily for the development of computer systems for property and Club Sunterra management systems; and $105.6 million for expansion and development activities at the Company's resort locations. The Company funded these activities through (i) an increase of $32.6 million in notes payable, (ii) borrowings on the Senior Bank Credit Facility and the Pre-Sale/Unseasoned Line,
(iii) the sale of $142.1 million of mortgages receivable. The Company expects to incur approximately $31.3 million over the remainder of 1999 on real estate and development projects. However, the Company has not made any binding commitments for such planned construction beyond the projects on which it has currently initiated development.

     The Company believes that, with respect to its current operations, the Senior Bank Credit Facility, the Conduit Facility and other lines of credit, together with cash on hand and cash generated from operations, future borrowings, or the sale or securitization of receivables, will be sufficient to meet the Company's working capital and capital expenditure needs for the next twelve months. However, depending upon conditions in the capital and other financial markets, the Company's growth, development and expansion plans, and other factors, the Company may from time to time consider the issuance of other debt or equity securities, the proceeds of which would be used to finance acquisitions, refinance debt, finance mortgages receivable or meet other operational needs. Any debt incurred or issued by the Company may be secured or unsecured, may bear interest at fixed or variable rates and may be subject to such terms, as management deems prudent. As of September 30, 1999, the Company was in compliance with all applicable covenants in its debt agreements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     The Company's total revenues denominated in a currency other than U.S. dollars for the nine months ended September 30, 1999 (primarily revenues derived from the United Kingdom and Japan) were approximately 21% of total revenues. The Company's net assets maintained in a functional currency other than U.S. dollars at September 30, 1999 (primarily assets located in western Europe and Japan) were approximately 10% of total net assets. The effects of changes in foreign currency exchange rates has not historically been significant to the Company's operations or net assets.

Interest Rate Risk

     As of September 30, 1999, the Company had fixed interest rate debt of approximately $556.7 million and floating interest rate debt of approximately $78.8 million. The floating interest rates are based upon the prevailing LIBOR rate of the prevailing prime interest rate for the Company's Senior Bank Credit Facility and endpaper debt, respectively. For floating rate debt, interest rate changes do not generally affect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do affect the market value of debt but do not impact earnings or cash flows. A hypothetical one-percentage change in the prevailing LIBOR, prime or commercial paper rate would impact after-tax earnings of the Company by less than $0.5 million per year. A similar change in the interest rate would impact the total fair value of the Company's fixed rate debt, excluding the Convertible Notes, by approximately $21.2 million. The conversion feature to Common Stock makes it impractical to estimate the effect of a change in interest rates on the Company's Convertible Notes. There is a high correlation between the fair value of the Convertible Notes and the Company's Common Stock.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27 Financial Data Schedule.

     (b) Reports on Form 8-K

         Current Report on Form 8-K, dated August 5, 1999 filed with the Securities and Exchange Commission on August 11, 1999, announcing the Company's second quarter 1999 results.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SUNTERRA CORPORATION

                                                 BY: /s/ RICHARD GOODMAN
                                                   ----------------------------
                                                       Richard Goodman
                                                   Executive Vice President,
                                                  And Chief Financial Officer
                                                 (Principal Financial Officer)

Dated: November 13, 1999

                                 EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION
----------               ------------

27             Financial Data Schedule