Form 10-K
period 1999-12-31
SUNTERRA CORP
filed 2000-03-31
CIK 1016577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                   FORM 10-K
(Mark One)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to __________

                        Commission File Number 000-21193

                              SUNTERRA CORPORATION
             (Exact name of registrant as Specified in Its Charter)

           Maryland                                              95-458215-7
       (State or other                                         (I.R.S. Employer
jurisdiction of incorporation)                               Identification No.)

                             1781 Park Center Drive
                             Orlando, Florida 32835
                               "www.sunterra.com"
                    (Address of Principal Executive Offices)

                                 (407) 532-1000
              (Registrant's telephone number, including area code)

Securities registered pursuant                          Name of Each Exchange
to Section 12(b) of the Act:                             on Which Registered:
Common stock, $.01 par value                           New York Stock Exchange
     (Title of Class)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: YES [X] NO [ ].

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the common stock on March 15, 2000, as reported on the New York Stock Exchange, was approximately $ 84 million. At March 15, 2000 there were 35,982,193 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Certain portions of the registrant's proxy statement for the 2000 annual meeting of stockholders to be held on May 12, 2000 are incorporated by reference in Part III of this Form 10-K.

                              SUNTERRA CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 31, 1999

                               TABLE OF CONTENTS

Item                                                     Page
Number                                                  Number
------                                                  ------
                          PART I

1.  Business.............................................   1
2.  Properties...........................................  21
3.  Legal Proceedings....................................  22
4.  Submission of Matters to a Vote of Security Holders..  23

                          PART II
5   Market for the Registrant's Common Equity and
      Related Stockholder Matters........................  23
6.  Selected Financial Data..............................  24
7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations................  26
7A. Quantitative and Qualitative Disclosures
      about Market Risk..................................  34
8.  Financial Statements and Supplementary Data..........  35
9.  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosures...............  35

                           PART III

10. Directors and Executive Officers of the Registrant...  35
11. Executive Compensation...............................  35
12. Security Ownership of Certain Beneficial Owners
      and Management.....................................  36
13. Certain Relationships and Related Transactions.......  36

                            PART IV

14. Exhibits, Financial Statement Schedules and
      Reports on Form 8-K................................  36
    Signatures...........................................  41

                                     PART I

Special Cautionary Notice Regarding Forward-Looking Statements

     We believe that it is important to communicate our future expectations to our stockholders and to the public. This report contains forward-looking statements, including in particular the statements about our plans, objectives, expectations and prospects under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. Additionally, the "Letter from the CEO" and other sections of our 1999 Annual Report contain forward-looking statements. You can identify these statements by forward-looking words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek" and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are contained in "Item 1. Business-Factors Affecting Future Performance" and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

ITEM 1.  BUSINESS

Introduction

     Sunterra Corporation is the world's largest vacation ownership company, as measured by resort locations and owner families. As of March 15, 2000, we have 90 resort locations in North America, Europe, the Caribbean and Japan. Through both internal development and strategic acquisitions, we have expanded the number of our resort locations and our owner family base from 9 resort locations and approximately 25,000 owner families at the time of our August 1996 initial public offering to 90 resort locations and approximately 300,000 vacation owner families as of March 15, 2000.

     Our operations consist of:

       . marketing and selling to the public at our resort locations and off-site sales centers:

          . vacation ownership interests which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity, which we refer to as "vacation intervals"; and

          . vacation points which may be redeemed for occupancy rights for varying lengths of stay at participating resort locations,

       .  acquiring, developing and operating vacation ownership resorts,

       .  operating our Club Sunterra membership program,

       . providing consumer financing to individual purchasers for the purchase of vacation intervals and vacation points, which we refer to together as "vacation interests," at our resort locations and off-site sales centers, and

       . providing resort rental, management, maintenance and collection services for which we receive fees paid by the resorts' homeowners' associations.

     We provide mortgage financing for approximately 65% of our vacation interests sales. In addition to enhancing sales revenues, financing customer receivables generates profit margins and cash flows from the spread between the interest rates that we charge on our mortgages receivable and our cost of capital. This financing is typically collateralized by the underlying vacation interests.

Recent Developments

     Fourth Quarter Accounting Charges. In the fourth quarter of 1999, we recorded a $43 million after-tax charge related to our mortgages receivable. This charge is the result of an in-depth review of our balance sheet, which we initiated at year-end. The $43 million after-tax charge consisted of:

     . $27 million related to the write-off of receivables that were either 180 days or more past due or were 60 days or more delinquent after paying only the initial down payment;
     .  $6 million related to accrued interest on those mortgages receivable;
     .  $4 million related to homeowners' association receivables;
     . $4 million related to an adjustment in the retained interest in mortgages receivable that we previously sold; and
     . $2 million related to the write-down of a receivable from a marketing company that is no longer supplying tours to us.

        Also, during the fourth quarter of 1999, we recorded:

     . a $10 million after-tax charge related to a re-evaluation of non-core properties that we will market to prospective buyers as hotels rather than timeshare projects as we originally developed them; and
     . a $2 million after-tax charge related to capitalized debt costs and to costs associated with acquisitions that we have now terminated.

     Gross mortgages receivable at December 31, 1999 were $264 million, and the allowance for bad debts net of estimated recoveries was $20 million, or 7.6%. Mortgages receivable that were 180 days or more delinquent have been written off pursuant to a policy that we adopted in the fourth quarter. In addition, we have taken steps to ensure that, on a going-forward basis, all mortgages receivable that are in default after paying only the initial down payment will be reversed against sales when they become 60 days overdue. Our reserve for doubtful accounts is based on a thorough aging and analysis of all receivables, with progressively larger reserves taken for receivables as they become more delinquent.

     Senior Management Changes. In January 2000, our board of directors appointed Richard Harrington as our chief executive officer to succeed L. Steven Miller, who resigned from that position in January. Mr. Harrington was the chief executive officer of our European subsidiary. Also in January 2000, our Board of Directors appointed James Brocksmith, Jr., a former Deputy Chairman of the Board and Chief Operating Officer of KPMG, to our board. In February 2000, our board of directors appointed J. Taylor Crandall, the Chief Operating Officer of Keystone, Inc., as our interim chairman of the Board, succeeding co-chairmen Andrew J. Gessow and Steven C. Kenninger, and appointed T. Lincoln Morison, former executive vice president of the First National Bank of Boston, as our co-chief executive officer and president.

     Until May 1, 2000, Mr. Morison will share the chief executive officer position with Mr. Harrington. Thereafter, Mr. Harrington will serve as non-executive chairman of our European subsidiary and continue to serve as a director of Sunterra Corporation and Mr. Morison will serve as our sole Chief Executive Officer.

     Acquisitions of Interests in New Resorts. Through our European subsidiary, we made three acquisitions in 1999. In January we acquired a resort in Soriano nel Cirino, Italy approximately 60 minutes outside of Rome; in May we acquired Broome Park Resort in Canterbury, England; and in October we acquired Alpenclub Schliersee, a resort in Bavaria, Germany. Each of these resorts will be included in the Grand Vacation Club ("GVC"). In addition, through our Japanese subsidiary, we entered into a leasing agreement with respect to eight units located at one resort in Izu, Japan which will be included in Sunterra Japan Vacation Club.

     In the United States, we completed affiliation agreements with three Florida resorts: the Coconut Mallory Marina and Resort in Key West, the Coconut Palms Beach Resort in New Smyrna and the Vacation Villas at Fantasyworld in Orlando.

     We had previously entered into partnerships with affiliates of Westin Hotels to acquire, develop, manage, operate, market and sell vacation interests in a resort located in St. John, United States Virgin Islands and a resort to be developed in Rancho Mirage, California. On December 10, 1999, we and our subsidiary sold our interests in these partnerships to Starwood Hotels & Resorts Worldwide, Inc., the parent company of Westin Hotels.

Business Strategy

     Our business strategy is designed to:

     . implement Club Sunterra and grow its vacation club membership base, . expand our resort network through development and acquisition, . increase sales through existing and future resort locations and off-site sales centers,
     . improve operating efficiencies and profitability, and . expand our rental services and property management businesses.

     Club Sunterra. We have introduced Club Sunterra at our on-site and off-site sales centers. Club Sunterra is a new points-based vacation ownership system, enabling members to vacation at any resort in the Club Sunterra network by utilizing their annual allotment of points, called SunOptions, as a vacation currency. We believe that the flexibility of the Club Sunterra product will expand the market for vacation ownership, as it is designed to evolve with an owner's lifestyle changes, and enable us to target a wider base of customers.

     Through Club Sunterra, we believe that we have created a superior product which provides customers with the variety and flexibility they desire in their vacation experiences. We also believe that Club Sunterra increases the value of vacation ownership by offering customers a myriad of options for vacation planning. Club Sunterra creates an affinity relationship with the owner base and provides the platform for cross marketing opportunities for leisure time products and services.

     In addition, we receive from each Club Sunterra member annual recurring membership fees, which currently are $139 per member per year. This fee entitles the member to participate in the Club Sunterra vacation ownership system, including exchanges within the Club Sunterra resort network at no additional charge, and an annual membership to a third party exchange company for exchanges outside of the Club Sunterra resort network, for which the third party exchange companies charge an additional fee.

For certain affiliated, non-owned resorts, this fee may be higher due to preexisting contracts with third party exchange companies.

     Expand Resort Network. A larger network of resorts provides our owners, guests and potential customers more vacation choices. With the implementation of Club Sunterra, we are able to provide to current and future owners more options to customize their vacations.

     In addition, the expanded network of resorts will provide a greater base of resorts from which to market and sell vacation interests, leverage the development costs of more sophisticated delivery and support systems, and create a consumer brand.

     We believe that we have achieved a leading position in the industry by developing and acquiring desirable resorts at attractive prices. We also believe that our proven acquisition and development record and public company status give us a competitive advantage in acquiring assets, businesses and operations in the fragmented vacation ownership industry. Our continued development of our infrastructure, building of our management team, and implementation of Club Sunterra further enable us to successfully integrate future acquisitions into our operations.

     Increase Sales. We intend to increase sales of vacation interests through the implementation of our more flexible vacation ownership product, Club Sunterra. Through Club Sunterra, customers have access to our network of resorts and the flexibility to choose the season, location, duration and unit size, based on their annual allotment of SunOptions. Club Sunterra is designed to profile the entire resort network, enabling purchasers to have a home resort advantage, yet also the ability to use their SunOptions to experience a vacation or multiple vacations at any of the resorts in the network. We believe sales opportunities will significantly increase at all resort locations as well as at off-site centers because the sales and marketing processes are no longer associated with just one resort. The use of SunOptions increases customer contact with our projects which, over time, will increase each customer's affinity with Club Sunterra and our Sunterra Resorts brand.

     Improve Operating Efficiencies and Profitability. We intend to improve operating efficiencies and profitability by implementing the Club Sunterra points-based vacation ownership system and consolidating and centralizing several key operating functions, including mortgages receivable processing, call center and reservations services, all of which were typically performed at each resort location. Additionally, by leveraging against a larger customer base, we anticipate that we will be able to lower our costs associated with delivering services.

     Expand Rental Services and Property Management Businesses. We intend to expand our rental services operations and property management business. We believe an efficient rental market does not currently exist with respect to vacation ownership resorts, other resorts and condominium accommodations. We intend to develop services that are designed to increase efficiency in the rental market and capitalize on the growing need to provide owners with flexibility associated with rental of their accommodations. We intend to pursue these opportunities by utilizing our traditional sales channels and through our Club Sunterra reservations systems. Additionally, we believe that substantial opportunities exist to increase our property management business, both for owned vacation ownership resorts and for other vacation ownership resorts as well as hotels, condominiums and other types of resorts.

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

     The vacation ownership industry represents one of the fastest growing segments of the lodging industry. We believe that overall, the vacation ownership industry offers many vacationers a superior economic value and a more flexible alternative to traditional commercial lodging accommodations, and as a result, has historically achieved high levels of customer satisfaction.

     Increased governmental regulation, higher standards of quality and service, increased flexibility and the rapid entry of a number of well-organized lodging and entertainment companies, including Marriott International ("Marriott"), The Walt Disney Company ("Disney"), Four Seasons Hotels & Resorts ("Four Seasons"), Hilton Hotels Corporation ("Hilton"), Hyatt Corporation ("Hyatt"), and Starwood Hotels and Resorts Worldwide, Inc. ("Starwood"), have enhanced the industry's image and increased consumer satisfaction.

     We believe that we have significant opportunities to capitalize on positive industry dynamics including continued worldwide industry growth and favorable trends in consumer demographics. The large "Baby Boom" market segment is projected to reach its greatest concentration in the next ten years, with an estimated 40 million people turning 50 years old during that period. Additionally, the "Generation X" market segment has a higher awareness of and receptivity to vacation ownership products than has ever been experienced in the 21 to 35 year old category. Demographic trends favor continuing growth in overall demand for vacation ownership products, as the population of individuals aged 45 to 60 is expected to increase by more than 50% in the United States within the next decade. Historically, individuals aged 45 to 60 represent a market with significant discretionary income and are one of the vacation ownership industry's primary target markets. In addition, we will seek to capture an increasing share of the overall worldwide leisure travel and hotel stay markets, providing substantial opportunities to increase market share from contiguous, yet non-traditional marketing channels.

Vacation Interval Ownership

     The purchase of a vacation interval typically entitles the buyer to use a fully furnished vacation residence, generally for a one-week period each year, usually in perpetuity. Typically, the buyer acquires an ownership interest in the vacation residence, which is generally held in fee simple.

     The owners of vacation intervals at each resort usually manage the property through a non-profit homeowners' association, which is governed by a board consisting of representatives of the developer and owners of vacation intervals at the resort. The board hires a management company, delegating many of the rights and responsibilities of the homeowners' association, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repair and maintenance.

     Each vacation interval owner is required to pay the homeowners' association a share of the overall cost of maintaining the property. These charges, which are generally $300 to $700 per year, per vacation interval, generally consist of an annual maintenance fee plus applicable real estate taxes and, when needed, special assessments. If the owner does not pay such charges, the owner's use rights may be suspended and the homeowners' association may foreclose on the owner's vacation interval.

Points-Based Vacation Ownership

     In general, under a points-based vacation ownership system, owners, which we usually refer to as "members", purchase points which act as an annual currency exchangeable for occupancy rights at any of the club's participating resorts. Our Club Sunterra points-based vacation ownership system operates on a basis very similar to the standard vacation interval ownership structure in that members usually have a home resort, and have a deeded, fee-simple interest in a particular unit at that home resort. The advantages of a points-based vacation ownership system relate to the flexibility given to members with respect to the usage of their vacation points versus the usage of a traditional vacation interval. In traditional vacation interval ownership, owners can either use their vacation interval for a one-week stay in a specific unit size in a specific resort or those members can exchange their week through an external exchange organization such as Resort Condominiums International, LLC, or "RCI", or Interval International, Inc., or "II". Because vacation points function as currency under a points-based vacation ownership system, owners can, subject to availability and other factors, choose the location, season, duration and unit size of their vacation interest, based on their annual vacation points allocations. Additionally, in a points-based vacation ownership system, owners can redeem their points for a stay in any one of the resorts included in the club without having to exchange through an external exchange company such as RCI or II. Members of Club Sunterra are, however, able to exchange through their respective external exchange organization for vacation stays at resorts outside of the Club Sunterra resort network if they desire, as the $139 annual Club Sunterra membership fee usually includes annual membership in one of these exchange organizations. A separate exchange fee will be charged by RCI and II.

     Each vacation points owner is required to pay the homeowners' association a share of all costs of maintaining their home resort property (depending on the vacation interest owned). These charges generally consist of an annual maintenance fee plus applicable real estate taxes and special assessments, assessed on an as-needed basis. If the owner does not pay such charges, the owner's use rights may be suspended and the homeowners' association may foreclose on the owner's vacation points.

     We currently operate four points-based vacation ownership systems: Club Sunterra (currently 27 resort locations in the United States), Sunterra Europe - GVC (currently 26 resort locations in Europe), Sunterra Pacific -- VTS Program (currently 22 resort locations in North America) and Sunterra Japan -- SJVC (currently 4 resort locations in Japan). In addition to attracting new owners, we will market Club Sunterra to our existing base of owner families.

Participation in Vacation Interest Exchange Networks

     We believe that our vacation interests are made more attractive by our participation in vacation interest exchange networks operated by RCI and II. In a 1998 study sponsored by ARDA, the exchange opportunity was cited by purchasers of vacation interests as one of the most significant factors in determining whether to purchase a vacation interest. Participation in RCI and II allows our customers to exchange their occupancy right in a particular year in the unit in which they own a vacation interest for an occupancy right at the same time or a different time in another participating resort, based upon availability and the payment of a variable exchange fee. Members may exchange their vacation interests for occupancy rights in another participating resort by listing their vacation interests as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired and the period during which occupancy is desired. Both RCI and II assign ratings to each listed vacation interest.

These ratings are based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the vacation interest is available. RCI and II attempt to satisfy the members exchange request by providing an occupancy right in another vacation interest with a similar rating. If RCI or II is unable to meet the member's initial request, it suggests alternative resorts based on availability.

Sales and Marketing

     Our primary means of selling vacation interests is through both our on-site and off-site sales centers. A variety of marketing programs are employed to generate prospects for these sales efforts, which include targeted mailings, overnight mini-vacation packages, gift certificates, seminars and various destination-specific local marketing efforts. Additionally, incentive premiums in the form of entertainment tickets, hotel stays, gift certificates or free meals, are offered to guests and other potential customers to encourage resort tours. Our sales process is tailored to each prospective buyer based upon the marketing program that brought the prospective buyer to the resort for a sales presentation. Prospective customers are identified through various means, and are intended to include current owners of vacation interests.

Consumer Financing

     In the United States, we offer consumer financing to the purchasers of our vacation interests who make a down payment generally equal to at least 10% of the purchase price. This financing generally bears interest at fixed rates and is collateralized by the underlying vacation interest.

     At December 31, 1999, our mortgages receivable portfolio included approximately 29,000 promissory notes totaling approximately $264 million, with a stated maturity of typically seven to ten years and a weighted average interest rate of 14.3% per year. Mortgages receivable in excess of 60 days past due at December 31, 1999 were 7.1% as a percentage of gross mortgages receivable. Our allowance for doubtful accounts, net of estimated recoveries, was 7.6% as a percentage of gross mortgages receivable.

     Our European subsidiary currently contracts with a third-party bank to provide financing to purchasers of vacation points in its GVC and is paid an upfront commission of approximately 14% (which includes a 1% commission contingent on the Company meeting certain volume thresholds) of the principal amount of eligible consumer loans on a non-recourse basis.

Acquisitions

     We obtain information with respect to resort acquisition opportunities through interaction by our management team with resort operators, real estate brokers, lodging companies and financial institutions with whom we have established business relationships. From time to time, we are also contacted by lenders and property owners who are aware of our development, management, operations and sales expertise with respect to vacation resort properties.

Rental Operations

     We generate additional revenue by renting the unsold or unused vacation interests at certain of our resorts. We rent unoccupied units through direct consumer sales, travel agents and/or vacation package wholesalers. In addition to providing supplemental revenue, we believe room-rental operations provide us with a good source of potential customers for the purchase of vacation interests. As part of the management services we provide to vacation interests owners, we receive a fee for services provided to rent an owner's vacation interest in the event the owner is unable to use or exchange their vacation interest. In addition, we have purchased traditional resort condominiums and resort hotels with the intention of converting each such resort location to a vacation ownership property. Until a unit is sold as vacation interests, we rent the underlying unit on a nightly basis. Resorts acquired in the future may be operated in this fashion during the start-up of vacation interests sales.

Resort Management

     We generally manage our resorts pursuant to management agreements with the local homeowner association, although our Embassy Vacation Resort ("EVR") Grand Beach and EVR Lake Tahoe are managed by Promus pursuant to a management agreement we have with them. At December 31, 1999, we managed 27 Sunterra Resorts, two EVR resorts, 19 Sunterra Pacific resorts, 27 Sunterra Europe resorts, and 3 Sunterra Japan resorts. We also manage third party units at an additional 18 resorts in Hawaii, and 3 in Florida. The remaining resort locations are managed by third party management companies.

     At each of the resorts we manage, we enter into an agreement to provide for management and maintenance of the resort. Pursuant to each such management agreement, we are typically paid a monthly management fee equal to 10% to 15% of monthly maintenance fees. The management agreements are typically for a three-year period, automatically renewable annually unless notice of non-renewal is given by either party. Pursuant to each management agreement, we have primary responsibility and authority for all activities necessary for the day-to-day operation of the managed resort locations, including administrative services, procurement of inventories and supplies and promotion and publicity. With respect to each managed resort location, we generally also obtain comprehensive and general public liability insurance, all-risk property insurance, business interruption insurance and such other insurance as is customarily obtained for similar properties. We also usually provide all managerial and other employees necessary for the managed resort locations, including those necessary for review of the operation and maintenance of the resorts, preparation of reports, budgets and projections and employee training. At EVR Grand Beach and EVR Lake Tahoe, Promus provides these services, and we share in the profit. Our European subsidiary manages each resort in GVC pursuant to contracts that typically provide for a management fee of 15% of monthly maintenance fees.

Competition

     We compete with both branded and non-branded hospitality and lodging companies, as well as other established vacation ownership companies. Although major lodging and hospitality companies such as Marriott, Disney, Hilton, Hyatt, Four Seasons, Inter-Continental Hotels and Resorts, Carlson Companies, and Starwood have established or declared an intention to establish vacation ownership operations in the past decade, the industry remains largely unbranded and highly fragmented. The majority of the approximately 5,000 worldwide vacation ownership resorts are owned and operated by smaller, regional companies.

     We also compete with the buyers of our vacation intervals who subsequently decide to resell those vacation intervals. While we believe, based on experience at our resorts, that the market for resale of vacation intervals by buyers is presently limited, such resales are typically at prices substantially less than the original purchase price. The market price of vacation intervals sold by us at a given resort or by our competitors in the market in which each resort is located could be depressed by a substantial number of vacation intervals offered for resale.

Insurance

     We carry comprehensive general liability, fire, flood, windstorm and earthquake insurance with additional coverage for business interruption arising from insured perils for our resort locations and corporate offices. The insurance policy specifications, insured limits and deductibles are similar to those carried by other resort hotel operators and we believe them to be adequate. In August 1998, our St. Maarten and St. Croix resorts were damaged by Hurricane Georges. Approximately 80% of the property damage, less the applicable deductible of $1,000,000, has been recovered from the insurance companies, and we anticipate the remaining balance will be recovered once the insurance company inspects the completed repairs. A claim is pending for compensation for business interruption at the affected resorts, and we anticipate the claim will be concluded with the insurance company this year. Additionally, in November of 1999, our St. Maarten resorts were again damaged by Hurricane Lenny. Insurance payments for the property damage are forthcoming, and the insurance companies have agreed to the scope of damage and have made advance payments to pay for the repairs which are underway. In accordance with the industry practice for Caribbean resorts, we carry a 2% windstorm deductible, which in this instance is approximately $1,900,000. We anticipate filing a business interruption claim once the full impact of the storm has been assessed.

     There are, however, certain types of losses, such as losses arising from acts of war, that are not generally insured because they are either uninsurable or not economically insurable.

Trademarks

     We own and control a number of trade secrets, confidential information, trademarks, trade names, copyrights and other intellectual property rights, including the "Sunterra" and "Own Your World" service marks which, in the aggregate, are of material importance to our business. We believe, however, that our business as a whole does not materially depend on any one intellectual property or related group of such properties. We are licensed to use technology and other intellectual property rights owned and controlled by others, and, similarly, we license other companies to use technology and other intellectual property rights owned and controlled by us.

Governmental Regulation

     Our marketing and sales of vacation interests are subject to extensive regulations by the federal government and the states and foreign jurisdictions in which our resort properties are located and in which vacation interests are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject includes the Truth-In-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Interstate Land Sales Full Disclosure Act, Telephone Consumer Protection Act, Telemarketing and Consumer Fraud and Abuse Prevention Act, Fair Housing Act and the Civil Rights Act of 1964 and 1968. In addition, many states have adopted specific laws and regulations regarding the sale of vacation interest ownership programs. The laws of most states, including Florida, South Carolina and Hawaii require us to file with a designated state authority, for its approval, a detailed offering statement describing ourselves and all material aspects of the project and sale of vacation interests. The laws of California require us to file numerous documents and supporting information with the California Department of Real Estate, the agency responsible for the regulation of vacation interests. When the California Department of Real Estate determines that a project has complied with California law, it will issue a public report for the project. In most states, we are required to deliver an offering statement or public report to all prospective purchasers of vacation interests, together with certain additional information concerning the terms of the purchase. Laws in most states where we sell vacation interests generally grant the purchaser of a vacation interest the right to cancel a contract of purchase at any time within a period ranging from 3 to 10 calendar days following the later of the date the contract was signed or the date the purchaser received the last of the documents which we are required to provide to him. Most states have other laws that regulate our activities such as real estate licensure, exchange program registration, sellers of travel licensure, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws, and labor laws. We believe that we are in material compliance with all federal, state, local and foreign laws and regulations to which we are currently or may be subject. However, no assurance can be given that we will not incur significant costs in qualifying under vacation interest ownership regulations in all jurisdictions in which we desire to conduct sales. Any failure to comply with applicable laws or regulations could have a material adverse effect on us.

     During 1999 we received a subpoena from the Office of the Attorney General of the State of Florida as part of an inquiry of certain marketing practices of timeshare developers. Following discussions with that office, we provided certain material and believe the inquiry is over.

     Certain state and local laws may also impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property. Pursuant to such laws, future owners may recover from us amounts in connection with the repairs made to the developed property.

     In addition, from time to time, potential buyers of vacation interests assert claims with applicable regulatory agencies against vacation interest salespersons for unlawful sales practices. Such claims could have adverse implications for us in negative public relations and potential litigation and regulatory sanctions.

     A number of state and federal laws, including the Fair Housing Act and the Americans with Disabilities Act (the "ADA"), impose requirements related to access and use by disabled persons on a variety of public accommodations and facilities. These requirements did not become effective until after January 1, 1991. Although we believe that our resorts are substantially in compliance with laws governing the accessibility of our facilities to disabled persons, a determination that we are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. We are likely to incur additional costs of complying with the ADA; however, such costs are not expected to have a material adverse effect on our results of operations or financial condition. Additional legislation may impose further burdens or restrictions on property owners with respect to access by disabled persons. If a homeowners' association at a resort was required to make significant improvements as a result of non-compliance with the ADA, vacation interests owners may default on their mortgages and/or cease making required homeowners' association assessment payments. We are not aware of any non-compliance with the ADA, the Fair Housing Act or similar laws that management believes would have a material adverse effect on our business, assets or results of operations.

     We sell vacation interests at our resort locations through independent sales agents. Such independent sales agents provide services to us under contract and, we believe that they are not employees. Accordingly, we do not withhold payroll taxes from the amounts paid to such independent contractors. In the event the Internal Revenue Service or any state or local taxing authority were to successfully classify such independent sales agents as our employees, rather than as independent contractors, and hold us liable for back payroll taxes, such reclassification may have a material adverse effect on us.

     The marketing and sales of the GVC points-based vacation ownership system and our other operations are subject to national and European regulation and legislation. Within the European Community (which includes all the countries in which we conduct our operations), the European Timeshare Directive of 1994 regulates vacation ownership activities. The terms of the Directive require us to issue a disclosure statement providing specific information about our resorts and our vacation ownership operations as well as making mandatory a 10-day rescission period and a prohibition on the taking of advance payments prior to the expiration of that rescission period. Member States are permitted to introduce legislation that is more protective of the consumer when implementing the European Timeshare Directive. In the United Kingdom, where the majority of our marketing and sales operations take place, the Directive has been implemented by way of an amendment to the Timeshare Act 1992. In the United Kingdom, a 14-day rescission period is mandatory. There are other United Kingdom laws which we are or may be subject to including the Consumer Credit Act 1974, the Unfair Terms in Consumer Contracts Regulations 1995 and the Package Travel, Package Holidays and Package Tours Regulations 1992. The Timeshare Act 1992 does appear to have extra-territorial effect in that United Kingdom resident purchasers buying timeshare in other European Economic Area States may rely upon it. All the countries in which we operate have consumer and other laws which regulate our activities in those countries. We are a founder member of the Organization for Timeshare in Europe (OTE) which is the European self regulating trade body for vacation ownership companies. As a member, we are obligated to comply with all laws as well as with certain codes of conduct (including a code of conduct for the operating of points systems) promulgated by the OTE.

     Environmental Matters. Under various federal, state, local and foreign environmental, health, safety and land use laws, ordinances, regulations and similar requirements (collectively, "Environmental Laws"), a current or previous owner or operator of real property may be required to investigate and clean up hazardous or toxic substances or wastes or releases of petroleum products or wastes at such property, and may be held liable to a governmental entity or to third parties for associated damages and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws may impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may also be liable for the costs of removal or remediation of a release of hazardous or toxic substances or wastes at such disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some Environmental Laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Finally, the owner of a site may be subject to statutory or common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. In connection with its ownership and operation of our properties, we potentially may be liable for such costs. In addition, as a result of the consummation of the acquisitions, we could be held liable for the pre-existing environmental and other liabilities of the acquired companies, if any.

     Certain Environmental Laws govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners and operators of real properties for personal injury associated with ACMs. In connection with our ownership and operation of our properties, we potentially may be liable for such costs.

     In connection with our acquisition and development of resort properties in Lake Tahoe, Nevada and San Luis Bay, California, several areas of environmental concern have been identified. The areas of concern at the Lake Tahoe resort relate to possible soil and groundwater contamination that has migrated onto the resort site from an upgradient source. In addition, residual contamination may exist on the resort site as a result of leaking underground storage tanks that were removed prior to our acquisition of the resort site. California regulatory authorities are monitoring the off-site contamination and have required or are in the process of requiring the responsible parties to undertake remedial action. We have been indemnified by Chevron (USA), Inc. for certain costs and expenses in connection with the off-site contamination. We do not believe that we will be held liable for this contamination and do not anticipate incurring material costs in connection therewith; however, there can be no assurance that the indemnitor will meet its obligations in a complete and timely manner.

     Our resort in San Luis Bay is located in an area of Avila Beach, California which has experienced soil and groundwater contamination resulting from a nearby oil refinery. California regulatory authorities have required the installation of groundwater monitoring wells on the beach near the resort site, among other locations. Remediation has commenced. It is possible that our operations could be adversely impacted, including possible temporary interference with access to the resort site and temporary loss of beach access. We do not believe that we are liable for this contamination and do not anticipate incurring material costs in connection therewith; however, there can be no assurance that claims will not be asserted against us with respect to this matter.

Employees

     As of December 31, 1999, we had approximately 7,800 full and part time employees. We have also engaged approximately 1,000 independent sales agents to sell vacation ownership interests. We believe that relations with our employees and independent sales agents are good. Only a minimal number of employees are represented by labor unions, including certain employees located at the St. Maarten, Netherlands Antilles resorts and certain employees at two resorts in Hawaii who voted for representation by a union. Negotiations for a first contract with the employees at the Hawaii resorts are in progress.

Factors Affecting Future Performance

Risk of Increasing Leverage; Liquidity

     At December 31, 1999, we had approximately $682.0 million of outstanding indebtedness, excluding accounts payable.

     To finance our vacation interests sales, we monetize the related mortgages receivable through the use of an off-balance sheet conduit, securitizations, on-balance sheet hypothecations, whole mortgages receivable sales, and other vehicles. In Europe we originate the mortgages receivable for a third party institution and receive a commission.

     As of December 31, 1999, our primary credit facilities were: a $100 million mortgages receivable conduit facility ("conduit facility") for the non-recourse sale of mortgages receivable, most of which are subsequently sold into asset-based securitizations; an on-balance sheet revolving $60 million senior credit facility ("senior credit facility"), with a group of banks that uses mortgages receivable as collateral; a $14 million mortgages receivable bulk purchase line and a $15 million forward purchase commitment for the sale of mortgages receivable; a $15 million pre-sale/unseasoned line of credit to finance pre-sale notes and certain mortgages receivable ("pre-sale line"); and a $50 million revolving inventory line of credit ("inventory line") to finance unsold vacation interests inventory.

     In the first quarter of 2000, funding availability under our credit facilities was curtailed based on anticipated covenant violations that would be reported for the 1999 fourth quarter. As a result, the full use of these facilities was temporarily withheld, and access to liquidity under these facilities was granted on an individual request basis pending the completion of waivers and amendments to the related agreements.

Presently, these waivers and amendments are in place and provide for our compliance with the covenants and terms of the agreements as of December 31, 1999. Access to the availability under these facilities was also reestablished, although on a limited basis as compared to the original terms of the facilities.

     On February 9, 2000, we agreed to limit the maximum aggregate amount available under the conduit facility to $64.1 million. The remaining availability under this limitation of $12.8 million was drawn in February 2000. On March 9, 2000 we amended our senior credit facility which, in addition to other changes to the agreement, limited the amount that could be borrowed under the senior credit facility to $35.4 million. The remaining availability under this limitation of $12.2 million was used during the first quarter of 2000. On March 20, 2000 a waiver was granted to our pre-sale line which, in addition to other changes to the agreement, limited the amount that could be borrowed under the pre-sale line to $9.6 million. The remaining availability of $0.6 million has not been borrowed. After December 31, 1999, additional receivable sales to the bulk purchase line and forward purchase commitment for mortgages receivable are to be made at the discretion of the provider.

     On March 20, 2000 we amended our inventory line which, among other changes, increased amounts available by $25 million. As of March 16, 2000, $15.6 million remained available under the inventory line.

     In 1999 we continued our program of non-recourse sales of mortgages receivable. We sold $136.6 million of mortgages receivable through the conduit facility and also sold an additional $20.4 million of mortgages receivable in seven separate transactions throughout the year. We securitized $106.8 million of mortgages receivable in May 1999 and securitized another $65.2 million of mortgages receivable in December 1999, of which $143.0 million had previously been sold into the conduit facility in 1998 and 1999.

     Markets for our mortgages receivable include the asset-backed securitization market, the commercial paper market (utilized by the conduit facility) and the commercial bank and finance company markets. A decline in these markets or a decrease in our ability to access these markets could materially adversely affect our results of operations, cash flows and capital resources.

     The indentures for our $140 million 9 1/4% senior notes due 2006 and our $200 million 9 3/4% senior subordinated notes due 2007 contain covenants that, among other things, limit and/or condition our ability and the ability of our restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions with respect to our capital stock or that of our restricted subsidiaries, create certain liens, sell certain of our assets or assets of our restricted subsidiaries and enter into certain mergers and consolidations. In addition, certain of our other indebtedness that is not subordinated by its terms in right of payment to any indebtedness or other obligation of ours ("senior indebtedness"), contain other and more restrictive covenants that, among other things, restrict and/or condition the following: the making of investments, loans, and advances and the paying of dividends and other restricted payments; the incurrence of additional indebtedness; the granting of liens, other than certain permitted liens; mergers, consolidations and sales of all or a substantial part of our business or property; the sale of assets; and the making of capital expenditures.

     Certain of our senior indebtedness, including the senior credit facility, also require us to maintain certain financial ratios, including interest coverage, leverage and fixed charge ratios. There can be no assurance that these requirements will be met in the future. If they are not, the holders of the indebtedness under certain of our other senior indebtedness may be entitled to declare such indebtedness immediately due and payable.

We have made recent changes in our senior management team, and we can give no assurances that our senior management team will function effectively together.

     In January 2000, our board of directors appointed Richard Harrington as our chief executive officer to succeed L. Steven Miller, who resigned from those positions in January. In February 2000, our board of directors appointed J. Taylor Crandall as our interim chairman of the board, succeeding co-chairmen Andrew J. Gessow and Steven C. Kenninger, and appointed T. Lincoln Morison as our co-chief executive officer and president. Until May 1, 2000, Mr. Morison will share the chief executive officer position with Mr. Harrington. Thereafter, Mr. Harrington will serve as non-executive chairman of our European subsidiary, and Mr. Morison will serve as our sole chief executive officer. These new executive officers have not previously worked together to any significant extent. Our future performance depends significantly on their ability to work successfully with each other and with other members of our management team and board of directors. Further, the loss or interruption of the services of any of these executive officers could have a material adverse effect on our business, financial condition and results of operations.

In providing financing to purchasers of vacation interests, we face interest rate risks, significant risks of default and substantial costs in the event of defaults.

     We offer customer financing to the purchasers of vacation interests at our resort locations and off-site sales centers who make a down payment generally equal to at least 10% of the purchase price. This financing generally bears interest at fixed rates and is collateralized by the underlying vacation interests. We have entered into agreements with lenders for the financing and sale of customer receivables.

     We have historically derived income from our financing activities. At December 31, 1999, our mortgages receivable portfolio included approximately 29,000 promissory notes totaling approximately $264 million, a weighted average maturity of about eight years, and a weighted average interest rate of 14.3% per year. At year-end, borrowings against these receivables included $51 million of variable-rate debt. Because our loans to buyers of vacation interests bear interest at fixed rates, we bear the risk of increases in interest rates with respect to the variable-rate loans we have from our lenders. In addition, the promissory notes are pre-payable at any time without penalty; to the extent that market interest rates decrease, we face an increased risk that customers will pre-pay their loans and reduce our income from financing.

     We bear the risk of defaults by buyers who financed the purchase of their vacation interests through us. We do not, however, bear the risk of defaults with respect to outstanding principal balances on mortgages receivable that we have sold to third parties. Mortgages receivable in excess of 60 days past due at December 31, 1999 were 7.1% as a percentage of gross mortgages receivable. Our allowance for doubtful accounts, net of recoveries, was 7.6% as a percentage of gross mortgages receivable. If actual results vary significantly from our estimates, we may sustain significant losses.

     If a buyer of a vacation interest defaults on a mortgage receivable, we may foreclose and recover the underlying vacation interest. However, we will incur relatively substantial costs in foreclosing on the vacation interest, returning it to inventory and reselling it. In addition, although in many cases we may have recourse against vacation interest purchasers and sales agents for the purchase price paid and for commissions paid, respectively, we can give no assurance that the vacation interest purchase price or any commissions will be fully or partially recovered in the event of a buyer default under a mortgage receivable. We are subject to the costs and delays associated with the foreclosure process, and we can give no assurance that the value of the underlying vacation interests being foreclosed upon at the time of resale will exceed the purchase price of the defaulted loans, taking into consideration the costs of foreclosure and resale, or that the costs of any such foreclosures will not have a material adverse effect on our results of operations.

We can give no assurances that we can effectively integrate Club Sunterra with our existing operations

     We developed our Club Sunterra points-based vacation exchange system, which offers points-based exchanges throughout our worldwide network of resort locations. Although we have purchased and operated points-based vacation ownership systems through some of the companies that we have acquired, we have not previously developed a company-wide points-based vacation ownership system, and no assurance can be given as to our ability to efficiently develop or operate such a company-wide system. Risks associated with the operation of our Club Sunterra company-wide points-based vacation ownership system include the risks that:

     . the North American points-based vacation ownership systems cannot be efficiently combined or operated with our current vacation ownership operations; and

     . the North American points-based vacation ownership systems may be or become subject to extensive regulation by federal, state and local jurisdictions, possibly making such points-based vacation ownership systems uneconomical or unprofitable.

Seasonal and other factors outside our control may affect our operations and cause fluctuations in our quarterly operating results.

     We have historically experienced and expect to continue to experience seasonal fluctuations in our gross revenues and net income from the sale of vacation interests. This seasonality may cause significant variations in quarterly operating results. If sales of vacation interests are below seasonal normality during a particular period, our annual operating results could be materially adversely affected.

     Due to the foregoing and other factors, we believe that our quarterly and annual revenues, expenses and operating results could vary significantly in the future and that period-to-period comparisons should not be relied upon as indications of future performance. Because of the above factors, it is possible that our operating results will be below the expectations of securities market analysts and investors, which could have an adverse effect on the market value of our common stock. Numerous factors, including announcements of fluctuations in our or our competitors' operating results and market conditions for hospitality and vacation ownership industry securities in general, could have a significant impact on the future price of our common stock. In addition, the securities market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of such companies. These broad fluctuations may adversely affect the market price of our common stock.

Our strategy of growth through construction and acquisition of resorts entails numerous risks which could cause us to incur significant expenses.

     A principal component of our strategy has been to grow through development and construction of new resort locations and acquisition of existing resort locations. Risks associated with our development, construction, acquisition and expansion activities may include the risks that:

     .  acquisition and/or development opportunities may be abandoned;

     . construction costs of a resort may exceed original estimates, possibly making the resort uneconomical or unprofitable;

     . sales of vacation interests at a newly completed or acquired resort may not be sufficient to make the resort profitable;

     . financing may not be available on favorable terms for development, construction or acquisition of, or the continued sales of vacation interests at, a resort; and construction may not be completed on schedule, resulting in decreased revenues and increased interest expense.

     A failure by us to successfully complete our development, construction, redevelopment, conversion, acquisition and expansion activities may have a material adverse effect on our results of operations.

Any downturn in general economic or industry conditions could decrease the demand for vacation ownership units, impair our ability to collect our mortgages receivable and increase our costs.

     Any downturn in economic conditions or any price increases related to the travel and tourism industry, such as higher airfares or increased gasoline prices, could depress discretionary consumer spending and have a material adverse effect on our business. Any such economic conditions, including recession, may also adversely affect the future availability of attractive financing rates for us or our customers and may materially adversely affect our business. Furthermore, changes in general economic conditions may adversely affect our ability to collect our loans to vacation interest buyers. Because our operations are conducted solely within the vacation ownership industry, any adverse changes affecting the industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and vacation patterns, changes in governmental regulation of the industry, increases in construction costs or taxes, and negative publicity for the industry, could have a material adverse effect on our operations.

We face significant competition from many of the world's most established and recognized lodging, hospitality and entertainment companies as well as from buyers who later resell their vacation interests.

     We are subject to significant competition at each of our resorts from other entities engaged in the business of resort development, sales and operation, including vacation interest ownership, condominiums, hotels and motels. Many of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell vacation interests in resort properties. Other major companies that now operate or are developing or planning to develop vacation ownership resorts include Marriott, Disney, Hilton, Hyatt, Four Seasons, Inter-Continental, Carlson Companies, and Starwood. Many of these entities possess significantly greater financial, marketing, personnel and other resources than we do and may be able to grow at a more rapid rate or more profitably as a result. We also compete with other established vacation ownership companies.

     In addition, we compete with the buyers of our vacation intervals who subsequently decide to resell those vacation interests. While we believe, based on experience at our resorts, that the market for resale of vacation interests by buyers is presently limited, such resales are typically at prices substantially less than the original purchase price. The market price of vacation intervals that we sell at a given resort or by our competitors in the market in which each resort is located could be depressed by a substantial number of vacation interests offered for resale.

If we are unable to offer purchasers of vacation interests the opportunity to participate in effective exchange networks, our sales of vacation interests will suffer.

     The attractiveness of vacation interest ownership is enhanced significantly by the availability of exchange networks that allow vacation interest owners to exchange in a particular year the occupancy right in their vacation interest for an occupancy right in another participating network resort. According to the American Resort Development Association, the ability to exchange vacation interests was cited by buyers as a primary reason for purchasing a vacation interest. RCI and II provide broad-based vacation interest exchange services, and our resort locations are currently qualified for participation in either the RCI or II exchange networks. If these exchange networks cease to function effectively, or if our resorts are no longer included in these exchange networks, our sales of vacation interests could be materially adversely affected.

If our vacation interests are deemed to be securities under the federal securities laws, many purchasers would have the right to rescind their purchase and recover the purchase price paid.

     It is possible that the vacation interests may be deemed to be a security as defined in Section 2(1) of the Federal Securities Act of 1933. If the vacation interests were determined to be a security for such purpose, their sale would require registration under the Securities Act. We have not registered the sale of our vacation interests under the Securities Act and do not intend to do so in the future. If the sale of the vacation interests were found to have violated the registration provisions of the Securities Act, many purchasers of vacation interests would have the right to rescind their purchases of vacation interests. If a substantial number of purchasers sought rescission and were successful, our business could be materially adversely affected. We have been advised by our vacation ownership counsel, Schreeder, Wheeler & Flint, LLP, that in the opinion of such counsel, based on its review of our vacation interests programs and the sales practices utilized in such program, the vacation interests do not constitute a security within the meaning of Section 2(1) of the Securities Act.

An adverse judgment in class action lawsuits against us could materially impact our financial condition.

     We are involved in various litigation matters, including several class action lawsuits against us and certain directors, officers and former officers. The class action lawsuits allege violations of Federal securities laws and seek recovery of unspecified damages. A damage award in excess of any available insurance could have a material adverse effect on our business, financial condition and results of operations.

The marketing and sale of vacation interests is subject to extensive governmental regulation, and the costs of compliance, as well as the consequences of non-compliance, could be significant.

     Our marketing and sales of vacation interests and other operations are subject to extensive regulation by the federal government and the states and foreign jurisdictions in which our resorts are located and in which we market and sell vacation interests. We believe that we are in material compliance with all federal, state, local and foreign laws and regulations to which we are currently subject. However, we can give no assurance that the cost of qualifying under vacation ownership regulations in all jurisdictions in which we desire to conduct sales will not be significant or that we are in fact in compliance with all applicable federal, state, local and foreign laws and regulations. Any failure to comply with applicable laws or regulations could have a material adverse effect on us.

The potential liability for any failure to comply with environmental laws or for any currently unknown environmental problems could be significant.

     Under various environmental laws and regulations, the owner or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on or in, or emanating from, such property, as well as related costs of investigation and associated damages. We are not aware of any environmental liability that would have a material adverse effect on our business, assets or results of operations, nor have we been notified by any governmental authority or any third party, and we are not otherwise aware, of any material noncompliance by us or other claim against us relating to hazardous or toxic substances or petroleum products in connection with any of our present or former properties. We believe that we are in compliance in all material respects with all environmental laws and regulations. No assurance, however, can be given that we will remain in compliance with all environmental laws and regulations or that we are aware of all environmental liabilities that relate to all of our present and former properties.

Losses from hurricanes and earthquakes in excess of insured limits, as well as uninsured losses, could be significant.

     Some of our resorts are located in areas that are subject to hurricanes and tropical storms. We have suffered damages from hurricanes and tropical storms in the past and will continue to suffer damage from them in the future. Our resorts in California and Hawaii may be subject to damage resulting from earthquakes. We carry comprehensive general liability, fire, flood, windstorm and earthquake insurance with additional coverage for business interruption arising from insured perils for our resort locations and corporate offices.

     However, there are certain types of losses, such as losses arising from acts of war and civil unrest, that are not generally insured because they are either uninsurable or not economically insurable and for which we do not have insurance coverage. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our capital invested in a resort, as well as the anticipated future revenues from the resort, and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on us.

Our stock ownership is concentrated, which may make it difficult for stockholders to exert control over us or to replace our management.

     Our founders, Messrs., Andrew J. Gessow , Osamu Kaneko and Steven C. Kenninger, own 9.9%, 9.7% and 2%, respectively, of our common stock as of March 15, 2000, which may enable them, collectively, to exert substantial influence over the election of directors and the management and affairs of Sunterra Corporation. Accordingly, if these persons vote their shares of common stock in the same manner, they may have sufficient voting power to determine the outcome of various matters submitted to the stockholders for approval, including mergers, consolidations and the sale of substantially all of our assets. Such control may result in decisions that are not in the best interest of our other stockholders.

We are subject to laws and have adopted other provisions that have anti-takeover effects, which may discourage transactions that may be beneficial to stockholders and limit the price of our stock.

     Some of the provisions of our charter and bylaws, as well as Maryland corporate law, may have anti-takeover effects that may delay, defer or prevent a takeover attempt that a stockholder might consider to be in the stockholder's best interest.

For example, such provisions may deter tender offers for our common stock which offers may be beneficial to stockholders or deter purchases of large blocks of common stock, thereby limiting the opportunity for stockholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:

     Preferred Shares. The charter authorizes the board of directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued, including the right to vote and the right to convert into preferred stock. No preferred stock is issued or outstanding.

     Staggered Board. The board of directors has three classes of directors, each serving a staggered term so that the directors' terms currently will expire in 2000, 2001 and 2002. Directors for each class will be chosen for a three-year term upon the expiration of the term of the current class. The affirmative vote of two-thirds of the outstanding common stock is required to remove a director.

     Maryland Business Combination Statute. Under the Maryland General Corporation Law, specified "business combinations," including the issuance of equity securities, between a Maryland corporation and any person who owns, directly or indirectly, 10% or more of the voting power of the corporation's shares of capital stock, which we refer to as an "Interested Stockholder," must be approved by at least 80% of the voting shares. In addition, an Interested Stockholder may not engage in a business combination for five years following the date he or she became an Interested Stockholder.

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

     If voting rights are not approved at a meeting of stockholders, then, subject to certain conditions and limitations, the issuer may redeem any or all of the control shares, except those for which voting rights have previously been approved, for fair value. If voting rights for control shares are approved at a stockholders meeting and the acquirer becomes entitled to vote a majority of the shares of beneficial interest entitled to vote, all other stockholders may exercise appraisal rights.

Because we rely on computers and other electronic devices, problems related to the year 2000 date change could still disrupt or damage our business operations.

     Through March 15, 2000, we have had no significant problems related to Year 2000 issues associated with our products or the computer systems, software and other equipment that we use. However, unanticipated Year 2000 problems could still occur, and we cannot guarantee that the Year 2000 problem will not adversely affect our business, financial condition or results of operations.

Our international operations subject us to a number of risks.

     A material portion of our business comes from outside the United States. We believe that our continued growth and profitability will require expansion of our sales in international markets. If we cannot expand our international operations, it is likely to impact negatively our operating results.

In addition, even if we successfully expand our international operations, we cannot assure that we will be able to maintain or increase our international market presence.

     Risks inherent in our international business activities include, among others:

     .  the fluctuations in foreign currency exchange rates;

     .  difficulties in staffing international locations;

     . burdens of complying with a wide variety of foreign laws and regulations;

     .  management of an organization spread over various countries;

     .  unexpected changes in regulatory requirements; and

     .  overlap of different tax structures.

Any or all of these risks could materially and adversely affect our business, financial condition and results of operations.

     We are subject to risks from currency fluctuations as a result of the continued expansion of our international operations, and the fluctuations in the value of foreign currencies in which we conduct our business may cause us to experience currency transaction gains and losses. Because of the number of foreign currencies involved, our constantly changing currency exposure and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon our future operating results. These currency risks could materially and adversely affect our business, financial condition and results of operations.

Shares of our outstanding stock are currently eligible for future sale, and some holders of our securities have registration rights.

     Sales of a substantial number of shares of our common stock, or the prospect of these sales, could adversely affect the market price of our common stock. These sales or the prospect of these sales could also impair our ability to raise needed funds in the capital markets at a time and price favorable to us. As of March 15, 2000, we had a total of 35,982,193 shares of common stock outstanding, most of which are freely tradable without restriction under the Securities Act. The remaining outstanding shares will be eligible for sale in the public market at various times pursuant to Rule 144 of the Securities and Exchange Commission.

     We have options outstanding under our stock option plans for the purchase of common stock and have reserved additional shares of common stock that we may issue upon the exercise of options granted in the future under these plans. (See
Note 14 in our consolidated financial statements). We have also reserved 750,000 shares of common stock that we may issue under our employee stock purchase plan. We have in effect a registration statement under the Securities Act covering our issuance of shares upon the exercise of these outstanding options and our issuance of shares under our employee stock purchase plan. All of these shares will be freely tradable in the public market, except for shares held by our directors, officers and principal stockholders, which will be eligible for public sale at various times pursuant to Rule 144 of the SEC. Additionally, as of March 15, 2000, we had 500,000 warrants outstanding to a lender for the purchase of shares of common stock at an exercise price of $3 per share.

     We also have outstanding $138 million of 5 3/4% convertible subordinated notes due 2007 which were issued in 1997. The convertible notes may be exchanged by the holders into freely tradable shares of our common stock based upon a conversion price of $30.417 per share, which, assuming full conversion, would result in the issuance of an additional 4,536,937 shares.


ITEM 2.  PROPERTIES

     As of March 15, 2000, we had 41 resort locations in North America, 30 in Europe, three in the Caribbean, twelve in Hawaii, and four in Japan. The following table shows, as of March 15, 2000, the number of resort locations that we have in each state and country in which we operate*:


State             Number of Locations     Country/Region      Number of Locations
----------------  -------------------  ---------------------  -------------------
Arizona                    6           Austria                           1
California                 8           Balearic Islands                  3
Colorado                   1           Canada                            1
Florida                    6           Canary Islands                    8
Hawaii (a)                12           England                           6
Idaho                      1           France                            4
Missouri                   1           Germany (c)                       1
Nevada (a)                 2           Italy                             1
New Mexico                 1           Japan (b)                         4
North Carolina             1           Mexico                            2
Oregon                     2           Netherlands Antilles              2
South Carolina             1           Portugal                          1
Tennessee                  4           Scotland                          1
Texas                      1           Spain                             4
Virginia                   2           U.S. Virgin Islands               1
Washington                 1                                            --
                          --
Total                     50                                            40
                          ==                                            ==

(a)  We own three of these resorts in partnership with third parties.
(b)  We lease one of the four resorts in Japan.
(c) New resort locations since December 31, 1999, include one resort in Germany.

     As of December 31, 1999, we had the following number of completed units, units under construction, potential unit expansion and total potential units:



                          Number of       Completed Units (a)                                                  Total
                          Operating   ----------------------------      Units Under       Potential Unit     Potential
                           Resorts      Sold    Unsold     Total     Construction (b)      Expansion (c)       Units
                         -----------  --------  ------    --------   ----------------     --------------     ---------
Sunterra Resorts              27         2,329     475       2,804                276              2,051         5,131
Sunterra Europe -
    GVC                       26         1,654     312       1,966                226                110         2,302
Sunterra Pacific - VTS
    program                   22           762      10         772                ---                ---           772
Sunterra Japan - SJVC          4            13      37          50                ---                  8            58
Embassy Vacation
    Resorts                    2           189     139         328                 30                230           588
Other                          6            40      31          71                ---                ---            71
Joint Ventures                 2           124     252         376                ---                ---           376
                              --         -----   -----       -----                ---              -----         -----
    Total                     89         5,111   1,256       6,367                532              2,399         9,298
                              ==         =====   =====       =====                ===              =====         =====

(a) Completed units represent only those units that have received their certificate of occupancy as of December 31, 1999.

(b) The Company estimates that it will incur approximately $38 million in 2000 to complete the units under construction at December 31, 1999.

(c) Potential unit expansion includes, as of December 31, 1999, units planned to be developed on land then owned by us or under option to be acquired and which were not then under construction. We estimate that we would incur approximately $500 million to develop all of the potential unit expansion. However, except for the projects currently under construction, we have not committed to develop any other of the potential unit expansion.

     All of the units in our resorts are fully-furnished and include telephones, televisions, VCRs and stereos, and all but the studio units feature full kitchens. Most of the units contain a washer, dryer, and microwave. Many units also include a private deck.

     Our headquarters and principal administrative, marketing, legal, construction, accounting, finance and support facilities are located in Orlando, Florida, where we own a building containing approximately 25,000 square feet of space. We also lease office space in 7 other locations including Orlando, Las Vegas and Carlsbad, California containing a total of approximately 112,872 square feet of space.


ITEM 3.   LEGAL PROCEEDINGS

     Purported class actions were filed against us in the United States District Court for the Middle District of Florida by Atara Hirth on January 21, 2000; by Ziv Gani on January 25, 2000; by Ellis Cox on January 26, 2000; by Steven R. Mathis on January 26, 2000; by Simon J. Wachsberg on January 26, 2000; by Carlton J. Sherman, Jr. and Winning Options III Club on January 27, 2000; by Sheldon Silver on February 1, 2000; by Thomas B. Bates on February 1, 2000; and Guahong Xu on February 8, 2000; by Clifton Wynn Eldred on February 15, 2000; by Chris Campbell on March 2, 2000; by Jeff Horowitz on March 6, 2000; by Vincent Batista on March 8, 2000; by Bulldog Capital Management, L.P. on March 8, 2000; and by William Behl on March 10, 2000. These actions name us and a number of our executive officers and directors as defendants and claim to be on behalf of persons who purchased our common stock from October 4, 1998 through January 19, 2000, or from October 6, 1998 through January 19, 2000. The actions assert claims under federal securities laws, alleging that the defendants inflated the price of our common stock by making false and misleading statements and/or omissions about our operating condition and our reserves for mortgages receivable. The actions further allege that some of our officers and directors sold our common stock at these inflated prices. The plaintiffs in these actions seek monetary damages, interest, costs, and expenses. The litigation is still in the preliminary stage. Neither a lead plaintiff nor lead counsel has been appointed. We and the other defendants are not required to respond at this time. We are defending these actions vigorously.

     We are also currently subject to additional litigation and claims respecting employment, tort, contract, construction and commissions, among others. In our judgment, none of these additional lawsuits or claims against us is likely to have a material adverse effect on us or our business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Our common stock is listed on the New York Stock Exchange under the symbol "OWN." The following table sets forth the high and low sale prices for the common stock for each quarter during the fiscal years ended December 31, 1999 and December 31, 1998, as reported on the NYSE Composite Tape:

                                                                                 High            Low
                                                                             -------------  -------------
Year Ended December 31, 1999
Fourth Quarter.............................................................         $13.50         $ 9.56
Third Quarter..............................................................          15.75          10.75
Second Quarter.............................................................          15.25           8.19
First Quarter..............................................................          16.06           9.13

Year Ended December 31, 1998
Fourth Quarter.............................................................          15.25           4.06
Third Quarter..............................................................          15.81           6.50
Second Quarter.............................................................          19.81          13.75
First Quarter..............................................................          25.75          19.06

     On March 15, 2000, there were approximately 205 holders of record of our common stock and we estimate that there were approximately 4,400 beneficial owners of our common stock.

     We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings to finance our operations and fund the growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect of the payment of dividends and other factors that the board of directors deems relevant. Our ability to pay dividends is restricted. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth summarized consolidated financial data of Sunterra Corporation for each of the five fiscal years ended December 31, 1999. The financial data presented below gives effect to our acquisitions of AVCOM International, Inc. in February 1997, Plantation Resorts Group, Inc. in May 1997 and LSI Group Holdings, plc in August 1997 by combining the historical information of AVCOM, Plantation Resorts, LSI and Sunterra Corporation and restating our historical financial data using the pooling-of-interests method of accounting. You should read the following financial data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes contained elsewhere in this report.

                                                                              Year Ended December 31,
                                                    -----------------------------------------------------------------------
                                                         1999           1998           1997          1996          1995
                                                    --------------  -------------  ------------  ------------  ------------
                                                                               (Dollars in Thousands)
INCOME STATEMENT DATA:
Revenues
 Vacation interests sales.........................     $  423,733      $  359,426      $281,063     $182,300       $139,426
 Interest income(a)...............................         41,117          52,529        42,856       25,415         20,339
 Gain on sales of mortgages receivable............          5,441           6,698            --           --             --
 Other income.....................................         36,677          31,301        13,774       12,132          8,553
                                                       ----------      ----------      --------     --------       --------
      Total revenues..............................        506,968         449,954       337,693      219,847        168,318
                                                       ----------      ----------      --------     --------       --------

Costs and Operating Expenses:
 Vacation interests cost of sales.................        106,996          85,649        71,437       48,218         39,810
 Advertising, sales and marketing.................        202,101         163,828       126,739       89,040         62,258
 Provision for doubtful accounts(a) (c)...........         52,290          12,616         8,579        8,311          3,666
 Loan portfolio expenses..........................          6,652           3,680         5,522        4,523          2,034
 General and administrative(c)....................         69,851          50,699        42,254       37,436         19,263
 Depreciation and amortization(c).................         15,752          10,556         6,499        5,027          2,514
 Resort property write-downs(a) (c)...............         17,967             ---           ---        2,620            ---
 Merger costs, organizational costs
     and other asset write-downs(b)...............            ---           5,056         9,973          ---             --
                                                       ----------      ----------      --------     --------       --------
     Total costs and operating expenses...........        471,609         332,084       271,003      195,175        129,545
                                                       ----------      ----------      --------     --------       --------
 Income from operations...........................         35,359         117,870        66,690       24,672         38,773
Interest expense, net(a)..........................         48,495          44,399        22,426       17,245         11,805
Other expenses(a).................................         11,705              --            --           --             --
Realized loss on available for-sale securities(a)           5,491              --            --           --             --
Equity(income)loss on investment in joint ventures         (2,441)            708           639          299          1,649
Minority interest in (income) loss of consolidated
  limited partnership.............................           (237)             18           181          199             --
                                                       ----------      ----------      --------     --------       --------
 (Loss) income before (benefit) provision
   for income taxes, extraordinary items
   and cumulative effect of change in
   accounting principle...........................        (27,654)         72,745        43,444        6,929         25,319
                                                       ----------      ----------      --------     --------       --------


 (Benefit) provision for income taxes from
  continuing operations...........................        (10,232)         28,371        17,196       (4,105)         4,020
Provision for deferred income taxes
  resulting from the cumulative effect of
  previously non-taxable acquired entities........             --              --         5,960           --             --
                                                       ----------      ----------      --------     --------       --------
      Total (benefit) provision for income taxes          (10,232)         28,371        23,156       (4,105)         4,020
                                                       ----------      ----------      --------     --------       --------

(Loss) income before extraordinary item and
  cumulative effect of change in
  accounting principle............................        (17,422)         44,374        20,288       11,034         21,299

Extraordinary items, net of tax...................             --             129           766           --             --
Cumulative effect of change in
  accounting principle, net of taxes..............             --           1,466            --           --             --
                                                       ----------      ----------      --------     --------       --------
 Net (loss) income................................     $(  17,422)     $   42,779      $ 19,522     $ 11,034       $ 21,299
                                                       ==========      ==========      ========     ========       ========

Diluted (loss) earnings per share.................         $(0.48)          $1.16         $0.54        $0.40          $0.89

Pro forma net income(d)...........................                                                  $  4,380       $ 15,310
OTHER DATA (UNAUDITED FOR ALL
  PERIODS):
 Number of resort locations at
   period end.....................................             89              87            70           31             20
BALANCE SHEET DATA (AT END OF
 PERIOD):
 Cash and cash equivalents, including
   escrow and restricted cash.....................     $   54,573      $   54,201      $ 47,972     $ 22,469       $ 22,779
 Mortgages receivable, net........................        244,018         335,982       331,735      215,518        147,405
 Total assets.....................................      1,058,410       1,021,132       761,145      445,884        295,771
 Total debt.......................................        681,960         627,089       435,208      236,122        177,032
 Stockholders' equity.............................        230,788         251,713       207,910      126,425         75,448

-----------------
(a) Non-cash special charges for the year ended December 31, 1999 included charges incurred directly and indirectly involving our mortgages receivable resulting in: (i) an increase in the provision for doubtful accounts from the write-off of $44.3 million in mortgages receivable net of estimated recoveries, (ii) a $9.6 million write-off of related accrued interest income, (iii) a $0.8 million write-off of deferred loan origination costs,
     (iv) $10.0 million in other expenses from the write-off of homeowners' association receivables and a receivable from a tour operator, and (v) a $5.5 million realized loss on available for sale securities. In addition, there was a non-recurring $16.7 million resort property write-down of certain non-core properties to net realizable value.

(b) Non-recurring costs for the year ended December 31, 1998 include $5.1 million relating to the consolidation of certain administrative functions from Los Angeles, California to Orlando, Florida and the write-down of certain assets. Non-recurring costs for the year ended December 31, 1997 are merger costs relating to the AVCOM, Plantation Resorts and LSI acquisitions. Merger-related costs include expenses related to fees paid to financial advisors, legal fees, and other transaction expenses in connection with the AVCOM, Plantation Resorts and LSI acquisitions.

(c) Non-recurring costs for the year ended December 31, 1996 include costs incurred at AVCOM for (i) an increase in provision for doubtful accounts of $2.0 million, (ii) $9.1 million in severance costs, lease cancellations, litigation reserves and other integration costs and a reserve for losses associated with certain property management and related contracts, (iii) a $2.6 million write-down of certain property to estimated fair market value, and (iv) a $0.7 million charge relating to amortization of start-up costs over a period of one year.

(d) Reflects the effect on the historical statement of operations data, assuming the combined company had been treated as a C corporation rather than as individual limited partnerships and limited liability companies for federal income tax purposes.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and our financial statements and related notes and the other financial data included elsewhere in this report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Item 1. Business-Factors Affecting Future Performance."

Results of Operations

     The following discussion of our results of operations includes our corporate and partnership predecessors and wholly-owned subsidiaries and affiliates including AVCOM, Plantation Resorts, LSI and their subsidiaries. We completed the AVCOM (10 resort locations), Plantation Resorts (two resort locations) and LSI (11 resort locations) acquisitions in February, May and August 1997, respectively, and accounted for them using pooling-of-interests accounting treatment for business combinations. Under such accounting treatment, the results of operations are restated to include the operations of each acquired entity for the year ended December 31, 1997. The following discussion also includes the results of operations for Marc Hotels & Resorts, Inc., Sunterra Pacific, Inc. (formerly known as Vacation International, Ltd.), the Global Development, Ltd., MMG Holding Corporation and Harich Tahoe Developments. The Marc, Sunterra Pacific, Global, MMG and Harich acquisitions were each accounted for using the purchase method of accounting for the business combinations. The Marc (22 managed resort locations), Sunterra Pacific (21 resort locations) and Global (13 resort locations) acquisitions were consummated in October, November and December 1997, respectively, for a combined purchase price of $68.9 million in assets and assumption of $31.6 million in liabilities. The MMG (6 resort locations) and Harich (one resort location) acquisitions were consummated in February and July 1998, respectively, for a combined purchase price of $143.9 million in assets and assumption of $44.5 million in liabilities.

     In the fourth quarter of 1999, we recorded a $43 million after-tax charge related to our mortgages receivable. This charge is the result of an in-depth review of our balance sheet, which we initiated at year-end. The $43 million after-tax charge consisted of:

     . $27 million related to the write-off of receivables that were either 180 days or more past due or were 60 days or more delinquent after paying only the initial down payment;
     .  $6 million related to accrued interest on those mortgages receivable;
     .  $4 million related to homeowners' association receivables;
     . $4 million related to an adjustment in the retained interest in mortgages receivable that we previously sold; and

     . $2 million related to the write-down of a receivable from a marketing company that is no longer supplying tours to us.

        Also, during the fourth quarter of 1999, we recorded:

     . a $10 million after-tax charge related to a re-evaluation of non-core properties that we will market to prospective buyers as hotels rather than timeshare projects as we originally developed them; and

     . a $2 million after-tax charge related to capitalized debt costs and to costs associated with acquisitions that we have now terminated.

     The following table sets forth certain operating information:

                                                                              Year Ended December 31,
                                                                        -------------------------------------
                                                                           1999         1998         1997
                                                                        -----------  -----------  -----------
AS A PERCENTAGE OF TOTAL REVENUES:
----------------------------------
Vacation interests sales..............................................        83.6%        79.8%        83.2%
Interest income.......................................................         8.1%        11.7%        12.7%
Gain on sales of mortgages receivable.................................         1.1%         1.5%          --
Other income..........................................................         7.2%         7.0%         4.1%
                                                                             -----        -----        -----
        Total revenues................................................       100.0%       100.0%       100.0%

AS A PERCENTAGE OF VACATION INTERESTS SALES:
--------------------------------------------
Vacation interests cost of sales......................................        25.3%        23.8%        25.4%
Advertising, sales and marketing......................................        47.7%        45.6%        45.1%

AS A PERCENTAGE OF TOTAL REVENUES:
----------------------------------
Provision for doubtful accounts.......................................        10.3%         2.8%         2.5%
General and administrative............................................        13.8%        11.3%        12.5%
Resort property write-down............................................         3.5%         ---%         ---%
Merger costs, organizational charges and write-down of certain assets.         ---%         1.1%         3.0%

Comparison of 1999 to 1998

     Total revenues for the year ended December 31, 1999 were $507.0 million compared with $450.0 million in 1998, an increase of $57.0 million, or 12.7%. Vacation interests sales increased 17.9% to $423.7 million from $359.4 million. The increase in vacation interests sales reflects an increased number of purchases of vacation interests at our resorts. However, as a result of Hurricanes Floyd and Lenny, the impact of Year 2000 travel concerns, and fewer than expected acquisitions, 1999 vacation interests sales were lower than expected.

     Included in vacation interests sales in 1999 are approximately $138.3 million of vacation point sales from Club Sunterra, our new points-based vacation ownership system that was implemented at certain North American resorts and off-site sales locations beginning the fourth quarter of 1998. Vacation point sales from Club Sunterra were $6.4 million in 1998.

     Interest income, which includes accretion related to retained interests in mortgages receivable, decreased 21.7% to $41.1 million during 1999 from $52.5 million during 1998. The decrease is due to the write-off of $9.6 million in accrued interest, which is related to the write-off of mortgages receivable during the fourth quarter. The average mortgage receivable note carries a 14.3% interest rate and is fully amortized over a weighted average period of nine years.

     During 1999, we recorded a $5.4 million pre-tax gain on non-recourse sales of $186.0 million mortgages receivable comprised of: (i) $136.6 million of mortgages receivable which were sold into our mortgages receivable conduit facility, the majority of which were subsequently part of securitizations; (ii) $16.2 million of mortgages receivable which were part of the sale through securitization of $100 million principal amount of vacation ownership receivables-backed notes 1999-A (the "1999-A securitization); and (iii) $12.8 million of mortgages receivable which were part of the sale through a securitization of $58.7 million principal amount of vacation ownership receivables-backed notes 1999-B (the "1999-B securitization"); and (iv) $20.4 million of mortgages receivable which were sold to a finance company. These sales were part of our program of monetizing mortgages receivable through the use of off-balance sheet conduits, securitizations and other vehicles. We recorded a $6.7 million pre-tax gain on the sale of $180.9 million mortgages receivable during 1998.

     Other income (which includes resort management and rental fees, membership fees, as well as loan commission revenues) increased 17.3% during 1999 to $36.7 million from $31.3 million during 1998. This increase reflected higher rental income, primarily as a result of a larger base of managed resorts, and an increase in the receipt of membership revenues generated from Club Sunterra. Other income was 7.2% of total revenues for 1999 compared with 7.0% in 1998.

     As a percentage of vacation interests sales, vacation interests cost of sales increased to 25.3% during 1999 from 23.8% during 1998 primarily reflecting an increased mix of higher cost product at some of our new and existing resorts. Vacation interests cost of sales were higher at certain of our existing resorts due to higher construction costs associated with the development of new product. Vacation interests cost of sales increased 25.0% to $107.0 million during 1999 from $85.6 million during 1998.

     As a percentage of vacation interests sales, advertising, sales and marketing expenses increased to 47.7% during 1999 from 45.6% during 1998 due to marketing initiatives to support the transition to Club Sunterra and lower sales in the fourth quarter, partially reflecting the effect of Hurricane Lenny and Year 2000 travel concerns. Advertising, sales and marketing expenses increased 23.4% to $202.1 million during 1999 from $163.8 million during 1998.

     The provision for doubtful accounts increased $39.7 million to $52.3 million during 1999 from $12.6 million during 1998. The increase in the provision is primarily the result of the $44.3 million write-off of mortgages receivable, net of estimated recoveries, during the fourth quarter. This write off in part reflects the adoption in the fourth quarter of a change in methodology under which we write-off mortgages receivable that are 180 days or more delinquent. In the fourth quarter, we also wrote off all mortgages receivable that were in default after making only the initial down payment.

     The allowance for doubtful accounts as a percentage of gross mortgages receivable increased to 7.6% at December 31, 1999, up from 6.4% at December 31, 1998 as a result of the change in our methodology in estimating the allowance for mortgages receivable at year end. Mortgages receivable 60 days or more past due at December 31, 1999 were 7.1% as a percentage of gross mortgages receivable, a decrease from 7.4% at December 31, 1998. Net of recoveries, these same percentages decreased to 4.8% and 5.0% respectively.

     As a percentage of total revenues, general and administrative expenses increased to 13.8% during 1999 from 11.3% during 1998. General and administrative expenses increased 37.9% to $69.9 million during 1999 from $50.7 million during 1998. The increase in general and administrative expenses was due primarily to the larger scale of operations, investments made in our infrastructure relating to the transition to Club Sunterra, additions of middle and senior management, and Year 2000 expenses.

     Depreciation and amortization increased $5.2 million, or 49.1%, to $15.8 million during 1999 from $10.6 million in 1998. As a percentage of revenues, depreciation and amortization increased to 3.1% during 1999 from 2.3% for 1998. The increase in depreciation and amortization was primarily due to additional depreciation expense, reflecting a larger base of depreciable assets from the prior year period, including computer hardware and software costs and other infrastructure additions.

     Resort property write-downs of $18 million during 1999 were the result of the $16.7 million write down of certain non-core properties to net realizable value and a $1.3 million write-off of costs associated with acquisitions that have been terminated.

     Interest expense, net of capitalized interest, increased $4.1 million, or 9.2%, to $48.5 million during 1999 from $44.4 million during 1998. The increase was due primarily to an increase in debt.

     Other expenses of $11.7 million during 1999 were the result of a write-off of other receivables ($7.2 million due from homeowner associations where we manage the property and $2.8 million due from a marketing company that is no longer supplying us tours) and a $1.7 million write off of capitalized debt costs associated with credit facilities that have been or are in the process of being terminated.

     Realized loss on available-for-sale securities of $5.5 million during 1999 resulted from a mark-to-market adjustment in the retained interest in mortgages receivable that were previously sold.

     Our income tax rate was 37% for 1999, resulting in a net loss of $17.4 million. For 1998, our income tax rate was 39%, resulting in net income of $42.8 million.

Comparison of 1998 to 1997

     Total revenues for the year ended 1998 were $450.0 million compared with $337.7 million in 1997, an increase of $112.3 million, or 33.3%. Vacation interests sales increased 27.9% to $359.4 million from $281.1 million. The increase in vacation interests sales reflects increased prices for both vacation points and vacation intervals at our resorts, increased sales activities at some of our resorts, the recording of vacation points sales resulting from the Sunterra Pacific and Global acquisitions, both of which were consummated in the fourth quarter of 1997, and the recording of vacation interval sales resulting from the MMG acquisition which was consummated in February 1998. Included in vacation interests sales in 1998 are approximately $6.4 million of vacation point sales from Club Sunterra, which we implemented at some resorts and off-site sales locations during the fourth quarter of 1998.

     Interest income increased 22.4% to $52.5 million during 1998 from $42.9 million during 1997, reflecting the increase in net mortgages receivable of $83.2 million, or 25.1%, prior to the December 1998 sale of approximately $79.0 million into our conduit facility.

     During 1998, we recorded gains from the sale of mortgages receivable of $6.7 million as the result of four transactions. During the third quarter of 1998, we closed three receivable sales consisting of $69.1 million, $21.5 million, and $11.3 million face value of mortgages receivable. In connection with the Harich acquisition in July 1998, we sold $69.1 million of mortgages receivable at 96% of par, while retaining a majority interest in the excess interest spread. Additionally, in the third quarter of 1998, we sold $21.5 million of mortgages receivable at face value and retained a majority interest in the excess spread. During the third quarter, we sold $11.3 million of mortgages receivable at face value for 105% of par. During the fourth quarter of 1998, we entered into the conduit facility and recorded a $5.6 million pre-tax gain on a sale of $79.0 million of mortgages receivable. We did not sell mortgages receivable during 1997.

     Other income increased 126.8% to $31.3 million during 1998 from $13.8 million during 1997, reflecting an increase in recurring resort management fee revenues paid by our growing member base. Other income also includes rental income, commissions paid for the origination of European mortgages receivable for a U.K.-based financial institution, and interest income from short-term investments. As a percentage of total revenues, other income increased to 7.0% during 1998, up from 4.1% during 1997.

     As a percentage of vacation interests sales, vacation interests cost of sales improved to 23.8% during 1998 from 25.4% during 1997. This improvement was largely the result of favorable product cost reductions at some of our more mature resorts, along with a greater percentage of revenues coming from the comparatively lower product cost of our European operations. Vacation interests cost of sales increased 19.9% to $85.6 million during 1998 from $71.4 million during 1997.

     As a percentage of vacation interests sales, advertising, sales and marketing expenses increased slightly to 45.6% from 45.1%, due to higher marketing expenses incurred to ramp up sales at Sunterra Pacific, which was acquired during the fourth quarter of 1997. In addition, we were building infrastructure in off-site sales centers in the U.S. and Europe, the costs of which were expensed during 1998, as well as other marketing initiatives to support the transition to Club Sunterra. Advertising, sales and marketing expenses increased 29.2% to $163.8 million during 1998 from $126.7 million during 1997.

     The provision for doubtful accounts increased $4.0 million to $12.6 million during 1998 from $8.6 million during 1997. As a percentage of total revenues, the provision for doubtful accounts was 2.8% during 1998 compared to 2.5% during 1997.

     Loan portfolio expenses decreased to $3.7 million in 1998 from $5.5 million in 1997, due largely to the cost savings associated with centralizing the servicing efforts of Plantation Resorts and AVCOM.

     As a percentage of total revenues, general and administrative expenses improved to 11.3% during 1998 from 12.5% in 1997, reflecting the continued elimination of duplicative overhead costs in consolidating acquisitions and greater efficiencies resulting from our larger size. General and administrative expenses increased 19.9% to $50.7 million during 1998 from $42.3 million during 1997. The increase in general and administrative expenses was due primarily to the acquisition of additional resorts and the development of Club Sunterra in 1998.

     Depreciation and amortization increased $4.7 million, or 72.3%, to $11.2 million during 1998 from $6.5 million in 1997. As a percentage of total revenues, depreciation and amortization increased to 2.5% during 1998 from 1.9% for 1997. The increase in depreciation and amortization was driven by the amortization of goodwill associated with the Marc, Sunterra Pacific, Global and MMG acquisitions, as well as additional depreciation expense reflecting a larger base of depreciable assets from the prior period, including hardware and software costs related to the development of Club Sunterra and other infrastructure additions.

     Interest expense, net of capitalized interest, increased $21.4 million, or 95.5%, to $43.8 million during 1998 from $22.4 million during 1997. The increase was due primarily to increases in debt from public securities offerings and borrowings under our senior credit facility, and from our privately placed on-balance sheet asset-backed securitization issued in June 1998.

     Income before provision for income taxes, excluding merger, organization, and asset writedown costs, increased 45.7% to $77.8 million during1998 from $53.4 million for 1997.

     During the fourth quarter of 1998, we recorded a $1.5 million cumulative effect of change in accounting principle, net of taxes, as the result of the early adoption of the AICPA's Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities." The SOP required us to expense all previously capitalized start-up costs as of January 1, 1998 and requires us to expense all such expenses as incurred after January 1, 1998.

     Our income tax rate was 39% for both 1998 and 1997, resulting in net income of $42.8 million for 1998, a 119.5% increase over $19.5 million for the year ended December 31, 1997.


Liquidity and Capital Resources

     We generate cash from:

     .  cash sales and cash down payments from sales of vacation interests,

     . sales of our mortgages receivable through our conduit facility, asset-backed securitizations and whole loan sales,

     . financing of our mortgages receivable through our senior credit facility and other lines of credit,

     . financing of pre-sale contracts and mortgages receivable through our pre-sale/unseasoned line,

     .  financing of unsold inventory through our inventory line,

     . principal and interest payments and customer prepayments of principal from our mortgages receivable portfolio,

     .  rental of unsold vacation interests,

     .  receipt of management, reservations and points-based vacation club fees,

     . commissions paid for the origination of European mortgages receivable, where we are paid a commission of 14% of the face value of certain mortgages originated for a third party U.K. financial institution.

     For 1999 and 1998, our cash flows provided from operations were $16.9 million and $4.1 million, respectively. Excluding investment in real estate and development costs of $154.6 million and $183.1 million for 1999 and 1998, respectively, cash provided by operations was $171.5 million and $187.2 million, in those respective years. Approximately 84% of our total revenues during 1999 were from vacation interests sales; we financed approximately 65% of our vacation interests sales, with the 35% balance being cash sales.

     During 1999, we spent $53.7 million for property and equipment, primarily for the development of computer systems for property and Club Sunterra management, and $154.6 million for expansion and development activities at our resort locations.

     To finance our vacation interests sales, we monetize the related mortgages receivables through the use of an off-balance sheet conduit, securitizations, on-balance sheet hypothecations, whole mortgages receivable sales, and other vehicles. In Europe we originate the mortgages receivables for a third party institution and receive an origination fee in exchange.

     During 1999, we continued our program of non-recourse sales of mortgages receivable. We sold $136.6 million of mortgages receivable through the conduit facility in 1999. These sales were without recourse to us for defaults experienced by the mortgages receivable portfolios. We also sold an additional $20.4 million of mortgages receivable for $19.5 million in cash in seven separate transactions. These were sold at 95% of par value with a 50% participation in the remaining interest spread.

     In May 1999, we completed the securitization of $100 million principal amount of our 1999-A securitization. These fixed rate notes were issued at 94% of the $106.8 million outstanding mortgages receivable principal balances, bear interest at a weighted average rate of 6.66%, and are without recourse to us. Included in the 1999-A securitization were $90.6 million mortgages receivable which had been previously sold into our off-balance sheet conduit facility during the fourth quarter of 1998 and the first quarter of 1999. The securitization generated approximately $97 million in cash (after funding a reserve account and paying transaction expenses), which we used to repay amounts outstanding on the conduit facility and our senior credit facility.

     In December 1999, we completed the securitization of $58.7 million principal amount of our 1999-B securitization. These fixed rate notes were issued at 90% of the $65.2 million outstanding mortgages receivable principal balances, bear interest at a weighted average rate of 7.87%, and are without recourse. Included in the 1999-B securitization were $52.4 million mortgages receivable which had been previously sold into our off-balance sheet conduit facility during 1999. The securitization generated approximately $55 million in cash (after funding a reserve account and paying transaction expenses). The net proceeds were used to repay amounts outstanding on the conduit facility and our senior credit facility.

     In May 1999, we put in place a $14.0 million mortgages receivable bulk purchase line of credit and a $15.0 million forward purchase commitment for the sale of mortgages receivable. In September 1999, we entered into a $50 million inventory line of credit to finance certain of our unsold vacation interests inventory. Additionally, in September 1999, we entered into a $15 million pre-sale/unseasoned line to finance pre-sale notes and certain mortgages receivable.

     In December 1999, we established a $125 million receivables warehouse facility which was not funded at the time and has remained unused. We are still negotiating the use of this facility but have not considered it in determining our credit availability.

     Coinciding with the new receivables warehouse facility, we both expanded the eligibility criteria in our senior credit facility to accept a wider range of less seasoned mortgages receivable into the senior credit facility and also reduced its size to $60 million from $117.5 million.

     In the first quarter of 2000, funding availability under all these facilities and lines was curtailed based on anticipated covenant violations that would be reported for the1999 fourth quarter. As a result, the full use of these facilities was temporarily withheld, and access to liquidity under these facilities was granted on an individual request basis pending the completion of waivers and amendments to the related agreements. Waivers and amendments are now in place that allow our compliance with the covenants and terms of the agreements. Access to the availability under these facilities was also reestablished, although on a limited basis as compared to the original terms of the facilities.

     On February 9, 2000, we agreed to limit the maximum aggregate amount available under the conduit facility to $64.1 million. In addition, the interest rate of the facility was changed to the prime rate of the agent. On December 31, 1999, $51.3 million was outstanding under the conduit facility; $12.8 million of availability under the conduit facility was used in February 2000.

     On March 9, 2000 we amended our senior credit facility. The amendment waived certain covenants and representations and warranties in the senior credit facility agreement that we could not satisfy as of December 31, 1999. As of March 30, 2000, we had entered into amendments to this facility limiting outstanding borrowings to $35.4 million, requiring quarterly reductions to the commitment during 2000, revising the maturity date to January 2, 2001 and setting the borrowing rate at the reference rate plus 2.00%. The reference rate is the higher of the Federal Funds Rate plus 0.50% or the agent's prime rate. On December 31, 1999, $23.2 million was outstanding under the senior credit facility; the $12.2 million of availability under the new maximum borrowing limitation was used in the first quarter of 2000.

     On March 14, 2000, availability under our inventory line was increased by $25.0 million to $75 million and the interest rate was raised 0.75% to LIBOR plus 4.50%. Additionally, on March 14, 2000, we issued 500,000 warrants to the lender for the purchase of shares of common stock at an exercise price of $3 per share. As of March 16, 2000, $15.6 million remained available under the inventory line.

     On March 20, 2000, a waiver was granted of certain covenants and representations and warranties pertaining to our pre-sale line that we could not satisfy as of December 31, 1999. As of March 30, 2000, we had entered into amendments to this line limiting outstanding borrowings to $9.6 million, requiring quarterly reductions to the commitment during 2000, revising the maturity date to January 3, 2001 and setting the borrowing rate at the reference rate plus 3.25%. The reference rate is defined as the lender's variable rate index. On December 31, 1999, $9.0 million was outstanding under the facility; the remaining availability of $0.6 million has not been borrowed.

     After December 31, 1999, further advances on the bulk purchase line and forward purchase commitment for mortgages receivable will be made at the discretion of the provider. On December 31, 1999, a new $125 million receivables warehouse facility was established but not funded at the time and has remained unused. We are still negotiating the use of this facility, but have not considered it in determining our availability. Effective January 20, 2000, we cancelled a $5.0 million unsecured bank line of credit as its terms did not permit access to the line upon the occurrence of a violation in any other agreement.

     We are involved in continuing discussions with our lenders with respect to funding our current operations through our senior credit facility, conduit facility, inventory line and pre-sale line. In addition to discussions regarding our existing facilities, we are currently negotiating additional revolving mortgages receivable warehouse facilities and mortgages receivable non-recourse sales facilities.

     However, we cannot guarantee that these negotiations will be successfully concluded nor can we guarantee that we will not experience liquidity problems in the future.

     The indentures for our 9 1/4% senior notes and 9 3/4%senior subordinated notes contain certain covenants that, among other things, limit and/or condition our ability and the ability of our restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions with respect to our capital stock and the capital stock of our restricted subsidiaries, create certain liens, sell certain assets of ours or our restricted subsidiaries and enter into certain mergers and consolidations. In addition, certain of our Senior Indebtedness, including our senior credit facility, contains other and more restrictive covenants that, among other things, restrict and/or condition the following: the making of investments, loans and advances and the paying of dividends and other restricted payments; the incurrence of additional indebtedness; the granting of liens, other than certain permitted liens; mergers, consolidations and sales of all or a substantial part of our business or property; the sale of assets; and the making of capital expenditures.

     As of December 31, 1999, we were in compliance with all covenants as subsequently amended or waived.

Year 2000 Readiness

     We depend significantly on a number of computer software programs in our internal operating system and other aspects of our business. If any of these software programs had not been programmed to recognize and properly process dates after December 31, 1999, significant system failures or errors might have resulted. We have experienced no such problems as of March 15, 2000. We believe that our internal accounting and operating programs and systems were adequately programmed to address the Year 2000 problem, and as part of an enterprise-wide process, we integrated all of our resorts to a common platform in 1999. We also replaced a substantial portion of our information systems with a fully integrated enterprise information system. We have been reviewing and will continue to review our financial and operating systems at each of our offices and resort locations.

     Our Year 2000 related costs were $0.8 million and $0.6 million in 1999 and 1998, respectively, excluding costs associated with replacements of computerized systems and equipment in cases where replacement was not accelerated due to Year 2000 issues. We funded all Year 2000 related costs entirely from operating cash flows. We have capitalized and depreciated the costs of hardware, software and facility replacement over the expected useful life of the assets. We expensed as incurred all costs related to software modification, as well as all costs associated with our administration of the Year 2000 compliance effort.

     Other companies interact electronically with us, and we must coordinate our data communications and software processing with these other companies. We have not experienced any material Year 2000 problems with any third party products and systems upon which our business depends. The third parties with whom we do business have not reported any Year 2000 issues to us.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     Our total revenues denominated in a currency other than U.S. dollars for 1999, primarily revenues derived from the United Kingdom and Japan, were approximately 21.6% of total revenues. Our net assets maintained in a functional currency other than U.S. dollars at December 31, 1999, which were primarily assets located in western Europe and Japan, were approximately 12.4% of total net assets. The effect of changes in foreign currency exchange rates has not historically been significant to our operations or net assets.


Interest Rate Risks

     As of December 31, 1999, we had fixed interest rate debt of approximately $553.4 million and floating interest rate debt of approximately $128.6 million. The floating interest rates are based upon the prevailing LIBOR rate or prime interest rate for our senior credit facility, inventory line, pre-sale line, and conduit facility. For floating rate debt, interest rate changes do not generally affect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do affect the market value of debt but do not impact earnings or cash flows. A hypothetical one-percent change in the prevailing LIBOR or prime rate would impact our after tax earnings by less than $0.8 million per year. A similar change in the interest rate would impact the total fair value of our fixed rate debt, excluding the convertible notes, by approximately $20 million. It is impractical to estimate the effect of a change in interest rates on the convertible notes because their value depends, in part on the value of the common stock into which it is convertible.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     We have provided the following consolidated financial statements immediately following the Index to Financial Statements on page F-1 of this report:

                                                                                  Page
                                                                             --------------
Sunterra Corporation and Subsidiaries
Report of Independent Certified Public Accountants.........................       F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998...............       F-3
Consolidated Statements of Income for each of the three years
   ended December 31, 1999.................................................       F-4
Consolidated Statements of Cash Flows for each of the three
   years ended December 31, 1999...........................................       F-5
Consolidated Statements of Stockholders' Equity for each of the three
   years ended December 31, 1999...........................................       F-6
Notes to Consolidated Financial Statements.................................       F-7


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We will provide the information required by this Item under the captions "Directors and Executive Officers" and " Compliance with Section 16(a) Under the Securities Exchange Act of 1934" in our proxy statement for our 2000 annual meeting of stockholders to be held on May 12, 2000. Such information is incorporated in this Item by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     We will provide the information required by this Item under the caption "Executive Compensation" in the proxy statement for our 2000 annual meeting of stockholders. Such information is incorporated in this Item by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  We will provide the information required by this Item under the captions " Share Ownership of Directors and Executive Officers," "Other Information -- Certain Stockholders" and "Proposal No. 1: Election of Directors -- Compensation of Directors" in our proxy statement for our 2000 annual meeting of stockholders. Such information is incorporated in this Item by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We will provide the information required by this Item under the caption "Certain Transactions" in our proxy statement for our 2000 annual meeting of stockholders. Such information is incorporated in this Item by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Consolidated Financial Statements

     We have provided the following consolidated financial statements immediately following the Index to Financial Statements on Page F-1 of this report:

                                                                                  Page
                                                                             --------------
Sunterra Corporation and Subsidiaries
Report of Independent Certified Public Accountants..........................      F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998................      F-3
Consolidated Statements of Income for each of the three years
   ended December 31, 1999..................................................      F-4
Consolidated Statements of Cash Flows for each of the three
   years ended December 31, 1999............................................      F-5
Consolidated Statements of Stockholders' Equity for each of the three
   years ended December 31, 1999............................................      F-6
Notes to Consolidated Financial Statements..................................      F-7


     2.  Financial Statement Schedules

     We have omitted all schedules to our consolidated financial statements because they are not required under the related instructions or are inapplicable, or because we have included the required information in our consolidated financial statements or related notes.

     3.  Exhibits

     The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated in this Item by reference to those prior filings. We will furnish any exhibit upon request made to Thomas A. Bell, our General Counsel and Secretary,1781 Park Center Drive, Orlando, Florida 32835. We charge $.50 per page to cover expenses of copying and mailing.

Exhibit
Number                                           Description
-------                                          -----------
3.1           Restated Articles of Incorporation of Sunterra Corporation (incorporated by reference to Exhibit 3.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

3.2           Bylaws of Sunterra Corporation, as amended (incorporated by reference to Exhibit
              3.2 to the registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1996)

4.1           Indenture dated as of January 15, 1997 by and between Sunterra Corporation and
              Norwest Bank Minnesota, National Association, as trustee, for the 5  3/4%
              Convertible Subordinated Notes of Sunterra Corporation due 2007 (incorporated by reference to Exhibit 4 to the registrant's Registration Statement on Form S-1
              (No. 333-30285))

4.2           Indenture dated as of August 1, 1997 by and between Sunterra Corporation and
              Norwest Bank Minnesota, National Association, as trustee, for the 9  3/4% Senior
              Subordinated Notes of Sunterra Corporation due 2007 (incorporated by reference to
              Exhibit 4.2 to Amendment No. 1 on Form S-3 to the registrant's Registration
              Statement on Form S-1 (No. 333-30285))

4.3           Indenture dated as of April 15, 1998 by and between Sunterra Corporation and
              Norwest Bank Minnesota, National Association, as trustee for the 9 1/4% Senior
              Notes of Sunterra Corporation due 2006 (incorporated by reference to Exhibit 4.3 to the registrant's Registration Statement on Form S-4 (No. 333-51803))

4.4           Indenture dated as of May 1, 1998, by and between Sunterra Finance L.L.C. as issuer of the bonds, Sunterra Corporation as Servicer, and LaSalle National Bank
              as Trustee and Back-up Servicer for Signature Resorts Vacation Ownership
              Receivables -- Backed Notes 1998-A (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1998)

10.1          Credit Agreement dated as of February 18, 1998 by and among Sunterra Corporation, certain lender parties thereto, NationsBank of Texas, N.A., as administrative lender and Societe Generale, as document agent, including Amendments 1, 2 and 3 thereto (incorporated by reference to Exhibit 10.1 to the registrant's Annual
              Report on Form 10-K for the fiscal year ended December 31, 1998)

10.2          Servicing Agreement dated as of May 1, 1998, by and between Sunterra Finance
              L.L.C. as issuer of the bonds, Sunterra Corporation as Servicer, and LaSalle
              National Bank as Trustee and Back-up Servicer for Signature Resorts Vacation
              Ownership Receivables - Backed Notes 1998-A (incorporated by reference to Exhibit
              10.8 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June
              30, 1998)

10.3          Receivables Purchase Agreement dated as of December 17, 1998 among Blue Bison
              Funding Corp., Sunterra Corporation and Barton Capital Corporation

10.4          Construction Loan Agreement between Lake Tahoe Resort Partners, LLC, and FINOVA
              Capital Corporation dated as of  April 29, 1996 (incorporated by reference to
              Exhibit 10.8.8 to the registrant's Registration Statement on Form S-1 (No.
              333-18447))

10.5          Agreement of Limited Partnership of Pointe Resort Partners, L.P. (subsequently renamed Poipu Resort Partners L.P.) dated October 11, 1994 (incorporated by reference to Exhibit 10.4 to the registrant's Registration Statement on Form S-1
              (No. 333-06027))

10.6          Joint Development Agreement dated as of January 16, 1998 between Westin Hotel
              Company and Sunterra Corporation (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and
              Exchange Commission on January 20, 1998))

10.7          Registration Rights Agreement dated as of August 20, 1996 by and among Sunterra
              Corporation and the persons named therein (incorporated by reference to Exhibit
              10.1 to the registrant's Registration Statement on Form S-1 (No. 333-30285))

10.8          Registration Rights Agreement dated as of May 15, 1997 by and among Signature
              Resorts Inc. and the persons named therein (incorporated by reference to Exhibit
              4 to the registrant's Current Report on Form 8-K filed with the Commission on May
              29, 1997)

10.9          Registration Rights Agreement dated as of August 28, 1997 by and among Sunterra
              Corporation and Ian K. Ganney and Richard Harrington (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the registrant's Registration Statement on
              Form S-1 (No. 333-30285))

10.10         Registration Rights Agreement dated as of October 10, 1997 by and among Sunterra
              Corporation and Michael V. Paulin, Rosemarie Paulin, Maya K. Paulin and Annemarie
              H. Paulin (incorporated by reference to Exhibit 10.5 to the registrant's Annual
              Report on Form 10-K for the fiscal year ended December 31, 1997)

+10.11        Employment Agreement between Sunterra Corporation and Andrew J. Gessow
              (incorporated by reference to Exhibit 10.2.2 to the registrant's Registration
              Statement on Form S-1 (No. 333-30285))

+10.12        Employment Agreement between Sunterra Corporation and Steven C. Kenninger
              (incorporated by reference to Exhibit 10.2.3 to the registrant's Registration
              Statement on Form S-1 (No. 333-30285))

+10.13        Employment Agreement between Sunterra Corporation and L. Steven Miller
              (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)


+10.14        Employment Agreement between Sunterra Corporation and Richard Goodman
              (incorporated by reference to Exhibit 10.14 to the registrant's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1998)

+10.15        Employment Agreement between Sunterra Corporation and James E. Noyes
              (incorporated by reference to Exhibit 10.2.4 to the registrant's Registration
              Statement on Form S-1 (No. 333-06027))

+10.16        Amended and Restated 1996 Equity Participation Plan of Sunterra Corporation,
              including form of stock option agreement thereunder (incorporated by reference to
              Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

+10.17        Sunterra Corporation Employee Stock Purchase Plan (incorporated by reference to
              Exhibit 10.5 to the registrant's Registration Statement on Form S-1 (No.
              333-06027))

+10.18        First Amendment to Employee Stock Purchase Plan of Sunterra Corporation effective as of November 1, 1997 (incorporated by reference to Exhibit 10.2 to the registrant's Registration Statement on Form S-8 (No. 333-15361))

+10.19        1998 New-Hire Stock Option Plan of Sunterra Corporation (incorporated by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

+10.20        Amended Consulting Agreement dated as of August 1, 1997 by and between Sunterra
              Corporation, Resort Services, Inc. and Dr. Kay F. Gow and Robert T. Gow
              (incorporated by reference to Exhibit 10.12 to the registrant's Registration
              Statement on Form S-1 (No. 333-30285))

*10.21        Indenture dated as of March 31, 1999, by and between TerraSun, LLC as issuer of the bonds, Sunterra Financial Services, Inc. as Servicer, LaSalle National Bank
              as Trustee and as Back-up Servicer for TerraSun, LLC Vacation Ownership
              Receivables-Backed Notes 1999-A

+*10.22       Consulting Agreement and Modification of Stock Option Agreement dated August 14,
              1999 by and between Sunterra Corporation and James E. Noyes

*10.23        Loan and Security Agreement dated as of September 30, 1999, by and between
              FINOVA.  Capital Corporation and Sunterra Corporation

*10.24        Indenture dated as of December 1, 1999, by and between Dutch Elm, LLC as issuer of the bonds, Sunterra Financial Services, Inc. as Servicer, and LaSalle Bank
              National Association as Trustee and as Back-up Servicer, for Dutch Elm, LLC
              Vacation Ownership Receivables-Backed Notes 1999-B

*10.25        Amended and Restated Credit Agreement dated December 31, 1999, by and among
              Sunterra Corporation (formerly known as Signature Resorts, Inc.), certain lenders party thereto, and Bank of America, N.A., formerly NationsBank, N.A., as
              Administrative Agent

+*10.26       Consulting Agreement dated January 29, 2000 by and between Sunterra Corporation and L. Steven Miller

+*10.27       Severance Payment Agreement dated January 29, 2000 by and between Sunterra
              Corporation and L. Steven Miller

*10.28        First Amendment to Amended and Restated Credit Agreement dated as of March 8,
              2000, by and among Sunterra Corporation, All Seasons Resorts, Inc., MMG
              Development Corp., Harich Tahoe Developments, Port Royal Resort, LP, Grand Beach
              Resort, LP, Powhatan Associates, Greensprings Associates, Lake Tahoe Resort
              Partners, LLC and Bank of America N.A., as Administrative Agent

*10.29        Amended and Restated Master Loan and Security Agreement dated as of March 14,
              2000, by and between FINOVA Capital Corporation and Sunterra Corporation

*21           Subsidiaries of Sunterra Corporation
*23.1         Consent of Arthur Andersen, LLP
*23.2         Consent of Schreeder, Wheeler & Flint, LLP
*27           Financial Data Schedule for the fiscal year ended December 31, 1999
---------------

+ Compensatory management plan
*  Filed herewith

(b)  Reports on Form 8-K

     We filed the following Current Reports on Form 8-K with the SEC during the quarter ended December 31, 1999:

     Current Report on Form 8-K dated November 4, 1999 filed with the SEC on November 5, 1999 relating to third quarter 1999 financial results.

(c)  Exhibits

     The exhibits required by Item 601 of Regulation S-K are listed above.

(d)  Financial Statement Schedules

     See the response to Item 14(a)2 above.

SIGNATURES


Dated: March 30, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant in the capacities and on the dates indicated.


      Date           Signature                      Title
      ----           ---------                      -----


March 30, 2000    /s/J. Taylor Crandall        Chairman of the Board
                  ------------------------
                  J. Taylor Crandall


March 30, 2000    /s/T. Lincoln Morison        Co-Chief Executive Officer,
                  ------------------------     President and Director
                  T. Lincoln Morison           (Co- Executive Officer)


March 30, 2000    /s/Richard Harrington        Co-Chief Executive Officer
                  ------------------------     and Director
                  Richard Harrington


March 30, 2000    /s/Richard Goodman           Executive Vice President and
                  ------------------------     Chief Financial Officer
                  Richard Goodman              (Principal Financial and
                                               Accounting Officer)

March 30, 2000    /s/Andrew J. Gessow          Director
                  ------------------------
                  Andrew J. Gessow

March 30, 2000    /s/Osamu Kaneko              Director
                  ------------------------
                  Osamu Kaneko


March 30, 2000    /s/Steven C. Kenninger       Director
                  ------------------------
                  Steven C. Kenninger


March 30, 2000    /s/Adam M. Aron              Director
                  ------------------------
                  Adam M. Aron


March 30, 2000    /s/Sanford R. Climan         Director
                  ------------------------
                  Sanford R. Climan


March 30, 2000    /s/Joshua S. Friedman        Director
                  ------------------------
                  Joshua S. Friedman

March 30, 2000    /s/W. Leo Kiely III          Director
                  ------------------------
                  W. Leo Kiely III


March 30, 2000    /s/James Brocksmith, Jr.     Director
                  ------------------------
                  James Brocksmith, Jr.

                         INDEX TO FINANCIAL STATEMENTS



                                                                                  Page
                                                                                 -----
Sunterra Corporation and Subsidiaries
Report of Independent Certified Public Accountants.........................       F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998...............       F-3
Consolidated Statements of Income for each of the three years
   ended December 31, 1999.................................................       F-4
Consolidated Statements of Cash Flows for each of the three
   years ended December 31, 1999...........................................       F-5
Consolidated Statements of Stockholders' Equity for each of the three
   years ended December 31, 1999...........................................       F-6
Notes to Consolidated Financial Statements.................................       F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of Sunterra Corporation:

  We have audited the accompanying consolidated balance sheets of Sunterra Corporation (formerly Signature Resorts, Inc.) (a Maryland corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunterra Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Orlando, Florida,
March 10, 2000 (except with respect
to the matters discussed in Note 19,
as to which the date is March 30, 2000).

                          CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands except share and per share data)

                                     ASSETS

                                                                                               December 31,
                                                                                     -------------------------------
                                                                                          1999             1998
                                                                                        --------         --------
Cash and cash equivalents..........................................................       $   24,838       $   28,250
Cash in escrow and restricted cash.................................................           29,735           25,951
Mortgages receivable, net of an allowance of $20,060 and                                     244,018          335,982
     $22,869 at December 31, 1999 and 1998, respectively...........................
Retained interests.................................................................           46,274           12,518
Due from related parties...........................................................           11,550           25,849
Other receivables, net.............................................................           64,202           38,207
Income tax refund receivable.......................................................            2,315               --
Prepaid expenses and other assets..................................................           20,421           22,031
Investment in joint ventures.......................................................           19,274           17,876
Real estate and development costs..................................................          363,534          336,620
Property and equipment, net........................................................          130,321           81,125
Intangible assets, net.............................................................          101,928           96,723
                                                                                          ----------       ----------
   Total assets....................................................................       $1,058,410       $1,021,132
                                                                                          ==========       ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable...................................................................       $   30,483        $   21,864
Accrued liabilities................................................................           96,936            80,242
Income taxes payable...............................................................               --             9,240
Deferred taxes.....................................................................           18,243            30,984
Notes payable......................................................................          681,960           627,089
                                                                                          ----------        ----------
      Total liabilities............................................................          827,622           769,419
                                                                                          ----------        ----------
Commitments and contingencies (Note 12)
Stockholders' equity:
   Preferred stock (25,000,000 shares authorized; none issued or outstanding)......               --                --
   Common stock ($0.01 par value, 50,000,000 shares authorized; 35,970,032 and
     35,902,671 shares outstanding at December 31, 1999 and 1998, respectively)....              360               359
   Additional paid-in capital......................................................          164,419           163,290
   Retained earnings...............................................................           69,159            86,581
   Accumulated other comprehensive (loss) income...................................           (3,150)            1,483
                                                                                          ----------        ----------
      Total stockholders' equity...................................................          230,788           251,713
                                                                                          ----------        ----------
      Total liabilities and stockholders' equity...................................       $1,058,410        $1,021,132
                                                                                          ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements

                       CONSOLIDATED STATEMENTS OF INCOME
                  (Amount in thousands except per share data)

                                                                                       Year Ended December 31,
                                                                                 -------------------------------------
                                                                                   1999             1998           1997
REVENUES:                                                                        --------         --------        --------
Vacation Interests sales...................................................      $423,733         $359,426        $281,063
Interest income............................................................        41,117           52,529          42,856
Gain on sales of mortgages receivable......................................         5,441            6,698              --
Other income...............................................................        36,677           31,301          13,774
                                                                                 --------         --------        --------
   Total revenues..........................................................       506,968          449,954         337,693
                                                                                 --------         --------        --------
COSTS AND OPERATING EXPENSES:
Vacation Interests cost of sales...........................................       106,996           85,649          71,437
Advertising, sales, and marketing..........................................       202,101          163,828         126,739
Provision for doubtful accounts............................................        52,290           12,616           8,579
Loan portfolio expenses....................................................         6,652            3,680           5,522
General and administrative.................................................        69,851           50,699          42,254
Depreciation and amortization..............................................        15,752           10,556           6,499
Resort property write-downs................................................        17,967               --              --
Merger costs, organizational costs and asset write-downs...................            --            5,056           9,973
                                                                                 --------         --------        --------
   Total costs and operating expenses......................................       471,609          332,084         271,003
                                                                                 --------         --------        --------
Income from operations.....................................................        35,359          117,870          66,690
Interest expense (net of capitalized interest of $11,265, $8,942 and $6,774
   in 1999, 1998 and 1997, respectively)...................................        48,495           44,399          22,426
Other expenses.............................................................        11,705               --              --
Realized loss on available for sale securities............................          5,491               --              --
Equity (gain) loss on investment in joint ventures..........................       (2,441)             708             639
Minority interest in (loss) income of consolidated limited
     partnership...........................................................          (237)              18             181
                                                                                 --------         --------        --------
(Loss) income before (benefit) provision for income taxes, extraordinary
 items and cumulative effect of change in accounting principle.............       (27,654)          72,745          43,444
                                                                                 --------         --------        --------

(Benefit) provision for income taxes from continuing operations............       (10,232)          28,371          17,196
Provision for deferred income taxes resulting from the cumulative effect
 of previously non-taxable acquired entities...............................            --               --           5,960
                                                                                 --------         --------        --------

   Total (benefit) provision for income taxes..............................       (10,232)          28,371          23,156
                                                                                 --------         --------        --------
(Loss) income before extraordinary items and cumulative effect of change in
 accounting principle......................................................       (17,422)          44,374          20,288

Extraordinary items, net of taxes..........................................            --              129             766
Cumulative effect of change in accounting principle, net of taxes..........            --            1,466              --
                                                                                 --------         --------        --------
Net (loss) income..........................................................      $(17,422)        $ 42,779        $ 19,522
                                                                                 ========         ========        ========
EARNINGS PER SHARE (NOTE 3):
Basic:
   (Loss) income before extraordinary item and cumulative effect of change
    in accounting principle................................................      $  (0.48)        $   1.24        $   0.57
   Extraordinary item, net of taxes........................................            --               --           (0.02)
   Cumulative effect of change in accounting principle, net of taxes.......            --            (0.05)             --
                                                                                 --------         --------        --------
   Net (loss) income........................................................     $  (0.48)        $   1.19        $   0.55
                                                                                 ========         ========        ========
Diluted:
   (Loss) income before extraordinary item and cumulative effect of change
    in accounting principle................................................      $  (0.48)        $   1.20        $   0.56
   Extraordinary item, net of taxes........................................            --               --           (0.02)
   Cumulative effect of change in accounting principle, net of taxes.......            --            (0.04)             --
                                                                                 --------         --------        --------
   Net (loss) income.......................................................      $  (0.48)        $   1.16        $   0.54
                                                                                 ========         ========        ========
Weighted average number of common shares outstanding (Note 3)..............        35,926           35,888          35,373
Weighted average number of common and potentially dilutive common shares
 outstanding (Note 3)......................................................        35,926           40,995          36,180


The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                                Year Ended December 31,
                                                                                    ----------------------------------------------
                                                                                      1999                1998             1997
OPERATING ACTIVITIES:                                                               --------            --------         ---------
Net (loss) income.........................................................          $ (17,422)          $  42,779        $  19,522
Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
   Depreciation and amortization..........................................             15,752              10,556            6,499
   Provision for doubtful accounts........................................             52,290              12,616            8,579
   Amortization of capitalized financing costs............................              5,380               3,237               --
   Gain on sales of mortgages receivable..................................             (5,441)             (6,698)              --
   Resort property write-downs............................................             17,967                  --               --
   Other expenses.........................................................             11,705                  --               --
   Realized loss on available-for-sale securities.........................              5,491                  --               --
   Write-down of certain assets...........................................                 --               3,506               --
   Cumulative effect of change in accounting principle....................                 --               2,403               --
   Equity (gain) loss on investment in joint venture......................             (2,441)                708              639
   Minority interest (loss) income of consolidated limited partnership....               (237)                 18              181
   Proceeds from sales of mortgages receivable............................            161,384             173,146               --
 Changes in operating assets and liabilities, net of effect of acquisitions:
    Cash in escrow and restricted cash.....................................            (3,238)            (16,460)          (6,916)
    Mortgages receivable...................................................          (143,769)           (117,526)        (108,942)
    Due from related parties...............................................             8,097              (5,420)         (12,504)
    Prepaid expenses and other assets......................................            (1,743)             (7,814)           2,068
    Real estate and development costs......................................           (47,582)            (97,488)         (65,595)
    Retained interests.....................................................            (4,179)                 --               --
    Other receivables, net.................................................           (36,004)            (20,119)          (4,448)
    Accounts payable and accrued liabilities...............................            25,161               6,730          (10,398)
    Income taxes...........................................................           (11,555)             13,701           (6,518)
    Deferred income taxes..................................................           (12,741)              7,237           19,481
    Due to related parties.................................................                --              (1,032)            (636)
                                                                                    ---------           ---------      -----------
Net cash provided by (used in) operating activities.......................             16,875               4,080         (158,988)
                                                                                    ---------           ---------      -----------
INVESTING ACTIVITIES:
Cash paid for acquisition of subsidiaries.................................                 --             (99,340)         (31,296)
Property and equipment....................................................            (53,710)            (44,241)         (19,973)
Intangible assets.........................................................            (17,098)            (10,852)          (1,637)
Investment in joint ventures..............................................             (5,810)             (1,347)          (8,899)
Proceeds from sale of investment in joint ventures........................              7,770                  --               --
                                                                                    ---------           ---------        ---------
Net cash used in investing activities.....................................            (68,848)           (155,780)         (61,805)
                                                                                    ---------           ---------         --------
FINANCING ACTIVITIES:
Proceeds from notes payable...............................................             32,669             237,188          353,264
Payments on notes payable and mortgage-backed securities..................            (47,659)           (112,697)        (167,229)
Proceeds from credit line facilities, net of debt issuance costs..........            170,570             240,568               --
Payments on credit line facilities........................................           (104,971)           (224,615)              --
Proceeds from stock offerings.............................................                 --                  --           52,643
Distributions.............................................................                 --                  --             (738)
Other.....................................................................              1,130                 321              648
                                                                                    ---------          ----------        ---------
Net cash provided by financing activities.................................             51,739             140,765          238,588

Net (decrease) increase in cash and cash equivalents......................               (234)            (10,935)          17,795
Effect of exchange rates on cash and cash equivalents.....................             (3,178)                698              (65)
Cash and cash equivalents, beginning of period............................             28,250              38,487           20,757
                                                                                    ---------           ---------        ---------
Cash and cash equivalents, end of period..................................          $  24,838           $  28,250        $  38,487
                                                                                    =========           =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest....................................................          $  54,587           $  52,607        $  18,508
Cash paid for taxes, net of tax refunds...................................          $  11,957           $   1,968        $   7,918

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Stock issued in connection with acquisition of Marc Resorts...............          $      --           $      --        $   6,010
Costs incurred in conjunction with debt issuances.........................          $   1,907           $   9,295        $  12,824
Tax benefit resulting from exercise of common stock options...............          $      --           $      --        $   1,469

The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

                                                                              ACCUMULATED
                                                     ADDITIONAL                 OTHER            TOTAL       COMPREHENSIVE
                                  SHARES              PAID-IN    RETAINED   COMPREHENSIVE    STOCKHOLDERS'       INCOME
                                OUTSTANDING  AMOUNT   CAPITAL    EARNINGS   INCOME (LOSS)       EQUITY           (LOSS)
                                -----------  ------  ----------  ---------  --------------  --------------  --------------

BALANCE AT DECEMBER 31, 1996        33,011    $330    $101,978  $ 23,544         $   573        $126,425

Net income.......................       --      --          --    19,522              --          19,522        $ 19,522
Proceeds from the sale of
  common stock, net of
  offering costs.................    2,400      24       52,619       --              --          52,643

Common stock issued in
   connection with
   purchase of subsidiary........      213       2       6,008        --              --           6,010
Distributions....................       --      --          --      (738)             --            (738)
Other............................      251       3       2,364     1,469             212           4,048             212
                                    ------    ----    --------  --------         -------        --------        --------

BALANCE AT DECEMBER 31, 1997.....   35,875     359     162,969    43,797             785         207,910

Comprehensive income for the
  year ending
  December 31, 1997..............                                                                               $ 19,734
                                                                                                                ========

Net income.......................       --      --          --    42,779              --          42,779        $ 42,779
Other............................       28      --         321         5             698           1,024             698
                                    ------    ----    --------  --------         -------        --------        --------

BALANCE AT DECEMBER 31, 1998.....   35,903     359     163,290    86,581           1,483         251,713

Comprehensive income for the
  year ending
  December 31, 1998..............                                                                               $ 43,477
                                                                                                                ========

Net loss.........................       --      --          --   (17,422)             --         (17,422)       $(17,422)
Other............................       67       1       1,129        --              --           1,130              --

Unrealized loss on securities
   classified as available-for-
   sale, net of tax of $902......       --      --          --        --          (1,455)         (1,455)         (1,455)
Currency translation
    adjustments, net of tax
    of $1,947....................       --      --          --        --          (3,178)         (3,178)         (3,178)
                                        --    ----    --------  --------         -------        --------        --------

BALANCE AT DECEMBER 31, 1999.....   35,970    $360    $164,419  $ 69,159         $(3,150)       $230,788
                                    ======    ====    ========  ========         =======        ========

Comprehensive loss for the
  year ending
  December 31, 1999..............                                                                               $(22,055)
                                                                                                                ========

 The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

1. NATURE OF BUSINESS

  The operations of Sunterra Corporation (formerly Signature Resorts, Inc.) and its wholly-owned subsidiaries (the "Company") consist of (i) marketing and selling vacation ownership interests at its locations and off-site sales centers, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity ("Vacation Intervals"), and vacation points which may be redeemed for occupancy rights, for varying lengths of stay, at participating resort locations ("Vacation Points," and together with Vacation Intervals, "Vacation Interests"), both of which generally include a deeded, fee-simple interest in a particular unit, (ii) acquiring, developing, and operating vacation ownership resorts, (iii) providing consumer financing to individual purchasers for the purchase of Vacation Interests at its resort locations and off-site sales centers, and (iv) providing resort rental management and maintenance services for which the Company receives fees paid by the resorts' homeowners' associations.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation -- The accompanying financial statements include the combined accounts of the Company and its wholly-owned subsidiaries that were acquired or formed prior to August 20, 1996, which became wholly-owned subsidiaries in connection with the Consolidation Transactions. In addition, the financial statements give effect to the acquisitions of AVCOM International, Inc. ("AVCOM"), Plantation Resorts Group, Inc. ("PRG") and LSI Group Holdings plc ("LSI") that occurred during 1997 and were treated as pooling-of-interests (Note 18). All significant intercompany transactions and balances have been eliminated from these consolidated financial statements.

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

  Cash in Escrow and Restricted Cash -- Cash in escrow is restricted cash consisting of deposits received on sales of Vacation Interests that are held in escrow until a certificate of occupancy is obtained or the legal rescission period has expired. Restricted cash includes a cash reserve required by the securitized notes (Note 9) and Conduit Facility (Note 5) of approximately $5.5 million and $7.6 million as of December 31, 1999 and 1998, respectively.

  Real Estate and Development Costs -- Real estate is valued at the lower of cost or net realizable value. Development costs include both hard and soft construction costs and together with real estate costs are allocated to Vacation Interests. Interest, taxes, and other carrying costs incurred during the construction period are capitalized. Costs are allocated to units sold on an area method, which approximates the relative sales value basis.

                           December 31, 1999 and 1998



  Property and Equipment - Buildings and leasehold improvements are depreciated using the straight-line method over the estimated useful life of 40 years. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years.

  Investment in Joint Ventures -- The Company accounts for its investment in its various joint ventures under the equity method of accounting. Goodwill associated with each joint venture is amortized as Vacation Interests are sold.

   At December 31, 1999, the Company held investments in VacationSpot.com,
Inc. which are recorded at their historical cost of $1.25 million, comprised of $1.0 million Series B Preferred Stock and $0.25 million of Series C Preferred Stock. Although the market value of the investments in VacationSpot.com, Inc. is not readily determinable, management believes the fair value of these investments exceed their carrying amount.

  Intangible Assets -- In 1997, organizational costs incurred in connection with the formation of the Company were capitalized and were amortized on a straight-line basis over a period of three to five years. In 1997, start-up costs related to costs incurred to develop marketing programs prior to receiving regulatory approval to market the related property were amortized on a straight-line basis over a period of one year. In 1998, the Company elected early adoption of the AICPA's Statement of Position 98-5 (SOP 98-5), "Reporting on Costs of Start-up Activities." As a result, the Company recorded a $1.5 million cumulative effect of change in accounting principle, net of taxes, which represented the write off of all organizational and start-up costs capitalized prior to January 1, 1998. All such costs were expensed as incurred in 1998 and 1999.

  Financing, loan origination fees and debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over three to ten years as interest expense using a method which approximates the effective interest method.

  Goodwill in connection with the acquisition of subsidiaries is being amortized over the estimated useful lives of 10 to 30 years.

  At each balance sheet date, the Company evaluates the realizability of its goodwill based upon expectations of undiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no material impairment of its goodwill exists at December 31, 1999.

  Foreign Currency Translation -- Financial statements for the Company's subsidiaries outside the United States are translated into U.S. dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for income and expenses. The resulting translation adjustments are recorded as cumulative other comprehensive income in the consolidated statements of equity.

   Derivative Instruments -- The Company uses interest rate cap agreements to manage interest rate exposure. As of December 31, 1999, no amounts were due by or owed to the Company under these agreements.

  Fourth Quarter Adjustments -- During the fourth quarter of 1999, the Company recorded charges directly and indirectly involving its mortgages receivable including: (i) a $44.3 million write-off of mortgages receivable, net of estimated recoveries, in its provision for doubtful accounts, as a result of the Company's change in its estimate of allowance for mortgages receivable (Note 4),
(ii) a $9.6 million write-off of related accrued interest offset against interest income, (iii) a $0.8 million write-off of related deferred loan origination costs, (iv) a $5.5 million realized loss on available-for-sale securities adjusting the retained interest in mortgages receivable that were previously sold to reflect the variance in the actual performance of the mortgages receivable sold and the assumptions used to calculate the retained interest, and (v) $10.0 million in other expenses reflecting the write-off of homeowners' association receivables and a receivable from a tour operator.

                           December 31, 1999 and 1998

  In addition, during the fourth quarter of 1999, the Company recorded resort property write-downs totaling $18 million, including a $16.7 million write-down of non-core properties to net realizable value and a $1.3 million write-off of costs associated with acquisitions that have been terminated (Note 6).

   During the fourth quarter of 1998, the Company recorded certain organization charges and asset write-downs totaling $5.1 million. The organizational charges related to anticipated severance and other charges associated with its consolidation of certain corporate functions to the Company's headquarters in Orlando, Florida.

  Revenue Recognition -- The Company recognizes sales of Vacation Interests on an accrual basis after a binding sales contract has been executed, a 10% minimum down payment has been received, the rescission period has expired, construction is substantially complete, and certain minimum sales levels have been met. If all the criteria are met except that construction is not substantially complete, then revenues are recognized on the percentage of completion (cost to cost) basis. For sales that do not qualify for either accrual or percentage-of-completion accounting, all revenue is deferred using the deposit method.

   Advertising, Sales and Marketing -- The Company defers certain costs related to its direct-response advertising of Vacation Interests. Such costs are charged to expense when customers tour the Company's resort properties (generally in less than twelve months) which corresponds to the estimated revenue stream of the advertising activity. The total amount charged to expense for 1999 was $2.6 million. There were no such costs in 1998 and 1997. Deferred marketing cost at December 31, 1999, totaled $0.7 million.

   Income Taxes -- The Company accounts for income taxes using an asset and liability approach in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which the related deferred tax assets or liabilities are expected to be settled or realized. Income tax expense consists of the taxes payable for the current period and the change during the period in deferred tax assets and liabilities.

  Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company in preparation of its financial statements include: (i) mortgages receivable allowance for doubtful accounts, (ii) retained interests, and (iii) estimated net realizable value of non-core properties held for sale. Actual results could differ from those estimates.

  Comprehensive Income -- In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, Reporting Comprehensive Income (SFAS 130). This statement establishes standards for reporting and the display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosures prescribed by SFAS 130 were made beginning with the first quarter of 1998.

  Segment Reporting -- In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS 131 during 1998.

                           December 31, 1999 and 1998

  Derivative Instruments and Hedging Activities - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
133). SFAS 133 was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No. 133 (SFAS 137) in June 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "Derivatives") and for hedging activities. It requires that an entity recognize all Derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is in the process of reassessing current derivative reporting to determine if changes in reporting will be required in adopting this new standard. Any required disclosures prescribed by SFAS 133 will be adopted in the first quarter of 2001, as required by SFAS 137.

  Reclassifications -- Certain reclassifications were made to the 1998 and 1997 accompanying consolidated financial statements to conform to the 1999 presentation.


3. EARNINGS PER SHARE

  Basic earnings per share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for each of the three years in the period ended December 31, 1999 (amounts in thousands):


                                                                                      Year Ended December 31,
                                                                                   -----------------------------
                                                                                 1999            1998           1997
                                                                               -------          -------        -------
Net (loss)income.........................................................         $(17,422)        $42,779        $19,522
Interest on convertible notes (a)........................................               --           4,840             --
                                                                                   -------         -------        -------
Net income available to common stockholders after                                 $(17,422)        $47,619        $19,522
   assumed conversion of dilutive securities(a)..........................          =======         =======        =======
Weighted average number of common shares used in basic                              35,926          35,888         35,373
   EPS...................................................................
Effect of dilutive convertible notes (a).................................               --           4,537             --
Effect of dilutive stock options(b)......................................               --             570            807
                                                                                   -------         -------        -------
Weighted average number of common shares and dilutive                               35,926          40,995         36,180
     potential common shares used in diluted EPS(a)(b)...................          =======         =======        =======

(a) The potential effect on net (loss) income and on common stock shares related to the 5.75% Convertible Subordinated Notes Due 2007 (the "Convertible Notes") have not been included in the 1999 or 1997 calculation of net (loss) income or weighted average number of common shares and dilutive potential common shares outstanding used in diluted earnings per share because the effect would be anti-dilutive.

(b) The potential effect on common stock shares related to dilutive stock options have not been included in the 1999 calculation of weighted average numbers of common shares and dilutive potential common shares outstanding used in diluted earnings per share because the effect would be anti-dilutive.

                           December 31, 1999 and 1998

4. MORTGAGES RECEIVABLE, NET

  The Company provides financing to the purchasers of Vacation Interests that is collateralized by their interest in such Vacation Interests. The mortgages receivable generally bear interest at the time of issuance of between 12% and 17%, which remain fixed over the term of the loan, which typically averages seven to ten years. The mortgages receivable may be prepaid at any time without penalty. The weighted average rate of interest on outstanding mortgages receivable was 14.3% as of December 31, 1999.

  Mortgages receivable in excess of 60 days past due at December 31, 1999 were 7.1%, as a percentage of gross mortgages receivable.

   During the fourth quarter, the Company recorded a $44.3 million write-off of mortgages receivable, net of estimated recoveries, in its provision for doubtful accounts, and a $9.6 million write-off of related accrued interest offset against interest income.

  The following schedule reflects the scheduled contractual principal maturities of mortgages receivable (amounts in thousands):

Year Ending December 31:
------------------------
2000........................................................ $ 37,553
2001........................................................   33,149
2002........................................................   32,948
2003........................................................   31,521
2004........................................................   27,246
Thereafter..................................................  101,661
                                                             --------
Total principal maturities of mortgages receivable..........  264,078
Less allowance for doubtful accounts........................  (20,060)
                                                             --------
Net principal maturities of mortgages receivable............ $244,018
                                                             ========

  The activity in the mortgages receivable allowance for doubtful accounts is as follows (amounts in thousands):

                                                                                       December 31,
                                                                        ---------------------------------------------------
                                                                           1999                  1998                1997
                                                                        --------              --------              -------
Balance, beginning of the period............................            $ 22,869              $ 22,916              $17,328
Decrease in allowance for purchased mortgages
   receivable...............................................                (440)                 (584)                (718)
Decrease in allowance for mortgages sold....................                  --                (1,956)                  --
Increase in allowance related to acquired company...........                  --                 4,930                1,265
Provision for mortgages receivable doubtful accounts........              49,703                11,409                7,234
Receivables charged off.....................................             (52,072)              (13,846)              (2,193)
                                                                        --------              --------              -------
Balance, end of the period..................................            $ 20,060              $ 22,869              $22,916
                                                                        ========              ========              =======

                           December 31, 1999 and 1998

  The provision for doubtful accounts for 1999, 1998, and 1997 includes $2.6 million, $1.2 million, and $1.4 million, respectively, for other receivables.

  Additionally, the Company has accrued interest receivable related to mortgages receivable of $3.3 million and $8.0 million at December 31, 1999 and 1998, respectively. The accrued interest receivable at December 31, 1999 and 1998 is net of an allowance for doubtful accounts of $0.6 million and $1.1 million, respectively, and is included in other receivables, net.

5. SALES OF MORTGAGES RECEIVABLE

  For the year ended December 31, 1999, the Company recognized a pretax gain of $5.4 million, net of expenses, on the sale of $186.0 million of mortgages receivable, comprised of: (i) $136.6 million of mortgages receivable which were sold into the Company's Mortgages Receivable Conduit Facility (the "Conduit Facility"), the majority of which were subsequently part of securitizations;
(ii) $16.2 million of mortgages receivable which were part of the 1999-A Securitization (defined below); (iii) $12.8 million of mortgages receivable which were part of the 1999-B Securitization (defined below); and (iv) $20.4 million of mortgages receivable which were sold to a finance company.

  Under the terms of the Conduit Facility, the Company sells mortgages receivable through a wholly-owned special purpose entity at 95% of face value, before a required 6% cash reserve, without recourse to the Company. The Company then retains 100% of the excess spread over the borrowing rate. The $136.6 million of mortgages receivable which were sold into the Conduit Facility had a 9 year weighted average remaining life and a weighted average interest rate of 15%.

  In May 1999, the Company completed the sale through a Securitization of $100 million principal amount of its Vacation Ownership Receivables-Backed Notes 1999-A ("1999-A Securitization"). These fixed rate notes were issued at 94% of the $106.8 million outstanding mortgages receivable principal balances and bear interest at a weighted average rate of 6.7%. The 1999-A Securitization generated approximately $97 million in cash (after funding a reserve account and paying transaction expenses), which the Company used to repay a portion of amounts outstanding on the Conduit Facility and Senior Credit Facility. Of the $106.8 million mortgages receivable included in the 1999-A Securitization, all but $16.2 million had previously been sold into the Company's Conduit Facility during the fourth quarter of 1998 or the first quarter of 1999. The receivables had an 8 year weighted average remaining life and a weighted average interest rate of 15%.

  In December 1999, the Company completed the sale through a Securitization of $58.7 million principal amount of its Vacation Ownership Receivables-Backed Notes 1999-B ("1999-B Securitization"). These fixed rate notes were issued at 90% of the $65.2 million outstanding mortgages receivable principal balances, bear interest at a weighted average rate of 7.9% and are without recourse. The 1999-B Securitization generated approximately $55 million in cash (after funding a reserve account and paying transaction expenses), which the Company used to repay amounts outstanding on the Conduit Facility and the Senior Credit Facility. Of the $65.2 million mortgages receivable included in the 1999-B Securitization, all but $12.8 million had previously been sold into the Company's Conduit Facility during 1999. These receivables had a 9 year weighted average remaining life and a weighted average interest rate of 15%.

   During 1999, the Company also sold to a finance company $20.4 million of gross mortgages receivable for $19.5 million in cash in seven separate transactions. The Company sold these receivables at 95% of par value with a 50% participation in the remaining interest spread. These receivables had an 8 year weighted average remaining life and a weighted average interest rate of 15%.

   As a result of the 1999-A Securitization, the 1999-B Securitization, the sales of mortgages receivable into the Conduit Facility and the sales of mortgages receivable to a finance company, the Company generated retained interests of $39.6 million. At December 31, 1999, the Company marked the retained interest to market and recorded a $5.5 million realized loss on available-for-sale securities. Retained interests are valued by the Company assuming an 11% to 14% gross default rates (before recoveries), a 13% to 23% prepayment rates, and a 16% discount rate, as deemed appropriate by the Company depending on the seasoning and age of the mortgages receivable pool as well as the terms and conditions of each separate sales transaction. The retained interests are classified as available-for-sale based on management's intent and the existence of prepayment options.

                           December 31, 1999 and 1998


6. REAL ESTATE AND DEVELOPMENT COSTS

  Real estate and development costs and accumulated Vacation Interests cost of sales consist of the following (amounts in thousands):

                                                                                                    December 31,
                                                                                           ------------------------------
                                                                                             1999                 1998
                                                                                           ---------            ---------
Land............................................................................           $ 100,615            $ 102,653
Development cost, excluding capitalized interest................................             660,736              536,053
Capitalized interest............................................................              40,257               28,992
                                                                                           ---------            ---------
   Total real estate and development costs......................................             801,608              667,698
Less accumulated Vacation Interest cost of sales................................            (438,074)            (331,078)
                                                                                           ---------            ---------
   Net real estate and development costs........................................           $ 363,534            $ 336,620
                                                                                           =========            =========

  In 1999, the Company classified certain non-core properties as assets held for sale. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company recorded a $16.7 million write-down associated with these properties in the fourth quarter of 1999. The carrying value of these assets was written down to the estimated net realizable value based in part on offers from prospective third party buyers of these properties less related sales costs. Accordingly, actual results could vary significantly from these estimates.

  As of December 31, 1999, the Company had commenced sales of Vacation Interests at certain projects, or phases of certain projects, that are expected to be completed during 2000. The estimated cost to complete the projects, or the specific phases of the projects, is approximately $38 million.

7.    PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (amounts in thousands):

                                                                                               December 31,
                                                                                      ---------------------------------
                                                                                           1999               1998
                                                                                      --------------     --------------
Land............................................................................           $ 11,051            $  9,134
Buildings and leasehold improvements............................................             48,697              31,410
Furniture and equipment.........................................................             95,285              55,242
                                                                                           --------            --------
   Total property and equipment.................................................            155,033              95,786
Less accumulated depreciation and amortization..................................            (24,712)            (14,661)
                                                                                           --------            --------
   Property and equipment, net..................................................           $130,321            $ 81,125
                                                                                           ========            ========

     Depreciation and amortization expense related to property and equipment was $12.0 million, $6.5 million, and $2.8 million in 1999, 1998, and 1997, respectively.

                           December 31, 1999 and 1998

8. INTANGIBLE ASSETS

   Intangible assets and accumulative amortization consist of the following (amounts in thousands):

                                                                                               December 31,
                                                                                     ----------------------------------
                                                                                         1999                1998
                                                                                     --------------      --------------
Goodwill........................................................................           $ 78,547            $ 74,600
Debt issuance costs.............................................................             22,881              22,119
Loan origination fees...........................................................             10,276               8,669
Other...........................................................................              6,696               1,695
                                                                                           --------            --------

  Total intangible assets.......................................................            118,400             107,083
Less accumulated amortization...................................................            (16,472)            (10,360)
                                                                                           --------            --------
   Net intangible assets                                                                   $101,928            $ 96,723
                                                                                           ========            ========

  Amortization expense was $3.8 million, $4.1 million and $3.7 million in 1999, 1998 and 1997, respectively. Amortization of capitalized financing costs, included in interest expense, was $5.4 million and $3.2 million in 1999 and 1998, respectively. In addition, $1.6 million of amortized intangibles were retired from the related asset and accumulated amortization accounts in 1999.

9. NOTES PAYABLE

  Notes payable consist of the following (amounts in thousands) (Subsequent to December 31, 1999, the terms and conditions of several of the following credit lines were materially changed, as described in Note 19):

                                                                                                  December 31,
                                                                                        --------------------------------
                                                                                             1999              1998
                                                                                       ----------------  ----------------
Endpaper loans with interest payable monthly at prime plus 2% to prime plus
   3% (10.5% to 11.5% at December 31, 1999), payable in monthly installments of principal and interest equal to 100% of all proceeds of the
   receivables collateral collected during the month; due from 2003-2007.............          $ 18,989          $ 30,537

Lines of credit, collateralized by certain by certain inventory.  Interest is payable monthly at LIBOR plus 3.75% (9.6% at December 31, 1999).  Principal is payable upon the sooner of the sale of the collaterialized inventory
  or from 2003-2004..................................................................            69,864                --

Lines of credit, collaterialized by pre-sale and unseasoned mortgages receivable.  Interest is payable monthly at LIBOR plus 2.75% to 3.25%
   (8.6% to 9.1% at December 31, 1999). Principal is due as the
   collaterialized mortgages receivable become seasoned or September 2002............             8,960                --

Senior Credit Facility of $60 million with interest payable quarterly at rates ranging from LIBOR plus 1.5% to LIBOR plus 2% (7.3% to 7.8% on
   December 31, 1999); collateralized by specific mortgages receivable; due
   December 2002.....................................................................            23,242            17,110

Securitized notes, collateralized by certain mortgages receivable. Interest and
   principal is payable monthly at an average interest rate of 6.7% due 2014.........            64,683            87,578

Securitized notes, collateralized by certain mortgages receivable. Interest and
   principal is payable monthly at an average interest rate of 7.75% due 2004........             2,753             6,900

9.25% Senior Notes, interest due May and November, principal due May
   2006..............................................................................           140,000           140,000

                          December 31, 1999 and 1998

9.75% Senior Subordinated Notes, interest due April and October and
   principal due October 2007........................................................          200,000          200,000
5.75% Convertible Subordinated Notes, interest payments due January and
   July, principal due January 2007..................................................          138,000          138,000
Other notes payable..................................................................           15,469            6,964
                                                                                              --------         --------
Total notes payable                                                                           $681,960         $627,089
                                                                                              ========         ========

  On December 31, 1999, the Company revised its Senior Credit Facility to expand its eligibility criteria to accept a wider range of less seasoned mortgages receivable as collateral into the Senior Credit Facility. The Company also reduced its size to $60 million from $117.5 million, which coincided with the establishment of a new $125 million receivables warehouse facility. At December 31, 1999, the interest rate of the Senior Credit Facility would vary between LIBOR plus 1.50% and LIBOR plus 2.00% depending on the Company's Total Debt-to-Capital Ratio.

  In September 1999, the Company entered into a $50 million inventory line to finance certain of its unsold vacation interests inventory (the "Inventory Line"). The Inventory Line had $48.3 million outstanding on December 31, 1999 and was in addition to an existing inventory loan with the same lender that had $21.6 million outstanding at December 31, 1999. The maturity of the Inventory Line is September 30, 2003 and the maturity of the existing loan is March 1, 2004.

  Also in September 1999, the Company entered into a $15 million pre-sale/unseasoned line (the "Pre-sale Line") to finance certain mortgages receivable. At December 31, 1999, the interest rate of the Pre-sale Line would vary between LIBOR plus 2.75% to 3.25% or, reference rate plus 1.00% to 1.50%, depending on the amount outstanding.

  On December 31, 1999, a new $125 million receivables warehouse facility was established but not funded at the time and has remained unused. The Company is still negotiating the use of this receivable warehouse facility, but has not considered it in determining the Company's availability.

  At December 31, 1999, the Company was in default of certain covenants on the above credit facilities. Subsequent to year end the Company obtained waivers and renegotiated its covenants as more fully described in Note 19.

  At December 31, 1998, the Company had $98.2 million available on the Senior Credit Facility, $24.9 million available on the Conduit Facility and no amounts available on the endpaper loans.

  The Convertible Notes are convertible into Common Stock at any time prior to maturity, unless previously redeemed, at a conversion price of $30.417 per share, subject to adjustment under certain events.

  The Company's loan agreements contain certain covenants, the most restrictive of which requires the Company to maintain a minimum interest coverage ratio. At December 31, 1999, the Company was in compliance with all covenants as subsequently amended or waived (see Note 19). Dividends are restricted by certain of the Company's debt agreements.

  The expected maturities of indebtedness are as follows (amounts in thousands):

Due in the year ending December 31
----------------------------------
2000.............................................................     $ 49,719
2001.............................................................       30,681
2002.............................................................       16,195
2003.............................................................       61,937
2004.............................................................       11,349
2005 and thereafter..............................................      512,079
                                                                      --------
Total............................................................     $681,960
                                                                      ========

                           December 31, 1999 and 1998

10. RELATED PARTY TRANSACTIONS

  At December 31, 1999 and 1998, respectively, the Company had accrued $3.3 million and $7.3 million as net receivables from various homeowners' associations at its resorts. The Company generally accrues receivables from homeowners' associations for management fees and certain other expenses. Payables to the homeowners' associations consist primarily of maintenance fees for units owned by the Company. All of these amounts are classified as due from related parties in the accompanying consolidated balance sheets.

  As of December 31, 1999, the Company had accounts receivable and notes receivable of $0.2 million, and $5.9 million, respectively, from the Company's joint ventures in Poipu Point, Hawaii and Kaanapali, Hawaii. As of December 31, 1998, these accounts receivable and notes receivable balances due from Poipu Point, Hawaii, Kaanapali, Hawaii and St. John, U.S. Virgin Islands were $2.8 million and $11.9 million, respectively. The accounts receivable relate to certain reimbursable operating and development expenses. The notes receivable represent loans made to the projects for start-up and development activities.

   In 1999, the Company reimbursed to Mr. Gessow, then co-chairman of the Board of Directors of Sunterra Corporation, approximately $0.4 million related to the use of personal aircraft for business of the Company.

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

  The Company has been previously reimbursed $275,639 by The Whitehall Fund of Goldman Sachs and Apollo, the Company's partners in the Kaanapali Resort, for their pro rata portion of such expenses.


11. LEASES

  In September 1999, the Company entered into two agreements for the sale and leaseback of computer hardware. At the end of the lease, the Company has the option to purchase the computer hardware at a price to be determined by the Lessor and the Company, extend the lease for seven months, or return the equipment to the Lessor. Of the two leases, one is classified as an operating lease and one is classified as a capital lease in accordance with SFAS No. 13, Accounting for Leases. (SFAS 13).

    For the lease classified as an operating lease, the book value and associated depreciation of the computer hardware of approximately $2.3 million and $0.2 million respectively, have been removed from the accounts and the gain realized on the sale approximating $0.2 million has been deferred. The deferred gain will be credited to income as rent expense adjustments over the 36 month lease term. Payments under the lease approximate $0.8 million annually, commencing in December 1999.

   For the lease classified as a capital lease, the book value and associated depreciation of the computer hardware of approximately $2.6 million and $1.0 million respectively, have been reclassified under leased property. An obligation under capital leases has been recorded for $2.4 million. The gain realized on the sale approximating $1 million has been deferred. The gain will be amortized in proportion to the amortization of the leased property. Payments under the lease approximate $0.9 million annually, commencing in December 1999.

                           December 31, 1999 and 1998

   At December 31, 1999, future minimum lease payments on capital and operating leases were as follows (in thousands):

                                                                Capital           Operating
Year Ending December 31                                         Leases            Leases
----------------------------------------------------------- ----------------  -----------------

2000.......................................................          $1,098              $  809
2001.......................................................           1,024                 809
2002.......................................................             831                 742
                                                                     ------              ------
Total minimum lease payments...............................          $2,953              $2,360
                                                                                         ======
Imputed interest rate of 9.6%..............................            (364)
                                                                     ------
Present value of minimum lease payments....................          $2,589
                                                                     ======


12. COMMITMENTS AND CONTINGENCIES

   The Company is involved in several class action lawsuits against the Company and certain directors, officers, and former officers. The class actions allege violation of Federal Securities laws on behalf of persons who purchased the Company's common stock from October 4, 1998, through January 19, 2000, or from October 6, 1998, through January 19, 2000, and seeks recovery of unspecified damages. A damages award in excess of any available insurance could have a material adverse effect on the Company.

  In addition, the Company is currently subject to litigation and claims regarding employment, tort, contract, construction, and commission disputes, among others. In the judgment of management, none of such litigation or claims against the Company is likely to have a material adverse effect on the Company's financial statements or its business.

  The Company owns a partnership interest in the Embassy Vacation Resort at Poipu Point, Koloa, Kauai, Hawaii. Under the terms of the partnership agreement, the Company could be required to purchase the other partner's interest. At December 31, 1999, the Company does not believe that the events requiring such purchase are likely to occur.


13. FAIR VALUE OF FINANCIAL INSTRUMENTS

  SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

  Cash and cash equivalents and cash in escrow: The carrying amount reported is in the balance sheet for cash and cash equivalents and cash in escrow approximates their fair value because of the short maturity of these instruments.

  Retained interests: The carrying amount reported in the balance sheet for retained interests approximates its fair value based on the assumptions disclosed in Note 5.

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

                           December 31, 1999 and 1998

  Derivative instruments: The Company has two offsetting interest rate cap agreements. These agreements both expire on December 21, 2001 and have identical but offsetting settlement terms. The special purpose entity related to the Company's conduit facility is the receiving party of any payments from the counterparty institution and the Company is the paying party to that counterparty. The notional amounts are $100 million each. Cash settlements under these agreements only occur if LIBOR exceeds 7.50%. The special purpose entity will use only that portion of its settlement received that is needed to cover its interest and cash obligations with the remainder paid to the Company. To date no payments have occurred under these agreements. As of December 31, 1999, the cost to terminate these agreements is not material.


14. STOCK OPTIONS

  The Company issued 502,773, 2,749,600 and 1,054,500 stock options during 1999, 1998, and 1997, respectively. The Company accounts for these options under APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. Under SFAS 123, Accounting for Stock-Based Compensation, the Company's unaudited net loss would have been $22.1 million and both basic and diluted unaudited loss per share would have been $0.62 on an unaudited pro forma basis for the year ended December 31, 1999. The Company's unaudited net income would have been $38.7 million, and basic and diluted unaudited earnings per share would have been $1.08 and $1.06, respectively, for the year ended December 31, 1998. The Company's unaudited net income would have been $16.9 million, and basic and diluted unaudited earnings per share would have been $0.48 and $0.47, respectively, for the year ended December 31, 1997. As of December 31, 1999, 1,181,772 options were available for grant under the Company's equity participation plans. A summary of the Company's stock options for the years ended December 31, 1999, 1998, and 1997 is presented in the following table:

                                                           1999                      1998                        1997
                                                  ----------------------  ---------------------------  ---------------------------
                                                               Weighted                   Weighted                    Weighted
                                                               Average                     Average                     Average
                                                               Exercise                   Exercise                    Exercise
                                                  Options       Price        Options        Price        Options        Price
                                                -----------  ------------  -----------  -------------  -----------  -------------
Outstanding options, beginning
   of year....................................   5,192,200         $10.21   3,289,407          $14.45   2,653,500          $10.29
Granted.......................................     502,773          12.32   2,749,600           13.49   1,054,500           23.99
Exercised.....................................     (93,550)          8.29        (600)           9.33    (250,180)           9.33
Forfeited.....................................    (503,525)         12.78    (846,207)          28.60    (168,413)          16.42
                                                ----------                 ----------                  ----------
Outstanding options, end of year..............   5,097,898         $12.58   5,192,200          $10.21   3,289,407          $14.45
Exercisable at end of year....................   2,743,297         $12.20   1,078,490          $10.41     817,528          $10.50
                                                ==========                 ==========                  ==========
Weighted average fair value
   of options granted.........................       $8.50                      $5.64                       $5.32

  All stock options issued by the Company were issued to employees at fair market value on the grant date. The options range from 3 to 5 years for full maturity and the exercise prices range from $8.00 to $28.25.

  The weighted average fair value of options granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.39%, expected dividend yield of zero, expected volatility of 59%, and expected life of 8 years in 1999.

  The weighted average fair value of options granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.0%, expected dividend yield of zero, expected volatility of 35%, and expected lives of 3 to 5 years in 1998 and 1997.

                           December 31, 1999 and 1998

15. EMPLOYEE BENEFIT PLANS

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

  The Company has reserved a maximum of 750,000 shares of Common Stock for issuance pursuant to the Employee Stock Purchase Plan. As of December 31, 1999 and 1998, an aggregate of 67,783 and 29,269 shares, respectively, had been issued pursuant to the Employee Stock Purchase Plan.

  The Company also has established a qualified retirement plan (401(k) Plan), with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code of 1986, as amended. Subject to certain limitations, the 401(k) Plan allows participating employees to defer up to 15% of their eligible compensation on a pre-tax basis. Although the 401(k) Plan allows the Company to make discretionary matching contributions of up to 50% of employee contributions, the Company did not make any such matching contributions during 1999, 1998, or 1997.


16. INCOME TAXES

The components of the (benefit) provision for income taxes are summarized as follows (in thousands):

Year ended December 31                                          1999                   1998                  1997
------------------------------------------------------  ---------------------  --------------------  --------------------
Current:
    Federal...........................................              $ (2,162)              $ 8,570                $ 2,194
    State.............................................                    (9)                1,666                    461
    Foreign...........................................                 3,934                 5,691                  2,533
                                                                    --------               -------                -------
Total current provision for income taxes                               1,763                15,927                  5,188
                                                                    --------               -------                -------
Deferred:
    Federal...........................................                (9,807)               11,385                 16,125
    State.............................................                (1,590)                1,301                  1,843
    Foreign...........................................                  (598)                 (242)                    --
                                                                    --------               -------                -------
Total deferred (benefit) provision
   for income taxes...................................               (11,995)               12,444                 17,968
                                                                    --------               -------                -------
(Benefit) provision for income taxes..................              $(10,232)              $28,371                $23,156
                                                                    ========               =======                =======

                           December 31, 1999 and 1998

   The reconciliation between the statutory provision for income taxes and the actual (benefit) provision for income taxes is shown as follows (amounts in thousands):

Year ended December 31                                          1999                   1998                  1997
------------------------------------------------------  ---------------------  --------------------  ---------------------

Income tax at U.S. federal statutory rate.............              $ (9,679)              $25,461                $15,205
State tax, net of federal benefit.....................                  (968)                1,929                  1,738
Difference in foreign tax rates.......................                (1,265)                 (202)                  (994)
Non-deductible expenses...............................                 1,132                   610                  3,192
Deferred income taxes recorded upon acquisition of
   previously non-taxable entities....................                    --                    --                 (1,050)
Non-taxable income from entities......................                    --                    --                  5,960
Other.................................................                   548                   573                   (895)
                                                                    --------               -------                -------
(Benefit) provision for income taxes..................              $(10,232)              $28,371                $23,156
                                                                    ========               =======                =======

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax liabilities were as follows (amounts in thousands):

Year ended December 31                                          1999                   1998                   1997
------------------------------------------------------  ---------------------  ---------------------  ---------------------

Deferred tax assets:
   Allowance for doubtful accounts....................              $  9,108               $ 12,084               $  8,867
   Fixed assets and inventory.........................                 2,826                  1,666                  1,305
   Accrued liabilities................................                 1,666                  1,961                  4,152
   Adjustment to basis of partnership property........                   312                  1,429                  3,474
   Net operating loss carryover.......................                29,498                 33,250                 29,439
   Foreign tax credit carryover.......................                 1,340                    991                     62
   Foreign net operating loss carryover...............                 1,129                     --                     --
   Capital loss carryover.............................                 1,377                     --                     --
   Minimum tax credit carryover.......................                 3,384                  8,840                  5,776
   Other..............................................                 1,900                  1,963                    367
                                                                    --------               --------               --------
      Total gross deferred tax assets.................                52,540                 62,184                 53,442
   Valuation allowance................................                  (929)                    --                 (2,367)
                                                                    --------               --------               --------

      Total net deferred tax assets...................                51,611                 62,184                 51,075
Deferred tax liabilities:
   Installment sales..................................               (60,765)               (87,536)               (73,818)
   Percentage of completion...........................                   (96)                (4,784)                  (160)
   Technology expenses................................                (5,848)                    --                     --
   Other..............................................                (3,145)                  (848)                  (849)
                                                                    --------               --------               --------

      Total deferred tax liabilities..................               (69,854)               (93,168)               (74,827)
                                                                    --------               --------               --------
Net deferred taxes....................................              $(18,243)              $(30,984)              $(23,752)
                                                                    ========               ========               ========

   At December 31, 1999, the Company had available approximately $75 million of unused Federal net operating loss carryforwards (the "NOLs") that may be applied against future taxable income. These NOLs expire on various dates from 2004 through 2019.

    The valuation allowance of $2.4 million in 1997 was related to loss carryforwards acquired in a 1997 company purchase. Deferred tax liabilities generated during 1998 favorably impacted the future realization of these loss carryforwards resulting in the reversal of this reserve. Income taxes currently payable have not been affected by the change in reserve. The reversal of the reserve reduced the goodwill recorded on the 1997 company acquisition.

                           December 31, 1999 and 1998

   The valuation allowance of $0.9 million in 1999 was related to loss carryforwards of the Japanese operations. Under the provisions of SFAS No. 109, the Company has recorded a valuation allowance to reserve against 100% of this asset due to the uncertainty of the realization of such asset.

    Provision has not been made for taxes on approximately $26.7 million of undistributed earnings of foreign subsidiaries. Those earnings have been and are expected to be reinvested in the foreign subsidiaries. These earnings could become subject to additional tax if they were remitted to the Company, or if the Company were to sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings; however, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. tax and offset any foreign tax.


17. SEGMENT AND GEOGRAPHIC INFORMATION

  The Company operates in one industry segment, which includes the marketing, sales, financing, and management of vacation ownership resorts, and two geographic segments. The Company's areas of operation outside of the United States include Mexico, Canada, Netherlands Antilles, United Kingdom, Japan, Spain, Portugal, Austria, Italy, and France. The Company's management evaluates performance of each segment based on profit or loss from operations before income taxes not including extraordinary items and the cumulative effect of change in accounting principles. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see
Note 2). The Company's customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of the Company's sales. Information about the Company's operations in different geographic locations is shown below (amounts in thousands):


1999                                                   United States      Foreign         Eliminations            Total
                                                      ----------------  ------------  ---------------------  ----------------
   Total revenues...................................         $375,543       $131,425                              $  506,968
   (Loss) income before income tax (benefit)
     provision......................................          (53,162)        25,508                                 (27,654)
   Identifiable assets..............................          954,820        201,824               (98,234)        1,058,410
1998
   Total revenues...................................         $331,566       $118,388                              $  449,954
   Income before provision for income taxes,
     extraordinary items, and cumulative effect.....           53,331         19,414                                  72,745
  Identifiable assets...............................          939,069        176,497               (94,434)        1,021,132
1997
  Total revenues....................................         $270,296       $ 67,397                              $  337,693
  Income before provision for income taxes and
     extraordinary items............................           31,177         12,267                                  43,444
  Identifiable assets...............................          701,509         91,593               (31,957)          761,145


18. DISPOSITIONS AND ACQUISITIONS

  In December 1999, the Company sold its 50% share in joint venture partnerships with affiliates of Westin Hotels for $7.8 million in cash. The Company had previously entered into partnerships with affiliates of Westin Hotels to acquire, develop, manage, operate, market and sell vacation interests in a resort located in St. John, U.S. Virgin Islands and a resort to be developed in Rancho Mirage, California. In December 1999, the Company sold its interests in these partnerships to Starwood Hotels & Resorts Worldwide, Inc., the parent company of Westin Hotels. The loss is netted against equity gain on investment in joint ventures in the consolidated income statement for the year ended December 31, 1999.

                           December 31, 1999 and 1998

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

  On May 15, 1997, the Company consummated its acquisition by merger (the "PRG Acquisition") of PRG, a Williamsburg, Virginia, based developer, owner and operator of vacation ownership resorts in Williamsburg, Virginia. PRG was incorporated in April 1997 through a private placement of its common stock in which certain predecessor joint ventures and corporations (the "PRG Entities") exchanged their interests for shares of PRG's common stock. The PRG Acquisition was consummated through the issuance of 3,601,844 shares of the Company's common stock. The PRG Acquisition has been treated as a pooling-of-interests and is reflected in the accompanying consolidated financial statements as if it took place at the beginning of the earliest period presented.

  On August 28, 1997, the Company consummated its acquisition by merger of 100% of the capital stock of LSI in exchange for 1,996,401 newly-issued shares of the Company's common stock and approximately $1.0 million in cash (the "LSI Acquisition"). United Kingdom based LSI is a developer, owner and operator of vacation ownership resorts located in Europe. Through its Grand Vacation Club, LSI operates a points-based club system. The LSI Acquisition has been treated as a pooling-of-interests and is reflected in the accompanying consolidated financial statements as if it took place at the beginning of the earliest period presented.

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

                                                                    1998                1997
                                                                -----------         ------------
Assets acquired in acquisitions:
   Cash in escrow.........................................         $      6             $   857
   Mortgages receivable, net..............................           74,655              14,509
   Due from related parties...............................              317               1,175
   Other receivables, net.................................            2,091               2,719
   Prepaid expenses and other.............................            1,170                 377
   Real estate and development costs......................           19,833              10,834
   Property and equipment, net............................            8,362               3,202
   Goodwill in conjunction with
       acquisitions.......................................           37,421              35,186
                                                                   --------             -------
   Total assets acquired in
       acquisitions.......................................         $143,855             $68,859
                                                                   ========             =======
Liabilities assumed in acquisitions
   Accounts payable.......................................            5,995               8,666
   Accrued liabilities....................................            3,005              21,359
   Due to related parties.................................               --                  12
   Deferred income taxes..................................              258               1,012
   Notes payable..........................................           35,257                 227
   Cumulative translation adjustment......................               --                 277
                                                                   --------             -------
Total liabilities assumed in acquisitions.................         $ 44,515             $31,553
                                                                   ========             =======

                           December 31, 1999 and 1998

     The following table sets forth certain unaudited pro forma information for the Company's purchases as if they had occurred as of the beginning of the year acquired and the immediately preceding year for 1998 and 1997 (amounts in thousands, except per share data).


                                                                                     Pro Forma
                                                               Actual               Adjustments               Total
                                                            -----------             ------------          -------------
                                                                                     (unaudited)            (unaudited)
Year ended December 31, 1998
Total Revenues.......................................         $449,954               $(17,362)             $432,592
Net Income...........................................           42,779                 (2,510)               40,269
Basic EPS............................................         $   1.19                                     $   1.12
Diluted EPS..........................................         $   1.16                                     $   1.10

Year ended December 31, 1997
Total revenues.......................................         $337,693               $ 67,932              $405,625
Net income...........................................           19,522                 (1,758)               17,764
Basic EPS............................................         $   0.55                                     $   0.50
Diluted EPS..........................................         $   0.54                                     $   0.49


19.  SUBSEQUENT EVENTS

     In the first quarter of 2000, funding availability under the Company's facilities and lines was curtailed based on anticipated covenant violations that would be reported for the 1999 fourth quarter. As a result, the full use of these facilities was temporarily withheld, and access to liquidity under these facilities was granted on an individual request basis pending the completion of waivers and amendments to the related agreements. Presently, these waivers and amendments are in place and provide for the Company's compliance with the covenants and terms of the agreements as of December 31, 1999. Access to the availability under these facilities was also reestablished, although on a limited basis as compared to the original terms of the facilities.

     On February 9, 2000, the Company agreed to limit the maximum aggregate amount available under the Conduit Facility established in connection with the Company's off-balance-sheet securitizations to $64.1 million. In addition, the interest rate of the facility was changed to the prime rate of the agent. On December 31, 1999, $51.3 million was outstanding under the Conduit Facility; $12.8 million of availability under the Conduit Facility was used in February 2000.

     On March 9, 2000 the Company amended its Senior Credit Facility. The amendment waived certain covenants and representations and warranties in the Senior Credit Facility agreement that could not be satisfied as of December 31, 1999. As of March 30, 2000, the Company had entered into amendments to its Senior Credit Facility limiting outstanding borrowings to $35.4 million, requiring quarterly reductions to the commitment during 2000, revising the maturity date to January 2, 2001, and setting the borrowing rate at the reference rate plus 2.00%. The reference rate is the higher of the Federal Funds Rate plus 0.50% or the agent's prime rate. On December 31, 1999, $23.2 million was outstanding under the Senior Credit Facility; the $12.2 million of availability under the new maximum borrowing limitation was used in the first quarter of 2000.

     On March 14, 2000, availability under our Inventory Line was increased by $25 million to $75 million and the interest rate was raised 0.75% to LIBOR plus 4.50%. Additionally, on March 14, 2000, the Company issued 500,000 warrants to the lender for the purchase of shares of common stock at an exercise price of $3 per share. As of March 16, 2000, $15.6 million remained available under the Inventory Line.

     On March 20, 2000 a waiver was granted of certain covenants and representations and warranties pertaining to the Company's Pre-sale
Line that could not be satisfied as of December 31, 1999. As of March 30, 2000, the Company had entered into amendments to its Pre-sale Line limiting outstanding borrowings to $9.6 million, requiring quarterly reductions to the commitment during 2000, revising the maturity date to January 3, 2001, and setting the borrowing rate at the reference rate plus 3.25%. The reference rate is defined as the lender's variable rate index. On December 31, 1999, $9.0 million was outstanding under the facility; the remaining availability of $0.6 million has not been borrowed.

                           December 31, 1999 and 1998

     After December 31, 1999, further advances on the bulk purchase line and forward purchase commitment for mortgages receivable will be made at the discretion of the provider. On December 31, 1999, a new $125 million receivables warehouse facility was established but not funded at the time and has remained unused. The Company is still negotiating the use of this facility, but has not considered it in determining our availability. Effective January 20, 2000, the Company cancelled a $5.0 million unsecured bank line of credit as its terms did not permit access to the line upon the occurrence of a violation in any other agreement.

     The Company is involved in continuing discussions with its lenders with respect to funding its current operations through its Senior Credit Facility, Conduit Facility, Inventory Line and Pre-sale Line. In addition to discussions regarding its existing facilities, the Company is currently negotiating with other financial institutions additional revolving mortgages receivable warehouse facilities and mortgages receivable non-recourse sales facilities.

     As a result of the reduction of planned construction and acquisitions, the sale of non-core properties, the increase in its inventory line, and the negotiations underway with respect to additional mortgages receivable credit facilities, the Company expects that it will be able to realize its assets and satisfy its liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.