Form 10-Q
period 2000-03-31
SUNTERRA CORP
filed 2000-05-19
CIK 1016577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 2000

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

                             1781 PARK CENTER DRIVE
                             ORLANDO, FLORIDA 32835
          -----------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)


                                 (407) 532-1000
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                  SUNTERRA.COM
                         ------------------------------
                         (REGISTRANT'S WEBSITE ADDRESS)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X] Yes     [ ] No

     Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share as of May 12, 2000: 36,025,486.

                              SUNTERRA CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Introduction.........................................................  3

Item 1.  Financial Statements

         Consolidated Statements of Income for the three
           months ended March 31, 2000 and March 31, 1999............. 4

         Consolidated Balance Sheets as of March 31, 2000 and
           December 31, 1999.........................................  5

         Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and March 31, 1999...................  6

         Notes to the Consolidated Financial Statements..............  7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................  11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..  15


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..........................................   16

Item 3.  Defaults Upon Senior Securities............................   16

Item 6.  Exhibits and Reports on Form 8-K...........................   17

Signatures..........................................................   17

                         PART I. FINANCIAL INFORMATION

INTRODUCTION

         As indicated in Management's Discussion and Analysis of Financial Condition and Results of Operation and in Notes 1 and 6 of the financial statements, there is currently no availability under any of the Company's existing credit facilities and cash on hand is also very limited.

         Also in these sections, the Company indicates several important events related to its outstanding notes and credit lines. First, the Company did not make the payment of $6.5 million on its $140 million in senior notes scheduled for May 15th; there is, however, a 30 day cure period before this becomes an event of default. In addition, the decline in the Company's net worth as a result of the quarter's net loss has resulted in violations of net worth and net worth-related covenants in its senior bank credit facility, pre-sale line and inventory line. Moreover, the Company did not make the mandatory pay down on May 1, 2000, of $4.0 million under the senior bank credit facility and $1.1 million on the pre-sale line, which has resulted in an event of default under these agreements. At the current time, the Company does not have waivers on these violations.

         Furthermore, although the Company began funding against a newly opened $25 million mortgages receivables warehouse facility in April, that facility is now closed to any further borrowings because a related proposal to open a $100 million facility for the non-recourse sale of mortgages receivables was recently withdrawn.

         The Company is actively pursuing alternatives to maintain liquidity, including the sale of major assets. However, if these initiatives are not successful -- and there is no assurance they will be -- then the Company is unlikely to be able to continue operations.

         At the same time that it is seeking additional sources of liquidity, the Company is in discussions with banks and financial institutions to seek waivers of the violations of its existing credit agreements and to obtain their agreement not to pursue various remedies in the event of default on these facilities, including declaring the entire indebtedness due and payable. However, the Company can give no assurance that such an agreement can be reached or what the terms of such an agreement would be. Additionally, an uncured event of default under these credit facilities and indentures could trigger a default under other agreements to which the Company is a party, including the senior notes, senior subordinated notes and convertible subordinated notes. An event of default under any of these agreements could materially adversely affect the Company by, among other things, causing all of the Company's indebtedness to become immediately due and payable.

ITEM 1. FINANCIAL STATEMENTS

                              SUNTERRA CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                  Three Months Ended March 31, 2000 and 1999
         (Amounts in thousands except per share data, unaudited)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   ----------------------
                                                                      2000         1999
                                                                   ---------    ---------
Revenues:
   Vacation Interests sales ....................................   $  81,573    $  92,561
   Interest income .............................................       9,731       11,339
   (Loss)gain on sales of mortgages receivable .................        (139)       1,597
   Other income ................................................       6,967        8,788
                                                                   ---------    ---------
       Total revenues ..........................................      98,132      114,285
                                                                   ---------    ---------
Costs and Operating Expenses:
   Vacation Interests cost of sales ............................      20,806       22,452
   Advertising, sales and marketing ............................      49,071       42,670
   Provision for doubtful accounts .............................       2,794        2,290
   Loan portfolio expenses .....................................       2,758          897
   General and administrative ..................................      18,706       15,050
   Depreciation and amortization ...............................       6,076        3,413
   Restructuring costs and asset write-downs ...................       8,876         --
                                                                   ---------    ---------
       Total costs and operating expenses ......................     109,087       86,772
                                                                   ---------    ---------
   (Loss) income from operations ...............................     (10,955)      27,513
Interest expense, net of capitalized interest of $1,349 and
   $2,456 for the three months ended March 31, 2000 and 1999,
   respectively ................................................      14,798       12,090
Equity gain on investment in joint ventures ....................        (983)      (1,013)
Minority interest in loss of consolidated limited partnership ..         (29)         (10)
                                                                   ---------    ---------
(Loss) income before (benefit) provision for income taxes ......     (24,741)      16,446
(Benefit) provision for income taxes ...........................      (9,154)       6,414
                                                                   ---------    ---------
     Net (loss)income ..........................................   $ (15,587)   $  10,032
                                                                   ---------    ---------
(Loss) earnings per share:
     Basic: ....................................................   $   (0.43)   $    0.28
     Diluted: ..................................................   $   (0.43)   $    0.27
       Weighted average number of common shares outstanding ....      35,975       35,908
       Weighted average number of common and potentially .......
         dilutive common shares outstanding ....................      35,975       40,986

The accompanying notes are an integral part of these consolidated financial statements.

                              SUNTERRA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands except share and per share data)


                                                                             MARCH 31,       DECEMBER 31,
                                                                                2000            1999
                                                                            -----------      ------------
                                          ASSETS                            (unaudited)
Cash and cash equivalents .............................................     $    20,737      $    24,838
Cash in escrow and restricted cash ....................................          34,403           29,735
Mortgages receivable, net of an allowance of $19,389
  and $20,060 at March 31, 2000 and December 31, 1999,
  respectively ........................................................         249,091          244,018
Retained interests ....................................................          46,345           46,274
Due from related parties ..............................................          14,167           11,550
Other receivables, net ................................................          71,960           64,202
Income tax refund receivable ..........................................            --              2,315
Prepaid expenses and other assets .....................................          23,941           20,421
Investment in joint ventures ..........................................          20,399           19,274
Real estate and development costs .....................................         367,783          363,534
Property and equipment, net ...........................................         134,846          130,321
Intangible assets, net ................................................         104,237          101,928
                                                                            -----------      -----------
       Total assets ...................................................     $ 1,087,909      $ 1,058,410
                                                                            ===========      ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ......................................................     $    42,823      $    30,483
Accrued liabilities ...................................................         109,727           96,936
Income taxes payable ..................................................              37             --
Deferred taxes ........................................................          10,667           18,243
Notes payable .........................................................         711,654          681,960
                                                                            -----------      -----------
       Total liabilities ..............................................         874,908          827,622

Stockholders' equity:
Preferred stock (25,000,000 shares authorized; none
  issued or outstanding) ..............................................            --               --
Common stock($0.01 par value, 50,000,000 shares authorized;
  35,981,859 and 35,970,032 outstanding at March 31, 2000
  and December 31, 1999, respectively) ................................             360              360
Additional paid-in capital ............................................         164,533          164,419
Retained earnings .....................................................          53,572           69,159
Accumulated other comprehensive loss ..................................          (5,464)          (3,150)
                                                                            -----------      -----------
       Total stockholders' equity .....................................         213,001          230,788
                                                                            -----------      -----------
       Total liabilities and stockholders' equity .....................     $ 1,087,909      $ 1,058,410
                                                                            ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              SUNTERRA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Amounts in thousands, unaudited)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   ----------------------
                                                                     2000          1999
                                                                   --------      --------
Operating activities:
Net(loss)income ..............................................     $(15,587)     $ 10,032
Adjustments to reconcile net (loss) income to net cash used in operating activities:
   Depreciation and amortization .............................        6,076         3,413
   Provision for doubtful accounts ...........................        2,794         2,290
   Amortization of capitalized financing costs ...............        1,575         1,057
   Equity gain on investment in joint ventures ...............         (983)       (1,013)
   Resort property write-downs ...............................        2,836          --
   Minority interest in loss of consolidated limited
     partnership .............................................          (29)          (10)
   Loss (gain) on sales of mortgages receivable ..............          139        (1,597)
   Proceeds from sales of mortgages receivable ...............       14,742        21,348
Changes in operating assets and liabilities:
   Cash in escrow and restricted cash ........................       (4,668)      (17,677)
   Mortgages receivable ......................................      (24,583)      (35,031)
   Retained interests ........................................        1,231          (373)
   Due from related parties ..................................       (2,617)        1,752
   Other receivables, net ....................................       (7,713)        2,915
   Prepaid expenses and other assets .........................       (3,520)       (1,334)
   Real estate and development costs .........................       (7,085)       (9,142)
   Accounts payable and accrued liabilities ..................       24,902         9,861
   Income taxes payable ......................................        2,352         1,914
   Deferred income taxes .....................................       (7,576)        1,380
                                                                   --------      --------
Net cash used in operating activities ........................      (17,714)      (10,215)
                                                                   --------      --------
Investing activities:
Property and equipment .......................................       (9,470)      (12,008)
Intangible assets ............................................       (3,241)       (1,917)
Investment in joint ventures .................................         (142)          (44)
                                                                   --------      --------
Net cash used in investing activities ........................      (12,853)      (13,969)
                                                                   --------      --------
Financing activities:
Proceeds from notes payable ..................................        3,085        28,395
Payments on notes payable and mortgage-backed securities .....       (9,287)      (13,212)
Proceeds from credit line facilities, net of
  debt issuance costs ........................................       46,110        17,501
Payments on credit line facilities ...........................      (12,143)       (2,000)
Other ........................................................          114            56
                                                                   --------      --------
Net cash provided by financing activities ....................       27,879        30,740
                                                                   --------      --------
Net (decrease) increase in cash and cash equivalents .........       (2,688)        6,556
Effect of exchange rates on cash and cash equivalents ........       (1,413)       (2,566)
Cash and cash equivalents, beginning of period ...............       24,838        28,250
                                                                   --------      --------
Cash and cash equivalents, end of period .....................     $ 20,737      $ 32,240
                                                                   ========      ========
Supplemental disclosure of cash flow information:
Cash paid for interest .......................................     $  8,216      $  7,113
Cash paid for taxes, net of tax refunds ......................     $ (4,372)     $  2,902
Note Payable issued in connection with the acquisition of
  minority interest in limited partnerships ..................     $  1,152          --

The accompanying notes are an integral part of these consolidated financial statements.

                              SUNTERRA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Basis of Presentation

         The Company's financial statements for the first quarter of 2000 have been prepared assuming the Company will continue as a going concern. As discussed further in Note 6, the Company is in violation of certain covenants on its credit facilities and is experiencing severe liquidity issues. The financial statements do not include any adjustments related to the realization of the assets or the settlement of the liabilities that might result from the outcome of this uncertainty.

Note 2 - Background

         The operations of Sunterra Corporation and its wholly-owned subsidiaries (the "Company") consist of (i) marketing and selling vacation ownership interests at its locations and off-site sales centers, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity ("Vacation Intervals"), and vacation points which may be redeemed for occupancy rights, for varying lengths of stay, at participating resort locations ("Vacation Points," and together with Vacation Intervals, "Vacation Interests"), both of which generally include a deeded, fee-simple interest in a particular unit, (ii) acquiring, developing, and operating vacation ownership resorts, (iii) providing consumer financing to individual purchasers for the purchase of Vacation Interests at its resort locations and off-site sales centers, and (iv) providing resort rental management and maintenance services for which the Company receives fees paid by the resorts' homeowners' associations.

         In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain reclassifications were made to the 1999 accompanying consolidated financial statements to conform to the 2000 presentation.

Note 3 - Earnings Per Share

         Basic earnings per share was calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net (loss) income available to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the three months ended March 31, 2000 and 1999:

                                                  THREE MONTHS ENDED
                                                        MARCH 31,
                                                 ----------------------
                                                   2000          1999
                                                 --------      --------
                                                (amounts in thousands)

Net (loss)income ...........................     $(15,587)     $ 10,032
Interest on convertible notes, net of
  Taxes (a) ................................         --           1,210
                                                 --------      --------
Net (loss) income available to common
  Stockholders after assumed conversion of
  Dilutive securities(a) ...................     $(15,587)     $ 11,242
                                                 ========      ========

Weighted average number of common shares
 Used in basic EPS .........................       35,975        35,908
Effect of dilutive convertible notes (a) ...         --           4,537
Effect of dilutive stock options (b) .......         --             541
                                                 --------      --------
Weighted average number of common shares and
 Dilutive potential common shares
 Used in diluted EPS(a) ....................       35,975        40,986
                                                 ========      ========

  (a) The potential effect on net (loss) income and on common stock shares related to the 5.75% Convertible Subordinated Notes Due 2007 (the "Convertible Notes") have not been included in the 2000 calculation of net loss or weighted average number of common shares and dilutive potential common shares outstanding used on diluted earnings per share because the effect would be anti-dilutive.

  (b) The potential effect on common stock shares related to dilutive stock options have not been included in the 2000 calculation of weighted average number of common shares and dilutive potential common shares outstanding used in diluted earnings per share because the effect would be anti-dilutive.

Note 4 - Sales of Mortgages Receivable

         In the first quarter of 2000, the Company recognized a pretax loss of $0.1 million, net of expenses, on the sale of $16.5 million of mortgages receivable, comprised of (1) $15.6 million of mortgages receivable which were sold into the Company's Mortgages Receivable Conduit Facility ("Conduit Facility") and (2) $0.9 million of mortgages receivable which were sold to a finance company.

         Under the terms of the Conduit Facility, the Company sells mortgages receivable through a wholly-owned special purpose entity at 95% of face value, without recourse to Sunterra. The Company then retains 100% of the excess spread over the borrowing rate. The $15.6 million of mortgages receivable which were sold into the Conduit Facility had a 9 year weighted average remaining life and a weighted average interest rate of 14%.

         During the first quarter of 2000, the Company also sold to a finance company $0.9 million of gross mortgages receivable for $0.8 million in cash. The company sold these receivables at 100% of par value with a 50% participation in the remaining interest spread. These receivables had a 10 year weighted average remaining life and a weighted average interest rate of 15%.

         As a result of the sales of mortgages receivable into the Conduit Facility and the sale of mortgages receivable to a finance company, the Company generated retained interests of $2.2 million. Retained interests are valued by the Company assuming a 12% to 14% gross default rate (before recoveries), a 13% to 23% prepayment rate, and a 16% discount rate, as deemed appropriate by the Company depending on the seasoning and age of the mortgages receivable pool as well as the terms and conditions of each separate sales transaction. The retained interests are classified as held for sale based on management's intent and the existence of prepayment options.

Note 5 - Restructuring Costs and Asset Write-downs

         During the first quarter the Company reorganized its executive management, sales and marketing operations, and several corporate support departments. As a result of these actions the Company incurred a restructuring charge of $6.1 million during the first quarter. The restructuring charge includes $4.4 million primarily for severance and termination benefits for 55 employees and $1.7 million in costs for lease terminations and other sales center closure costs. At March 31, 2000, $3.2 million of these costs are included in accrued liabilities.

         During the first quarter the Company recognized asset write-downs of $2.8 million based on bids received as part of the disposal process of a non-core property held for sale.

Note 6 - Notes Payable

         Notes payable consist of the following (amounts in thousands):

                                                                               MARCH 31,    DECEMBER 31,
                                                                                 2000          1999
                                                                               --------     -----------
Endpaper loans with interest payable monthly at prime plus 2%
  to prime plus 3% (11.0% to 12.0% at March 31, 2000),
  payable in monthly installments of principal and interest
  equal to 100% of all proceeds of the receivables
  collateral collected during the month; due from 2003-2007 .............      $ 16,759      $ 18,989

Lines of credit, collateralized by certain inventory.
  Interest is payable monthly at LIBOR plus 4.5% (10.6%
  at March 31, 2000).  Principal is payable upon the sooner of the sale of the collateralized inventory or from 2000-
  2001 ..................................................................        94,989        69,864

Lines of credit, collateralized by pre-sale and unseasoned
  mortgages receivable. Interest is payable monthly at
  prime rate plus 3.25% (12.25% at March 31, 2000).
  Principal is due as the collateralized mortgages
  receivable become seasoned or from 2000-2001 ..........................         8,960         8,960

Senior Credit Facility of $60 million with interest payable
  quarterly at prime  rate plus 2% (11.0% on March 31,
  2000); collateralized by specific mortgages receivable;
  due from 2000-2001 ....................................................        35,400        23,242

Securitized notes, collateralized by certain mortgages
  receivable. Interest and principal is payable monthly at
  an average interest rate of 6.7% due 2014 .............................        60,327        64,683

Securitized notes, collateralized by certain mortgages
  receivable. Interest and principal is payable monthly at
  an average interest rate of 7.75% due 2004 ............................         2,158         2,753

9.25% Senior Notes, interest due May and November,
  principal due May 2006 ................................................       140,000       140,000

9.75% Senior Subordinated Notes, interest due April and
  October and principal due October 2007 ................................       200,000       200,000

5.75% Convertible Subordinated Notes, interest payments due
  January and July, principal due January 2007 ..........................       138,000       138,000

Other notes payable .....................................................        15,061        15,469
                                                                               --------      --------
Total notes payable .....................................................      $711,654      $681,960
                                                                               ========      ========


         On March 14, 2000, availability under the Company's inventory line was increased by $25.0 million to $75.0 million and the interest rate was raised 0.75% to LIBOR plus 4.50%. All of this additional availability was drawn down by March 31, 2000.

         On April 13, 2000, the Company entered into a $25 million mortgages receivable line with the same lender as its inventory line. Interest on this facility is LIBOR plus 4.5%. The Company utilized $4.6 million of this facility through the end of April. However, the lender has restricted any further borrowings under this facility because a related proposal to open a $100 million facility for the non-recourse sale of mortgages receivables was recently withdrawn.

         As of March 31, 2000, the Company was not in compliance with certain covenants on its credit facilities. The Company is in violation of net worth and net worth related debt covenants in its senior credit facility, pre-sale line and inventory line as a result of the decline in the Company's net worth due to the quarter's net loss. In addition, the Company did not make a mandatory pay down on May 1, 2000 of $4.0 million under its senior credit facility and $1.1 million on the pre-sale line, which has resulted in an event of default under those agreements.

         In addition, the Company did not make the May 15, 2000 scheduled payment of $6.5 million on its $140 million senior notes. There is a 30 day cure period before this becomes an event of default.

         As a result of the covenant violations and events of default, there is no availability under any of the Company's credit facilities.

Note 7 - Comprehensive Income

         Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The reconciliation of net (loss) income to comprehensive net (loss) income is as follows:

                                               THREE MONTHS ENDED
                 .                                  MARCH 31,
                                               ---------------------
                                                2000          1999
                                              --------      --------
                                              (amounts in thousands)

Net (loss) income ..........................  $(15,587)     $ 10,032
Unrealized (loss) gain on available for
  sale securities ..........................      (901)        1,534
Foreign currency translation adjustments....    (1,413)       (2,566)
                                              --------      --------
        Total comprehensive (loss) income...  $(17,901)     $  9,000
                                              ========      ========

Note 8 -  Segment and Geographic Information

         The Company operates in one industry segment, which includes the marketing, sales, financing and management of vacation ownership resorts, and two geographic segments. The Company's areas of operation outside the United States include Mexico, Canada, Netherlands Antilles, United Kingdom, Japan, Italy, Spain, Portugal, Austria, Germany and France. The Company's management evaluates performance of each segment based on profit or loss from operations before income taxes not including extraordinary items and cumulative effect of change in accounting principles. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see
Note 2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999). The Company's customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of the Company's sales.

         Information about the Company's operations in different geographic locations is shown below:

                                                UNITED STATES   FOREIGN    ELIMINATION      TOTAL
                                                -------------   --------   ------------   ---------
                                                               (amounts in thousands)
Three Months ended March 31, 2000
  Total revenues..............................     $70,267      $27,865                     $98,132
  (Loss) income before (benefit) provision
     for income taxes.........................     (26,657)        1,916                    (24,741)
  Identifiable assets.........................     980,352      209,014      (101,457)    1,087,909

Three Months ended March 31, 1999
  Total revenues..............................     $85,369      $28,916                    $114,285
  Income before provision for income taxes....      11,848        4,598                      16,446
  Identifiable assets.........................     993,524      171,869       (90,898)    1,074,495

Note 9 - Commitments and Contingencies

         The Company is involved in several class action lawsuits against the Company and certain directors, officers, and former officers. The class actions allege violation of Federal Securities laws on behalf of persons who purchased the Company's common stock from October 4, 1998 through January 19, 2000, or from October 6, 1998, through January 19, 2000, and seeks recovery of unspecified damages. A damages award in excess of any available insurance could have a material adverse effect on the Company.

         The Company is also currently subject to additional litigation and claims regarding employment, tort, contract, construction and commissions, among others. In the judgment of management, none of such litigation or claims against the Company is likely to have a material adverse effect on the Company's financial statements or its business.

Note 10 - Income Taxes

         The Company accounts for income taxes using an asset and liability approach in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which the related deferred tax assets or liabilities are expected to be settled or realized. Income tax expense consists of the taxes payable for the current period and the change during the period in deferred tax assets and liabilities. During the first quarter of 2000 the Company recorded an income tax benefit at an amount it believes is realizable.

Note 11 - Subsequent Event

         Subsequent to May 15, 2000, the Company entered into negotiations with a third party to sell certain assets for approximately $4.0 million in cash, which would result in a pretax loss on these assets of approximately $5.0 million. Negotiations relating to the sale of these assets are still in process and the Company has not entered into a definitive agreement relating to the sale. The Company cannot assure that this transaction will close or that, if the transaction does close, that the Company will receive $4.0 million for the assets.

         Although the successful sale of these assets would provide the Company with some additional liquidity, the sale will not provide the Company with sufficient liquidity to ensure that the Company will be able to continue operations. The Company continues to pursue alternatives to maintain liquidity, including the sale of major assets. However, if these initiatives are not successful - and there is no assurance they will be - then the Company is unlikely to be able to continue operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2000 to the Three Months Ended March 31, 1999

         Total revenues for the three months ended March 31, 2000 were $98.1 million compared with $114.3 million in the three months ended March 31, 1999, a decrease of $16.2 million, or 14.2%. Vacation Interests sales decreased 11.9% in the first quarter of 2000, to $81.6 million from $92.6 million in the first quarter of 1999. The decrease in Vacation Interests sales reflects our decision to eliminate certain high volume but very low margin tour flow sources in Florida and northwest markets as well as the closing of sales lines in Latin America. During the first quarter of 2000, we have initiated programs to develop more profitable tour sources throughout our system.

         Vacation Interests sales in the first quarter of 2000 consist of over 90% of Vacation Points sales as we near the completion of our conversion to points based products. The remaining Vacation Interests sales in the first quarter of 2000 primarily represent Interval sales at our Embassy Vacation Resort properties and our properties in the Caribbean. Vacation Points sales in the first quarter of 1999 were 48% of Vacation Interests sales.

         Interest income, which includes accretion related to retained interests, decreased to $9.7 million in the first quarter of 2000 from $11.3 million in the first quarter of 1999 due to a decrease in our average outstanding mortgages receivable balance during the first quarter of 2000 as compared to the first quarter of 1999. The average mortgage receivable note carries a 14.3% interest rate and is fully amortized over a weighted average period of nine years.

         During the first quarter of 2000, we recorded a $0.1 million pre-tax loss on the sale of $16.5 million mortgages receivable. These sales were part of the Company's program of monetizing mortgages receivable through the use of off-balance sheet conduits, securitizations and other vehicles. The Company recorded a $1.6 million pretax gain on the sale of $25.9 million mortgages receivable during the first quarter of 1999.

         Other income, which includes resort management and rental fees, decreased 20.5% during the first quarter of 2000 to $7.0 million from $8.8 million in the first quarter of 1999, reflecting lower net rental income due to increased maintenance fees expensed as a result of reductions in developer guarantees. Other income was 7.1% of total revenues for the first quarter of 2000, compared with 7.7% in the first quarter of 1999.

         As a percentage of Vacation Interests sales, Vacation Interests cost of sales increased to 25.5% for the first quarter of 2000 from 24.3% for the first quarter of 1999 primarily reflecting an increased mix of higher cost product at some of our new and existing resorts. Vacation Interests cost of sales decreased 7.6% to $20.8 million in the first quarter of 2000 from $22.5 million in the first quarter of 1999.

         As a percentage of Vacation Interests sales, advertising, sales and marketing expenses increased to 60.2% during the first quarter of 2000 from 46.1% during the first quarter of 1999. This increase was the result of a combination of factors including: the impact of fixed marketing costs against lower sales levels, high telemarketing costs, and high costs per tour in certain markets. Advertising, sales and marketing expenses increased 15.0% to $49.1 million during the first quarter of 2000 from $42.7 million in the first quarter of 1999.

         The provision for doubtful accounts increased to $2.8 million in the first quarter of 2000 from $2.3 million in the first quarter of 1999, due to an increase in mortgages receivable outstanding as of March 31, 2000, and as a result of our adoption in the fourth quarter of 1999 of a change in methodology under which we write-off mortgages receivable that are 180 days or more delinquent.

         The allowance for doubtful accounts as a percentage of gross mortgages receivable decreased to 7.2% at March 31, 2000, down from 7.6% at December 31, 1999. Consumer loans serviced by the Company in excess of 60 days past due were 6.3% as a percentage of gross mortgages receivable, a decrease from 7.1% at December 31, 1999. Net of inventory recoveries, these same percentages decrease to 4.3% and 4.8%, respectively.

         Loan portfolio expenses, which are primarily costs incurred in servicing our loan portfolio, increased to $2.8 million in the first quarter of 2000, up from $0.9 million in the first quarter of 1999. The increase reflects the cost of our fully staffed centralized portfolio operations which were initiated in the first quarter of 1999. As a percentage of total revenues, other loan portfolio expenses were 2.8% for the first quarter of 2000, compared to 0.8% for the first quarter of 1999.

         As a percentage of total revenues, general and administrative expenses increased to 19.1% in the first quarter of 2000 from 13.2% in the first quarter of 1999. General and administrative expenses increased 24.3% to $18.7 million during the first quarter of 2000 from $15.1 million during the first quarter of 1999. The increase in general and administrative expenses reflects Club Sunterra related operating costs, an increase in legal fees and other professional fees, higher information technology costs and the inclusion in the first quarter of 1999 of certain insurance settlements. The current level of general and administrative expenses is slightly lower than the fourth quarter of 1999 as reductions in staffing and other savings initiatives that occurred late in the first quarter of 2000 had little impact in the quarter.

         In the first quarter of 2000, we recorded a $3.8 million after-tax charge for severance and other expenses related to our first quarter restructuring that reorganized our executive management, sales and marketing operations, and several corporate support departments. In addition, during the first quarter of 2000, we recorded a $1.8 million after-tax write-down of an asset based on bids received as part of the disposal process of a non-core property held for sale.

         Depreciation and amortization increased $2.7 million, or 79.4%, to $6.1 million in the first quarter of 2000 from $3.4 million in the first quarter of 1999. As a percentage of revenues, depreciation and amortization was 6.2% for the first quarter of 2000, an increase from 3.0% for the first quarter of 1999. The increase in depreciation and amortization was primarily due to the amortization of SWORD, the comprehensive technology platform that we completed at the end of 1999.

         Interest expense, net of capitalized interest, increased $2.7 million, to $14.8 million for the first quarter of 2000 from $12.1 million for the first quarter of 1999. The increase was due primarily to the higher level of borrowings for the quarter ended

March 31, 2000 compared to the prior year period, as well as a $1.1 million decrease in capitalized interest expense as a result of lower capital spending.

         Our income tax rate was 37% for the three month period ended March 31, 2000, resulting in a net loss of $15.6 million. For the three months ended March 31, 1999, our income tax rate was 39%, resulting in net income of $10.0 million.

LIQUIDITY AND CAPITAL RESOURCES

     We generate cash from:

   o  cash sales and cash down payments from sales of vacation interests,
   o sales of our mortgages receivable through our conduit facility, asset-backed securitizations and whole loan sales,
   o financing of our mortgages receivable through our senior credit facility and other lines of credit,
   o financing of pre-sale contracts and mortgages receivable through our pre-sale/ unseasoned line,
   o  financing of unsold inventory through our inventory line,
   o principal and interest payments and customer prepayments of principal from our mortgages receivable portfolio,
   o  rental of unsold vacation interests,
   o  receipt of management, reservations and points-based vacation club fees,
   o commissions paid for the origination of European mortgages receivable, where we are paid a commission of 14% of the face value of certain mortgages originated for a third party U.K. financial institution.

         For the three months ended March 31, 2000, our cash flows used in operations were $17.7 million, compared to cash used in operations of $10.2 million for the three months ended March 31, 1999. Excluding investment in real estate and development costs of $27.9 million and $31.6 million, respectively, cash provided by operations was $10.2 million for the three months ended March 31, 2000, compared to cash provided by operations of $21.4 million for the three months ended March 31, 1999.

         During the first quarter of 2000, we spent $9.5 million for property and equipment which included cost incurred on the new headquarters and call center, with further construction being postponed during the quarter, and for the development of computer systems for property and Club Sunterra management, and $27.9 million for expansion and development activities at our resort locations.

         To finance our vacation interests sales, it has been our practice to monetize the related mortgages receivable through the use of an off-balance sheet conduit, securitizations, on-balance sheet hypothecations, whole mortgages receivable sales, and other vehicles. In Europe we originate the mortgages receivable for a third party institution and receive an origination fee in exchange.

         During the first quarter of 2000, we continued our program of non-recourse sales of mortgages receivable, but on a more limited basis than in 1999 due to restrictions on our facilities. We sold $15.6 million of mortgages receivable through the conduit facility during the first quarter of 2000. These sales were without recourse to us for defaults experienced by the mortgages receivable portfolios. We also sold an additional $0.9 million of mortgages receivable for $0.8 million in cash. These were sold at 100% of par value with a 50% participation in the remaining interest spread. There is currently no availability under the conduit facility for the sale of additional mortgages receivable.

         On March 14, 2000, availability under our inventory line was increased by $25.0 million to $75.0 million and the interest rate was raised 0.75% to LIBOR plus 4.50%. All of this additional availability was drawn down by March 31, 2000.

         On April 13, 2000, we entered into a $25.0 million mortgages receivable line with the same lender as our inventory line. Interest on this facility is LIBOR plus 4.5%. We utilized $4.6 million of the facility through the end of April. However, the lender has restricted any further borrowings under this facility because a related proposal to open a $100 million facility for the non-recourse sale of mortgages receivables was recently withdrawn.

         As of March 31, 2000, we were not in compliance with certain covenants on our credit facilities. We are in violation of net worth and net worth related debt covenants in our senior credit facility, pre-sale line and inventory line as a result of the decline in our net worth due to the quarter's net loss. In addition, we did not make a mandatory pay down on May 1, 2000 of $4.0 million under our senior credit facility and $1.1 million on the pre-sale line, which has resulted in an event of default under those agreements. At the current time we do not have waivers of these violations.

         In addition, we did not make the May 15, 2000 scheduled payment of $6.5 million on our $140 million senior notes. There is a 30 day cure period before this becomes an event of default.

         As a result of the covenant violations and events of default, there is no availability under any of our credit facilities and cash is very limited. In addition, we are actively pursuing alternatives to maintain liquidity, including the sale of major assets. However, if these initiatives are not successful - and there is no assurance that they will be - we are unlikely to be able to continue operations.

         Subsequent to May 15, 2000, we entered into negotiations with a third party to sell certain assets for approximately $4.0 million in cash, which would result in a pretax loss on these assets of approximately $5.0 million. Negotiations relating to the sale of these assets are still in process and we have not entered into a definitive agreement relating to the sale. We cannot assure that this transaction will close or that, if the transaction does close, that we will receive $4.0 million for the assets. Although the successful sale of these assets would provide us with some additional liquidity, the sale will not provide us with sufficient liquidity to ensure that we will be able to continue operations.

         At the same time that we are seeking additional sources of liquidity, we are in discussions with banks and financial institutions to seek waivers of the violations of our existing credit agreements and to obtain their agreement not to pursue various remedies in the event of default, including declaring the entire indebtedness due and payable. However, we can give no assurance that such an agreement can be reached outside of bankruptcy or what the terms of such an agreement would be.

         Additionally, an uncured event of default under these credit facilities and indentures or under our senior notes could trigger a default under other agreements to which the company is a party, including the senior notes, the senior subordinated notes and convertible subordinated notes. An event of default under any of these agreements could materially adversely affect us by, among other things, causing all of our indebtedness to become immediately due and payable.

         The Company's financial statements for the first quarter have been prepared assuming the Company will continue as a going concern. As noted above, the Company is in violation of certain covenants on its credit facilities and is experiencing severe liquidity issues. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The preceding discussion should be read in conjunction with the financial statements and notes included elsewhere in this Form 10-Q. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward looking statements, which include our growth and expansion plans, financing plans, future prospects and other forecasts and statements of expectations. Although management believes these statements are based on reasonable assumptions, actual results may differ materially from those expressed in any of our forward looking statements due to, among other things, factors related to the current liquidity situation, actions that our lenders may take as a result of our violations of debt related covenants and conditions, our ability to quickly obtain sufficient additional funding and re-establish credit availability, the success of our restructuring efforts, timing and terms of future acquisitions and the introduction of Club Sunterra, mortgages receivable financing, integration of acquired operating companies and resort properties, future acquisitions and other factors identified in our filings with the Securities and Exchange Commission, including those set forth in Parts I and II of our Annual Report on Form 10-K for the year ended December 31, 1999 and in our Current Reports on Forms 8-K filed in 2000.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

         Our total revenues denominated in a currency other than U.S. dollars for the three months ended March 31, 2000, primarily revenues derived from the United Kingdom and Japan, were approximately 22.6% of total revenues. Our net assets maintained in a functional currency other than U.S. dollars at March 31, 2000, which were primarily assets located in western Europe and Japan were approximately 12.9% of total net assets. The effects of changes in foreign currency exchange rates has not historically been significant to our operations or net assets.

Interest Rate Risk

         As of March 31, 2000, we had fixed interest rate debt of approximately $552.1 million and floating interest rate debt of approximately $159.6 million. The floating interest rates are based upon the prevailing LIBOR rate or prime interest rate for our senior credit facility, inventory line, pre-sale line and conduit facility. For floating rate debt, interest rate changes do not generally affect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do affect the market value of debt but do not impact earnings or cash flows. A hypothetical one-percent change in the prevailing LIBOR or prime rate would impact our after-tax earnings by less than $1.0 million per year. A similar change in the interest rate would impact the total fair value of our fixed rate debt, excluding the convertible notes, by approximately $19.7 million. It is impractical to estimate the effect of a change in interest rates on the convertible notes because their value depends, in part, on the value of the common stock into which it is convertible.

                            PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                  Purported class actions were filed against us in the United States District Court for the Middle District of Florida by Atara Hirth on January 21, 2000; by Ziv Gani on January 25, 2000; by Ellis Cox on January 26, 2000; by Steven R. Mathis on January 26, 2000; by Simon J. Wachsberg on January 26, 2000; by Carlton J. Sherman, Jr. and Winning Options III Club on January 27, 2000; by Sheldon Silver on February 1, 2000; by Thomas B. Bates on February 1, 2000; and Guahong Xu on February 8, 2000; by Clifton Wynn Eldred on February 15, 2000; by Chris Campbell on March 2, 2000; by Jeff Horowitz on March 6, 2000; by Vincent Batista on March 8, 2000; by Bulldog Capital Management, L.P. on March 8, 2000; and by William Behl on March 10, 2000. These actions name us and a number of our executive officers and directors as defendants and claim to be on behalf of persons who purchased our common stock from October 4, 1998 through January 19, 2000, or from October 6, 1998 through January 19, 2000. The actions assert claims under Federal securities laws, alleging that the defendants inflated the price of our common stock by making false and misleading statements and/or omissions about our operating condition and our reserves for mortgages receivable. The actions further allege that some of our officers and directors sold our common stock at these inflated prices. The plantiffs in these actions seek monetary damages, interest, costs, and expenses. The litigation is still in the preliminary stage. Neither a lead plantiff nor lead counsel has been appointed. We and the other defendants are not required to respond at this time. We are defending these actions vigorously.

                  We are also currently subject to additional litigation and claims respecting employment, tort, contract, construction and commissions, among others. In our judgment, none of these additional lawsuits or claims against us is likely to have a material adverse effect on us or our business.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  As of March 31, 2000, the Company was not in compliance with certain covenants on its credit facilities. The Company is in violation of net worth and net worth related debt covenants in its senior credit facility, pre-sale line and inventory line as a result of the decline in the Company's net worth due to the quarter's net loss. In addition, the Company did not make a mandatory pay down on

         May 1, 2000 of $4.0 million under its senior credit facility and $1.1 million on the pre-sale line, which has resulted in an event of default under those agreements.

                  In addition, the Company did not make the May 15, 2000 scheduled payment of $6.5 million on its $140 million senior notes. There is a 30 day cure period before this becomes an event of default.

                  As a result of the covenant violations and events of default, there is no availability under any of the Company's credit facilities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                  27 Financial Data Schedule.

     (b) Reports on Form 8-K

         (1) Current Report on Form 8-K, dated January 20, 2000 filed with the Securities and Exchange Commission on January 20, 2000, announcing the Company's preliminary fourth quarter 1999 results and the appointment of Richard Harrington, as Chief executive officer.

         (2) Current Report on Form 8-K, dated February 28, 2000 filed with the Securities and Exchange Commission on February 29, 2000, announcing the appointment of J. Taylor Crandall, as interim Chairman of the Board and
         T. Lincoln "Lin" Morison, as co-chief executive officer, president and a director of the Company.

         (3) Current Report on Form 8-K, dated March 15, 2000 filed with the Securities and Exchange Commission on March 16, 2000, announcing the Company's fourth quarter and full year 1999 results.


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

Dated: May 19, 2000