Form 10-K
period 2001-12-31
SUNTERRA CORP
filed 2002-06-28
CIK 1016577

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                              --------------------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                        Commission File Number 000-21193

                              --------------------

                              SUNTERRA CORPORATION
             (Exact name of registrant as specified in its charter)

                Maryland                                95-458215-7
      (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)              Identification Number)

                             1781 Park Center Drive
                             Orlando, Florida 32835
                               "www.sunterra.com"
                    (Address of principal executive offices)

                              --------------------

               Registrant's telephone number, including area code:

                                 (407) 532-1000

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

                              --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the common stock on May 31, 2002, as reported on the OTC Bulletin Board: $3.6 million.

     Number of shares of the registrant's common stock outstanding at May 31, 2002: 36,025,820

                              SUNTERRA CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 2001

                                TABLE OF CONTENTS

Safe Harbor Statement ...............................................................................    1

                                                  PART I

ITEM 1.  Business ...................................................................................    1
ITEM 2.  Properties .................................................................................   20
ITEM 3.  Legal Proceedings ..........................................................................   21
ITEM 4.  Submission of Matters to a Vote of Security Holders ........................................   22

                                                 PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters ......................   22
ITEM 6.  Selected Financial Data ....................................................................   23
ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......   24
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk .................................   39
ITEM 8.  Financial Statements and Supplementary Data ................................................   40
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......   40

                                                PART III

ITEM 10. Directors and Executive Officers of the Registrant .........................................   41
ITEM 11. Executive Compensation .....................................................................   46
ITEM 12. Security Ownership of Certain Beneficial Owners and Management .............................   50
ITEM 13. Certain Relationships and Related Transactions .............................................   51

                                                 PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ............................   52

                                      (i)

Safe Harbor Statement - Cautionary Notice Regarding Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular statements about our plans, objectives, expectations and prospects under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify these statements by forward-looking words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek" and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are contained herein under "Business-Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and relate, without limitation, to matters arising from the status of the registrant and certain of its subsidiaries as debtors in proceedings under Chapter 11 of the Bankruptcy Code or arising from their expected emergence from such proceedings. Any or all of these factors could cause our actual results and financial or legal status for the year 2002 and beyond to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made.

                                     PART I

ITEM 1.  BUSINESS

     Sunterra Corporation, a Maryland corporation ("Sunterra" or "registrant"), with its subsidiaries and affiliates (the "Company"), is a vacation ownership (timeshare) company with 73 resort locations in North America, Europe, the Caribbean, Hawaii and Latin America and approximately 250,000 owner families.

The Chapter 11 Cases

     On May 31, 2000 (the "Petition Date"), Sunterra and 36 of its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On June 30, 2000 and November 1, 2000, respectively, two additional affiliates, Design Internationale-RMI, Inc. and Resorts Development International, Inc., filed voluntary petitions for relief under Chapter 11. Each of the entities that has filed a petition for relief under the Bankruptcy Code (collectively "Debtors") has continued in the possession of its properties and the management of its businesses as debtors in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. These cases (the "Chapter 11 Cases") are being jointly administered for procedural purposes. On June 15, 2000, the United States Trustee appointed an official committee of unsecured creditors (the "Creditors' Committee") in the Chapter 11 Cases. Sunterra's subsidiaries and related partnerships that are not Debtors continue to operate their respective businesses outside the protection of the Bankruptcy Code.

     Background to the Cases. For several months leading up to the filing of the Chapter 11 Cases, the Debtors experienced severe credit availability and liquidity problems that arose in large part because their then existing and potential lenders were not willing to lend against the mortgages receivable generated in the ordinary course of business. To finance vacation interest sales, we have historically monetized the related mortgages receivable through the use of an off-balance sheet conduit, securitizations, on-balance sheet hypothecations, whole mortgages receivable sales and other vehicles. During 1999, we continued our program of non-recourse sales of mortgages receivable. Markets for mortgages receivable include the asset-backed securitization market, the commercial paper market and the commercial bank and finance company markets.

     In the first quarter of 2000, funding availability under the Debtors' credit facilities was curtailed based upon anticipated covenant violations that would be reported for the fourth quarter of 1999. As a result, access to liquidity under these facilities was on a very limited basis as compared to the original terms of the facilities. On February 9, 2000, we agreed to limit the maximum aggregate amount available under the conduit facility to $64.1 million, and the remaining availability under this limitation of $12.8 million was drawn in February 2000. In addition, on March 9, 2000, the Debtors and Bank of America amended their senior credit facility (the "B of A Agreement"), which limited the amount that could be borrowed thereunder to $35.4 million. The remaining availability under this limitation of $12.2 million was used during the first quarter of 2000. On March 20, 2000, a waiver was granted on the Debtors' pre-sale line, which limited the amount that could be borrowed under the pre-sale line to $9.6 million.

     The agreements relating to certain of the Debtors' senior indebtedness required them to maintain specified financial ratios, including interest coverage and leverage and fixed charge coverage ratios. As of March 31, 2000, the Debtors were in violation of net worth and net worth related debt covenants in the B of A Agreement, pre-sale line and inventory line as a result of the decline in net worth due to the net loss for the first quarter of 2000. After protracted negotiations with the lenders, we were unable to obtain waivers of these violations.

     On May 15, 2000, we announced that we did not make our scheduled payment of approximately $6.5 million with respect to our 9 1/4% Senior Notes and were in violation of net worth and net worth-related covenants in our various credit facilities. We also announced that we had not made mandatory paydowns of $5.1 million under two bank credit facilities, which had resulted in an event of default under these agreements. As a result, we had no availability under any of our then-existing credit facilities and only very limited cash on hand. On May 22, 2000, we announced major reductions in our United States sales and marketing activities as part of our efforts to conserve cash while simultaneously continuing our sales activities at our most profitable locations.

     As a result of the defaults on the 9 1/4% Senior Notes and the credit facilities, we determined to seek protection under Chapter 11 of the Bankruptcy Code in order to restructure existing debt and maximize existing cash.

     Status of Bankruptcy Proceedings and Plan of Reorganization. A disclosure statement for a proposed plan of reorganization (the "Plan of Reorganization" or "Plan") was approved by order of the Bankruptcy Court entered on April 25, 2002, and the Plan of Reorganization and disclosure statement were mailed to creditors on or about May 14, 2002. The Plan received the requisite votes of creditor interests, and the Bankruptcy Court confirmed the Plan after a hearing held on June 20, 2002. Under the Plan, on the effective date thereof (the "Plan Effective Date"), holders of secured and administrative claims will generally be paid in full in cash (or in certain cases by the delivery of collateral or other property agreed to by the applicable parties), the principal unsecured creditors will receive common stock of the Company as reorganized and holders of certain junior subordinated bonds will receive common stock and warrants to purchase common stock. Certain of the unsecured creditors will also receive non-transferable beneficial interests in a trust to be established for purposes of pursuing certain claims against third parties. Holders of common stock and options or other rights to acquire common stock will not receive any payments in respect of such stock, options or rights, and such stock, options and rights will be cancelled as of the Plan Effective Date. The principal remaining business condition to effectiveness of the Plan is the negotiation and closing of necessary exit financing. On May 15, 2002, we received a commitment for such financing ("Exit Financing") from Merrill Lynch Mortgage Capital Inc. ("Merrill"). The commitment letter provides for up to $300 million in financing, subject to borrowing base requirements and other conditions. Our obligations under the Exit Financing facility will be secured by liens on and security interests in our United States mortgages receivable and substantially all of our other United States assets, as well as the stock of certain of our foreign subsidiaries. Merrill's commitment is subject to the execution of definitive documentation and other conditions.

     Reference is made to the Plan of Reorganization, and to the order of the Bankruptcy Court confirming the Plan, for all of the terms of the Plan. Copies of the Plan and such order have been filed with the Securities and Exchange Commission (the "SEC") as set forth under Item 14(a) of this report.

Financial Statement Adjustments

     On March 19, 2001, with the approval of the Bankruptcy Court, we dismissed Arthur Andersen LLP ("AA") as our independent auditor and retained Deloitte & Touche LLP ("D&T") as our independent auditor. In connection with the preparation of our financial statements for the year ended December 31, 2000, we identified certain items in our prior period audited consolidated financial statements that required a reduction to the previously reported December 31, 1999 retained earnings balance. The principal items so identified related to corrections of errors and corrections of the application of accounting principles generally accepted in the United States ("GAAP") to certain transactions. The adjustments to all of such items netted to approximately $113 million, and the impact of the $113 million of adjustments is presented in our 2000 financial statements as a reduction in the previously reported December 31, 1999 retained earnings balance. See "Prior Period Adjustments" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein and Note 9 to the consolidated financial statements included in this report.

     We also made certain changes to our accounting policies that have a cumulative effect on the financial statements as of January 1, 2000 that total approximately $19 million and recognized certain asset impairment charges and other adjustments to the fiscal year 2000 financial statements that totaled approximately $189 million. The total adjustments, inclusive of the prior period adjustments to the 1999 retained earnings balance referred to above, resulted in a decrease of approximately $321 million in retained earnings from that previously reported as of December 31, 2000 in filings with the Bankruptcy Court.

     On April 25, 2002, AA delivered a letter to us and to the members of the Audit Committee of our Board of Directors indicating that AA saw no need for a reduction of our 1999 retained earnings balance and that AA believed that any such reduction would be inappropriate and contrary to generally accepted accounting principles. On May 15, 2002, representatives of AA met with members of management and the Audit Committee to discuss the positions taken by AA in its letter. AA did not provide any information in its April 25 letter or during the May 15 meeting that caused us to believe that the adjustments we proposed to record as a reduction to the 1999 retained earnings balance discussed above as prior period adjustments were not appropriate.

     As a result of these matters, we previously announced that our audited financial statements for 1999 and prior periods, as well as our unaudited financial statements for periods in 2000 and certain periods in 2001 that were included in monthly operating reports previously filed with the Bankruptcy Court, should not be used or relied upon.

     As a result of the adjustments referred to above and because of AA's disagreement with us with respect to the need for such adjustments for the 1999 financial statements, the previously issued audit reports on our financial statements for 1999 cannot be used. Further, management does not believe that it is possible to assemble or recreate the financial records that would be required for another auditor to reaudit such financial statements, especially in light of the substantial changes to our personnel since those periods. Therefore, we do not have and upon emergence from the Chapter 11 proceedings will not have available the three years of audited financial statements required for certain filings and registration statements under applicable securities laws until an audit report is issued on our financial statements for the 2002 fiscal year. We believe also that we will not be able to present unaudited financial statements for 1999 or any prior period in view of the material adjustments to the previously reported 1999 retained earnings balance referred to above and, we believe, our inability to undertake and complete satisfactorily an internal review or an external reaudit for periods prior to 2000. As a result, the information included in this report under "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" does not have the information for periods prior to 2000 that is required to be included in this report.

General

     Sunterra is one of the world's largest vacation ownership companies, as measured by resort locations and owner families. Through both internal development and strategic acquisitions, we expanded the number of our resort locations in North America, Europe, the Caribbean, Hawaii and Latin America and our owner family base from nine resort locations and approximately 25,000 owner families at the time of our August 1996 initial public offering to 73 resort locations and approximately 250,000 vacation owner families at May 31, 2002.

     Our operations consist of:

     . marketing and selling to the public at our resort locations and off-site sales centers:

          - vacation ownership interests which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity, which we refer to as "Vacation Intervals", and

          - vacation points which may be redeemed for occupancy rights for varying lengths of stay at participating resort locations, which we refer to as "Vacation Points,"

     .    leasing Vacation Intervals at certain Carribbean locations,

     .    acquiring, developing and operating vacation ownership resorts,

     .    operating our Club Sunterra membership program,

     . providing consumer financing to individual purchasers for the purchase of Vacation Intervals and Vacation Points, at our resort locations and off-site sales centers, and

     . providing resort rental, management, maintenance and collection services for which we receive fees paid by the resorts' homeowners associations.

     Segment and geographic information is presented in Note 23 to our consolidated financial statements included in this report.

Marketing of Vacation Interests

     We market and sell vacation interests in two distinct forms: Vacation Intervals and Vacation Points (each described below under the caption "The Vacation Ownership Industry" and referred to herein together as "Vacation Interests").

     We market Vacation Interests both at our resort locations and through off-site sales centers. We employ a variety of marketing programs to generate prospects for these sales efforts, including targeted mailings, overnight mini-vacation packages, gift certificates, seminars and various destination-specific local marketing efforts. Additionally, incentive premiums in the form of entertainment tickets, hotel stays, gift certificates or free meals are offered to guests and other potential customers to encourage resort tours. Historically, we have sought to tailor the sales process to each prospective buyer based upon the marketing program that brought the prospective buyer to the resort for a sales presentation. Although the principal goal of our marketing activities is the outright sale of Vacation Interests, in order to generate additional revenue, we rent unoccupied units at select resorts through direct consumer marketing, travel agents and/or vacation package wholesalers. We believe that our room rental operations, in addition to providing us with supplemental revenue, provide us with a good source of potential customers for the purchase of Vacation Interests.

Receivables Financing

     The Company provides consumer financing to consumers for the purchase and lease of Vacation Interests in North America. We benefit by retaining the positive cash flow spread that results from the difference between our borrowing rate (which averages approximately 7%) and the rate charged to our owner families (which averages 14.4%). This financing generally is made available to consumers who make a down payment within established credit guidelines, bears interest at fixed rates, and is collateralized by the underlying Vacation Interest. Our European subsidiary generally originates the mortgages receivable for a third party financial institution and receives a commission (averaging approximately 14%) of the principal amount of eligible consumer loans on a non-recourse basis.

     Historically, we provided mortgage financing for approximately 85% of our domestic Vacation Interests sales or lease revenue. During fiscal year 2001, we provided mortgage financing for approximately 80% of Vacation Interests sales and leases. As of December 31, 2001, our mortgages and contracts receivable portfolio included approximately 28,000 active loans and contracts totaling approximately $202 million, with a stated maturity typically of seven to ten years and a weighted average interest rate of 14.4% per year. Mortgages and contracts receivable in excess of 60 days past due as of such date were 4.0% as a percentage of gross mortgages and contracts receivable. Our allowance for loan and contract losses was 17.3% as a percentage of gross mortgages and contracts receivable at December 31, 2001.

     Historically, we provided financial services for our on-and-off balance sheet portfolios. Specifically, to finance our Vacation Interests sales, we monetized the related mortgages receivable through the use of an off-balance sheet conduit that securitized these receivables and, in turn, sold them in the mortgage-backed securities market. We also used on-balance sheet hypothecations, whole mortgages receivable sales and other financing vehicles. Given the percentage of purchases that are financed, the availability of financing is essential to provide liquidity to generate ongoing sales of Vacation Interest purchases. After the Petition Date, we have used our debtor-in-possession financing facilities to finance our mortgages receivable.

     As of December 31, 2001, we serviced approximately 31,000 loans with an outstanding balance of approximately $263.2 million relating to the conduit, securitizations, joint venture properties and other facilities not included on the balance sheet.

Management Services

     Through our subsidiaries, Resort Property Management, Inc. ("RPM") and Sunterra Pacific, Inc. ("Sunterra Pacific"), we also provide resort rental, management, maintenance and collection services for which we receive fees paid by the resorts' homeowner associations ("HOAs"). Under such arrangements, we typically have primary responsibility for all activities necessary for the day-to-day operation of the managed resort properties, including administrative services, procurement of inventory and supplies and promotion and marketing. Such management agreements typically provide that we are paid a monthly management fee equal to a percentage of monthly maintenance fees and a reservation and accounting fee at certain resorts. The management agreements are usually for a three-year period and are automatically renewable annually, unless prior notice of non-renewal is given by either party.

     With respect to each managed resort location, we obtain commercial general liability insurance, all-risk property insurance under a manuscript policy, business interruption insurance and other insurance customarily obtained for similar properties. We also provide the managerial and other employees necessary for the managed resort locations, including those necessary for review of the operation and maintenance of the resorts, preparation of reports, budgets and projections and employee training.

     RPM has contracts with 15 HOAs at our resorts and an additional seven contracts to manage non-Sunterra resorts, and Sunterra Pacific manages 16 Sunterra Pacific resorts. We also presently manage two Sunterra-affiliated resorts and 16 non-Sunterra resorts through our wholly-owned, Hawaii-based Marc Resorts affiliate. We expect that this affiliate will be sold in the near future. Our remaining resort locations are managed by third party management companies. Historically, we have sought to increase our property management business, both for owned vacation ownership resorts and for other vacation ownership resorts as well as hotels, condominiums and other types of resorts.

The Vacation Ownership Industry

     The resort component of the leisure industry is serviced primarily by two separate alternatives for overnight accommodations -- commercial lodging establishments and vacation ownership resorts. Commercial lodging consists generally of hotels and motels in which a room is rented on a nightly, weekly or monthly basis for the duration of the visit, and, to a lesser degree, includes rentals of privately-owned condominium units or homes. For many vacationers, particularly those with families, the space provided in a rented hotel or motel room relative to the cost (without renting multiple rooms), is not economical. Also, room rates and availability at such establishments are subject to periodic change. Consequently, vacation ownership presents improved lifestyle benefits to owners and an economical alternative to commercial lodging for vacationers.

     Increased governmental regulation, higher standards of quality and service, increased flexibility and the rapid entry of a number of well-organized lodging and entertainment companies, including Marriott International ("Marriott"), The Walt Disney Company ("Disney"), Four Seasons Hotels & Resorts ("Four Seasons"), Inter-Continental Hotels and Resorts, Inc. ("Inter-Continental"), Hilton Hotels Corporation ("Hilton"), Hyatt Corporation ("Hyatt"), Carlson Companies ("Carlson") and Starwood Hotels and Resorts Worldwide, Inc. ("Starwood"), each have increased the attractiveness of vacation ownership for consumers.

     Vacation Interval Ownership

     The purchase of a Vacation Interval typically entitles the buyer to use a fully-furnished vacation residence, generally for a one-week period each year, or in alternative years, usually in perpetuity. Typically, the buyer acquires an ownership interest in one or more vacation residences or the entire resort, which is generally held in fee simple.

     The owners of Vacation Intervals at each resort usually manage the property through a non-profit HOA, which is governed by a board consisting of representatives of the developer and owners of Vacation Intervals at the resort. The board hires a management company, delegating many of the rights and responsibilities of the HOA, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repair and maintenance.

     Each Vacation Interval owner is required to pay the HOA a share of the overall cost of maintaining the property. These charges, which generally range from $300 to $700 per Vacation Interval per year, consist of an annual maintenance fee plus applicable real estate taxes, funding of replacement reserves and, when needed, special assessments. If the owner does not pay such charges, the owner's use rights may be suspended and the HOA may foreclose on the owner's Vacation Interval.

     Points-Based Vacation Ownership

     In general, under a points-based vacation ownership system, owners, which are more commonly referred to as "members," purchase points which act as an annual currency exchangeable for occupancy rights at participating resorts. We currently operate three separate points-based vacation ownership systems: our United States "Club Sunterra" program, with approximately 40,000 members and 26 resort locations in the United States and the Caribbean; Sunterra Pacific's "VTS" program, with 21 resort locations in the United States, Canada and Mexico; and Sunterra Europe's GVC program, with 26 resort locations in the United Kingdom, Portugal, Spain, the Canary Islands, Germany, France, Austria and Italy.

     Our Club Sunterra points-based vacation ownership system operates on a basis very similar to the standard Vacation Interval ownership structure in that members usually have a home resort and have a deeded, fee-simple interest in a particular unit or units at that home resort. Club Sunterra members assign to the club their occupancy rights to their deeded Vacation Interval and then spend their points to acquire occupancy rights to a Vacation Interval that is available through the Club. Members in Sunterra Pacific's VTS program do not hold deeded fee simple interests, but rather own beneficial interests in a trust, which holds legal title to the deeded fee simple interests. Members in Sunterra Europe's GVC program also do not hold deeded fee simple interests, but rather have membership in a limited liability company, Grand Vacation Club Limited, plus a right to use the accommodations which are part of the club.

     The advantages of a points-based vacation ownership system relate to the flexibility given to members with respect to the use of their Vacation Points versus the use of a traditional Vacation Interval. In traditional Vacation Interval ownership, owners can either use their Vacation Interval for a one-week stay in a specific unit size at a specific resort or can attempt to exchange their weeks through an external exchange organization, such as Resort Condominium International, LLC ("RCI") or Interval International, Inc. ("II"), for which an exchange fee is charged. Because Vacation Points function as currency under a points-based vacation ownership system, owners, subject to availability and other factors, have flexibility in choosing the location, season, duration and unit size of their Vacation Interest, based on their annual Vacation Points allocations. In a points-based vacation ownership system, owners can redeem their points for a stay in any one of the resorts included in the club without having to exchange through an external exchange company, such as RCI or II, without having to pay any exchange fees. Moreover, under our Club Sunterra system, members are also able to effect exchanges through their external exchange organization for vacation stays at resorts outside the Club Sunterra resort network if they desire, as the annual Club Sunterra membership fee usually includes annual membership in one of these exchange organizations.

     A significant component of our business plan is an effort to achieve club globalization through the integration of the three existing points-based systems into a functionally single "Global Club" system.

Competition

     We compete with both branded and non-branded hospitality and lodging companies as well as other established vacation ownership companies. Although major lodging and hospitality companies such as Marriott, Disney, Hilton, Hyatt, Four Seasons, Inter-Continental, Carlson and Starwood have established or declared an intention to establish vacation ownership operations, we believe that the industry remains largely unbranded and highly fragmented. The majority of the over 5,000 worldwide vacation ownership resorts are owned and operated by smaller, regional companies.

     Historically, we also have competed with the buyers of our Vacation Intervals who subsequently decide to resell those Vacation Intervals. While we believe that the market for resale of Vacation Intervals by buyers is generally limited, such resales are typically at prices substantially less than the original purchase price. The market price of Vacation Intervals sold by us at a given resort or by our competitors in the market in which a resort is located could be depressed by a substantial number of Vacation Intervals offered for resale.

Insurance

     We generally carry commercial general liability insurance and, with respect to resort locations that we manage and for corporate offices, a manuscript all-risk property insurance policy with fire, flood, windstorm and earthquake coverage and additional coverage for business interruption arising from insured perils. We believe that the insurance policy specifications, insured limits and deductibles are similar to those carried by other resort hotel operators and we believe them to be adequate. There are certain types of losses, such as losses arising from acts of war or terrorism, that are not generally insured because they are either uninsurable or not economically insurable.

Intellectual Property

     We own and control a number of trade secrets, trademarks, trade names, copyrights and other intellectual property rights, including the "Sunterra(R)" and "Own Your World(R)" service marks, which, in the aggregate, are of material importance to our business. We believe, however, that our business as a whole does not materially depend on any one intellectual property asset or related group of such assets. We are licensed to use technology and other intellectual property rights owned and controlled by others, and we license other companies to use technology and other intellectual property rights owned and controlled by us.

Governmental Regulation

     Our marketing and sales of Vacation Interests are subject to extensive and ever-changing regulations by the federal and state governments and foreign jurisdictions in which our resort properties are located and in which Vacation Interests are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce generally. Other significant federal legislation to which we are or may be subject includes the Truth-In-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Fair Housing Act, the Americans With Disabilities Act, the Fair Credit Reporting Act, the Fair Debt Protection Act, the Gramm Leach Bliley Act, the Real Estate Settlement Procedures Act, the Deceptive Mail Prevention and Enforcement Act, the Civil Rights Acts of 1964 and 1968 and federal and state securities laws. In addition, many states have adopted specific laws and regulations regarding the establishment of condominium and timeshare projects and the sale of vacation interest ownership programs. For example, in most states we are required to deliver an offering statement or public report to all prospective purchasers of Vacation Interests, together with certain additional information concerning the terms of the purchase. Laws in most states generally grant the purchaser of a vacation interest the right to cancel a contract of purchase at any time within a period ranging from three to ten calendar days following the later of the date the contract was signed or the date the purchaser received the last of the documents which we are required to provide to the purchaser. Most states have other laws that regulate other activities such as those relating to real estate licensure, exchange program registration and sellers of travel licensure and anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws and labor laws. Any failure to comply with applicable laws or regulations could have a material adverse effect on our business, results of operations or financial condition.

     Certain state and local laws may also impose liability on property developers with respect to construction defects discovered by future owners of such property. Pursuant to such laws, future owners of Vacation Intervals may recover from us amounts in connection with repairs made to a resort as a consequence of defects arising out of our development of the property.

     In addition, from time to time, potential buyers of Vacation Interests assert claims with applicable regulatory agencies against vacation interest salespersons for unlawful sales practices. Such claims could have adverse implications for us in negative public relations and potential litigation and regulatory sanctions.

     A number of federal, state and local laws, including the Fair Housing Amendments Act of 1988 and the Americans with Disabilities Act (collectively, "Accessibility Laws"), impose requirements related to access to and use by disabled persons of a variety of public accommodations and facilities. Although we believe that our resorts are substantially in compliance with Accessibility Laws, a determination that we are not in compliance with Accessibility Laws could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. Because some Accessibility Laws impose ongoing obligations, we are likely to incur additional costs to improve the accessibility of our resorts; however, such costs are not expected to have a material adverse effect on our business, results of operations or financial condition. Any new legislation may impose further burdens or restrictions on property owners with respect to access by disabled persons. If an HOA at a resort were required to make significant improvements as a result of non-compliance with the Accessibility Laws, special assessments might be needed to fund such improvements, which additional costs might cause Vacation Interests owners to default on their mortgages and/or cease making required HOA assessment payments. In addition, the HOA under such circumstances would likely pursue the resort developer to recover the cost of any corrective measures. We are not aware of any non-compliance with Accessibility Laws that management believes would have a material adverse effect on our business, results of operations or financial condition.

     We sell Vacation Interests at our resort locations through independent sales agents. Such independent sales agents provide services to us under contract, and we believe that they are not employees. Accordingly, we do not withhold payroll taxes from the amounts paid to such independent contractors. In the event the Internal Revenue Service or any state or local taxing authority were to successfully classify such independent sales agents as our employees, rather than as independent contractors, and hold us liable for back payroll taxes, such reclassification could have a material adverse effect on us.

     The marketing and sales of the GVC points-based vacation ownership system and our other operations are subject to national and European regulation and legislation. Within the European Community (which includes all the countries in which we conduct our operations), the European Timeshare Directive of 1994 regulates vacation ownership activities. The terms of the Directive require us to issue a disclosure statement providing specific information about our resorts, and our vacation ownership operations require a 10-day rescission period and a prohibition on the taking of advance payments prior to the expiration of that rescission period. Member states are permitted to introduce legislation that is more protective of the consumer when implementing the European Timeshare Directive. Most of our purchasers are residents of the United Kingdom, where the Directive has been implemented by way of an amendment to the Timeshare Act 1992. In the United Kingdom, a 14-day rescission period is mandatory. There are other United Kingdom laws which are applicable to us, including the Consumer Credit Act 1974, the Unfair Terms in Consumer Contracts Regulations 1994 and the Package Travel, Package Holidays and Package Tours Regulations 1992. The Timeshare Act 1992 does appear to have extra-territorial effect in that United Kingdom resident purchasers buying timeshare interests where the accommodation is situated in other European Economic Area States may rely upon it. All the countries in which we operate have consumer and other laws which regulate our activities in those countries. We are a founder member of the Organization for Timeshare in Europe (OTE), which is the European self regulating trade body for vacation ownership companies. As a member, we are obligated to comply with all laws as well as with certain codes of conduct (including a code of conduct for the operation of points systems) promulgated by the OTE.

Environmental Matters

     Under various federal, state, local and foreign environmental, health, safety and land use laws, ordinances, regulations and similar requirements, a current or previous owner or operator of real property may be required to investigate and clean up hazardous substances, wastes or releases of petroleum products at such property and may be held liable to a governmental entity or to third parties for associated damages and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws may impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Any failure to comply with applicable environmental laws or regulations could have a material adverse effect on our business, results of operations or financial condition.

     In connection with the acquisition and development of Embassy Vacation Resort Lake Tahoe ("Lake Tahoe") and Sunterra Resorts San Luis Bay Inn ("San Luis Bay"), several areas of environmental concern have been identified. The areas of concern at Lake Tahoe relate to possible soil and groundwater contamination that has migrated onto the resort site from an underground petroleum storage tank on an adjacent upgradient property. We have been indemnified by the former owner of the upgradient property for certain costs and expenses in connection with the off-site contamination. California regulatory authorities are monitoring the off-site contamination and have required the responsible parties to undertake remedial action. The parties have taken action to comply with the remedial action plan put in place by the Lahontan Regional Water Quality Control Board. Residual contamination may exist on the resort site as a result of leaking underground storage tanks that were removed prior to our acquisition of the resort site, and it is possible that access to the resort may be necessary in the future in order to install an in-situ remediation system to enhance remediation effectiveness. We do not believe that we will be held liable for this contamination and do not anticipate incurring material costs in connection therewith; however, there can be no assurance that the indemnitor will meet its obligations in a complete and timely manner.

     San Luis Bay is located in Avila Beach, California. The area has experienced soil and groundwater contamination resulting from a nearby oil refinery. California regulatory authorities have required the installation of groundwater monitoring wells on the beach near the resort site (among other locations). Remediation has been completed at this site. We do not believe that we are liable for this contamination and do not anticipate incurring material costs in connection therewith; however, there can be no assurance that claims will not be asserted against us with respect to this matter.

Employees

     As of December 31, 2001, we had approximately 5,600 full and part-time employees and engaged approximately 550 independent sales agents to sell vacation ownership interests. Of such numbers, approximately 850 full and part-time employees and approximately 175 independent sales agents were employed or engaged by the Debtors.

Risk Factors

     The Company and its business are subject to various risks and uncertainties, relating to or arising out of the nature of the business conducted, the Chapter 11 Cases and the Company's expected emergence therefrom and general business, economic, financing, legal and other factors or conditions that may affect the Company. These risks and uncertainties include but are not limited to those referred to herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the following:

Going Concern Matters

     The consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 proceedings, such realization of assets and liquidation of liabilities are subject to uncertainty. As of December 31, 2001, the Company's consolidated stockholders' deficiency of $335.8 million, its status as a debtor-in-possession operating under Chapter 11 Bankruptcy Court protection and the Company's lack of the execution of the Exit Financing facility and a post-emergence working capital facility, as also described in Note 3 to the consolidated financial statements, give rise to substantial doubt about the Company's ability to continue as a going concern. Management believes that the Plan as confirmed on June 20, 2002 by the Bankruptcy Court provides for a restructuring of the Company's business and its capital structure such that it will be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may be necessary if the Company is not able to emerge from Chapter 11 and continue as a going concern.

We are subject to intense industry competition

     The vacation ownership industry is highly competitive. Among the many issues affecting all companies in this industry include competition from a broad range of lodging, hospitality and entertainment companies, changes in consumer behavior and the cost, ease and attractiveness of domestic and international travel and seasonality.

     We compete with both branded and non-branded hospitality and lodging companies, as well as other established vacation ownership companies. Although major lodging and hospitality companies such as Marriott, Disney, Hilton, Hyatt, Four Seasons, Inter-Continental, Carlson and Starwood have established or declared an intention to establish vacation ownership operations in the past decade, the industry remains largely unbranded and highly fragmented. The majority of the approximately 5,000 worldwide vacation ownership resorts are owned and operated by smaller, regional companies.

     We also compete with the buyers of Vacation Intervals who subsequently decide to resell their Vacation Intervals. While we believe that the market for resale of Vacation Intervals by buyers is presently limited, such resales are typically at prices substantially less than the original purchase price. The market price of Vacation Intervals sold by us at a given resort or by our competitors in the market in which a resort is located could be depressed by a substantial number of Vacation Intervals offered for resale.

Our ability to succeed will be dependent upon our ability to implement successfully our business plan, as to which no assurance can be given

     Our business plan effectively reflects a "bottom-up" approach intended to realign our business on those operations which offer a significant opportunity for sustainable growth and eventual profitability. However, our ability to execute our plan must be considered in light of the inherent risks, expenses and difficulties typically encountered by companies emerging from bankruptcy, particularly companies with new and evolving business models. Such unique difficulties include obtaining widespread consumer acceptance for our systemwide "Global Club" points-based vacation product line, the need to establish an affiliation providing a favorable brand identity, the ability to sell non-core resorts on a timely and favorable basis and the potential development of comparable vacation ownership products by competitors.

We cannot assure you that the we can effectively integrate Club Sunterra and our two other points-based vacation ownership programs into a true "Global Club"

     As an integral part of our business plan, we will seek to achieve true club globalization through the integration of our three existing separate points-based global vacation systems (the "Club Sunterra" program, Sunterra Pacific's "VTS" program and Sunterra Europe's GVC program) into a functionally single "Global Club" system, with the existing Club Sunterra system serving as the platform for this points-based exchange program. Although we have operated these points-based vacation ownership systems separately through certain of the companies we have acquired, we have not previously developed a true global systemwide points-based vacation ownership system, and no assurance can be given as to our ability to efficiently develop, integrate or operate such a system, or the form that such system may take or the timing of the implementation any such system. Risks associated with the integration and operation of a global club include the risks that:

     . our various points-based vacation ownership systems cannot be efficiently integrated; and

     . the points-based vacation ownership systems, like traditional timeshare arrangements, are subject to extensive regulation by federal, state and local jurisdictions, which regulation may adversely impact, delay or prevent achievement of our integration goals.

We cannot assure you that we will be able to enter into the branding affiliation called for by our business plan

     Our ability to establish and maintain a branding affiliation with an organization possessing a strong established identity among vacation ownership consumers, such as an international lodging concern, Vacation Interval exchange company or vacation ownership company, is also a key component of our business plan. Although discussions to establish a brand affiliation are ongoing, entering into a branding affiliation often is a complex and time-consuming process that requires accommodating a number of competing interests. Moreover, even if we do enter into such a relationship, such affiliations often present their own risks, such as lack of a shared marketing vision, loss of managerial control and a possible overall reduction in marketing flexibility. Consequently, we can offer no assurance that we will be able to enter into and maintain a successful brand affiliation.

If we are unable to offer purchasers of Vacation Interests the opportunity to participate in effective exchange networks, our sales will suffer

     The attractiveness of Vacation Interest ownership is enhanced significantly by the availability of exchange networks that allow Vacation Interest owners to exchange in a particular year the occupancy right in their Vacation Interest for an occupancy right in another participating network resort. According to the American Resort Development Association, the ability to exchange Vacation Interests was cited by buyers as a primary reason for purchasing a Vacation Interest. RCI and II both provide broad-based Vacation Interest external exchange services. On June 20, 2002, we entered into an exclusive exchange affiliation agreement with II, replacing our prior agreement with RCI. If external exchange networks cease to function effectively, or if our resorts are no longer included in an exchange network, notwithstanding our existing points-based clubs, our sales of Vacation Interests could be materially adversely affected.

Any downturn in general economic or industry conditions could decrease the demand for vacation ownership units, impair our ability to collect our mortgages receivable and increase our costs

     Any downturn in economic conditions or any price increases related to the travel and tourism industry, such as higher airfares or increased gasoline prices, could depress discretionary consumer spending and have a material adverse effect on our business. Any such economic conditions, including recession, may also adversely affect the future availability of attractive financing rates for us or our customers and may materially adversely affect our business. Furthermore, changes in general economic conditions may adversely affect our ability to collect our loans to Vacation Interest buyers. Because our operations are conducted solely within the vacation ownership industry, any adverse changes affecting the industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and vacation patterns, changes in governmental regulation of the industry, increases in construction costs or taxes and negative publicity for the industry, could have a material adverse effect on our business.

The effects of the September 11, 2001 terrorist attacks and subsequent events on the results of our operations cannot be predicted

     At this time, it is not known how significantly the terrorists events of September 11, 2001, as well as the actions taken by the United States and others in response to such events, will affect the vacation ownership industry, domestic and international travel and our businesses and operations. These events further depressed an already slowing economy in the United States and globally, including the markets in which we operate. If weak economic conditions continue or worsen, our financial condition and results of operations may be materially and adversely affected. Further, there is no assurance that there will not be further terrorist attacks, either domestically or abroad, including real or threatened attacks using chemical or biological agents and other weapons of mass destruction. Although we have received no specific threats, such attacks might directly impact our personnel, resorts or other properties, potentially causing substantial losses or disruptions in our operations, all of which cannot be predicted.

The potential liability for any failure to comply with environmental laws or for any currently unknown environmental problems could be significant

         Under various environmental laws and regulations, the owner or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on or in, or emanating from, such property, as well as related costs of investigation and associated damages. Except as discussed in this report, we are not aware of any environmental liability that could have a material adverse effect on our business, assets or results of operations, nor have we been notified by any governmental authority or any third party, and we are not otherwise aware, of any material noncompliance or other claim relating to hazardous or toxic substances or petroleum products in connection with any of our present or former properties. No assurance, however, can be given that we will remain in compliance with all environmental laws and regulations, or that the requirements of such laws and regulations will not change.

Losses from hurricanes and earthquakes in excess of insured limits, as well as uninsured losses, could be significant

         Some of the our resorts are located in areas that are subject to hurricanes and tropical storms. We have suffered damages from hurricanes and tropical storms in the past, and we may continue to suffer damage from them in the future. Additionally, the resorts may be subject to damage resulting from earthquakes and other natural disasters. We intend to carry commercial liability insurance and all-risk property insurance with coverage for fire, flood, windstorm and earthquake insurance with additional coverage for business interruption arising from insured perils for resort locations that we manage and our corporate offices. However, there are certain types of losses, such as losses arising from acts of war, civil unrest and terrorism, that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our capital invested in a resort, as well as the anticipated future revenues from the resort, and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on our businesses, properties or operations.

Our historical consolidated financial results have been subject to significant adjustments

         We have made significant adjustments to our financial statements for the year ended December 31, 2000 from our previously filed unaudited financial statements for periods in the fiscal year ended December 31, 2000. We have also identified certain items in our 1999 and prior year financial statements that resulted in a significant reduction in our retained earnings balance at December 31, 1999. Moreover, if we are successful in the consummation of the Plan of Reorganization and the transactions contemplated thereby, we will operate our existing business under a new capital structure and with fewer resorts and will be subject to "fresh start" accounting rules. Therefore, you should not rely on either:

                  . the previously filed unaudited financial statements for periods in 2000 and certain periods in 2001 (including the monthly operating reports filed with the Bankruptcy Court for periods in 2000 and for the months January through October 2001); and

                  . the previously filed financial statements for 1999 and prior periods.

We are dependent upon senior executive management, many of whom are new

         Our future success largely depends on the skills and efforts of our senior management team. Since the Petition Date, there has been significant turnover in many of our key senior executives. Since October 2000, certain of our senior management positions, including, until recently, the President and Chief Executive Officer, have been filled on an interim basis by representatives of Jay Alix & Associates ("JA&A"). Our current President and Chief Executive Officer, Nicholas J. Benson, has held that position only since November 2001. In addition, certain of our other key executives, such as our Chief Operating Officer and Sunterra Europe's Chief Executive Officer, have joined the Company since the bankruptcy filing. Certain additional senior management posts remain open or are being staffed on an interim basis. Consequently, select key members of senior management have a limited history and experience with our companies. Although we believe that these interim management measures have stabilized operations and allowed us to develop the Plan of Reorganization, continued management turnover could lead to unstable and inconsistent management of our business and affairs. We are actively recruiting for those senior management positions that presently are open or are staffed on an interim basis.

We may be unable to attract, retain and motivate necessary management and other skilled personnel

         Our successful implementation of our business plan will also require us to attract, motivate, train and retain additional skilled and experienced sales and other personnel. We will face intense competition for such personnel. We may not be able to attract, motivate and retain personnel with the skills and experience needed to successfully manage our business and operations. Our inability to attract, hire or retain the necessary executive, sales and financial personnel, technical, marketing, information systems and other personnel, or the loss of the services of any member of our senior management team, could have a material adverse effect on our business, financial condition or results of operations.

We will continue to be subject to extensive government regulation

         Marketing and sales of Vacation Interests are subject to extensive and ever-changing regulations by the federal and state governments and foreign jurisdictions in which our resort properties are located and in which Vacation Interests are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce generally. Other significant federal legislation to which we may be subject includes the Truth-In-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Interstate Land Sales Full Disclosure Act, Telephone Consumer Protection Act, Telemarketing and Consumer Fraud and Abuse Prevention Act, Fair Housing Act, the Americans With Disabilities Act, the Fair Credit Reporting Act, the Fair Debt Protection Act, the Gramm Leach Bliley Act and the Civil Rights Acts of 1964 and 1968. In addition, many states have adopted specific laws and regulations regarding the establishment of condominiums and timeshare projects and the sale of vacation interest ownership programs. For example, in most states, we will be required to deliver an offering statement or public report to all prospective purchasers of Vacation Interests, together with certain additional information concerning the terms of the purchase. Laws in most states generally grant the purchaser of a vacation interest the right to cancel a contract of purchase at any time within a period ranging from three to ten calendar days following the later of the date the contract was signed or the date the purchaser received the last of the documents which we will be required to provide to the purchaser. Most states have other laws that regulate other activities such as those relating to real estate licensure, exchange program registration and sellers of travel licensure and anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws and labor laws. Any failure to comply with applicable laws or regulations could have a material adverse effect on our business, results of operations or financial condition.

We have not filed required quarterly and annual SEC reports since the commencement of the Chapter 11 Cases and may not be able to comply with certain SEC reporting requirements in the future

         Since the Petition Date, Sunterra has not filed required quarterly and, until the filing of this report, annual reports with the SEC. Specifically, Sunterra failed to file Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30 in 2000 and for the quarters ended March 31, June 30 and September 30 in 2001. Sunterra also failed to file an Annual Report on Form 10-K for the year ended December 31, 2000, was delinquent in filing this report and is delinquent in filing its Quarterly Report on Form 10-Q for the first quarter of 2002. We intend to seek to file certain of our delinquent SEC reports as promptly as practicable, but some or all of such reports may not be filed. In addition, because our previously audited financial statements for the 1999 and 1998 fiscal years cannot be used, and because we are not able to present unaudited financial statements or certain information for any periods prior to 2000, this report does not, and certain of Sunterra's future filings under the Securities Exchange Act of 1934 will not, comply with certain SEC requirements.

         We may be subject to adverse regulatory or other consequences, which could include administrative, enforcement or other proceedings brought by the SEC, related to our past and future filing delinquencies and as a result of issues related to the financial statement adjustments discussed herein under "Business - Financial Statement Adjustments."

It is unlikely that an active public trading market for our new common stock will develop in the foreseeable future and such common stock may be illiquid or experience significant price volatility

         On the Plan Effective Date, Sunterra's existing common stock will be cancelled, and new common stock (the "New Sunterra Common Stock") will be issued in accordance with the provisions of the Plan. We cannot assure you that the stock will be listed or a market will develop for the New Sunterra Common Stock issued under the Plan. Even if the New Sunterra Common Stock is listed or quoted, an active market for such securities may not develop, and no determination can be made as to the prices at which purchases or sales of such securities may be made. The market price of the New Sunterra Common Stock may be subject to significant fluctuations in response to numerous factors, including variations in our annual or quarterly financial results or those of our competitors, changes by financial analysts in their estimates, if any, of the future earnings of the Company, conditions in the economy in general or in the travel, vacation ownership and leisure industries in particular or unfavorable publicity as well as the

"Risk Factors" discussed above. The stock market also has, from time to time, experienced significant price and volume fluctuations that have been unrelated to the operating performance of companies with publicly-traded securities.

Sunterra's Charter and Bylaws will contain provisions that could limit the value of the New Sunterra Common Stock

         Certain provisions of the Amended Articles of Incorporation and Amended Bylaws of Reorganized Sunterra, as well as applicable state law, may have the effect of delaying, deferring, or preventing a change in control of the company. Such provisions may make it more difficult for other persons, without the approval of our Board of Directors, to make a tender offer or otherwise acquire substantial amounts of the New Sunterra Common Stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder's best interest. These provisions could limit the price that certain investors might be willing to pay in the future for shares of New Sunterra Common Stock.

We do not anticipate paying any dividends

         We do not anticipate paying any dividends on the New Sunterra Common Stock in the foreseeable future. In addition, covenants in certain debt instruments to which we will be a party will restrict our ability to pay dividends and make certain other payments. In particular, our current debtor-in-possession financing facility prohibits, and we anticipate that our Exit Financing and any other working capital facilities will prohibit or limit, the payment of dividends or the making of other distributions to stockholders. Certain institutional investors may only invest in dividend-paying equity securities or may operate under other restrictions that may prohibit or limit their ability to invest in the New Sunterra Common Stock.

We will be subject to various restrictions under our Exit Financing facility

         Our Exit Financing facility will contain various restrictions and limitations that may affect our business and affairs. We expect that such restrictions and limitations will include those relating to our ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends and that we will be required to maintain certain financial ratios and comply with other financial covenants. Our failure to comply with any such provisions, or to pay our obligations under such financing, could result in foreclosure by the lender of its security interests in our assets, as discussed in the following paragraph, and could otherwise have a material adverse effect.

Virtually all of our assets will be subject to security interests

         Substantially all cash, receivables, inventory and other assets of the reorganized Company will be subject to liens and security interests after the Plan Effective Date. If the lenders under the Exit Financing facility or any other holder of a security interest becomes entitled to exercise their or its rights as a secured party, they would have the right to foreclose upon and sell or otherwise transfer the collateral subject to the security interest, and the collateral accordingly would be unavailable to us or to our other creditors, except to the extent, if any, that such other creditors have a superior or equal security interest in the affected collateral or the value of the affected collateral exceeds the amount of indebtedness in respect of which such foreclosure rights are exercised.

We need to be able to access the securitization markets in the future

         While we securitized our mortgages receivable prior to the Petition Date, there can be no assurance with regard to our ability to access successfully the securitization markets upon emergence from Chapter 11. Our inability to do so could adversely affect our business and financial condition.

Our stock ownership will be concentrated, which may make it difficult for stockholders to exert control over us or to replace our management

         We expect that certain of our creditors will acquire, pursuant to the Plan, amounts of New Sunterra Common Stock that may enable them to exert substantial influence over the election of directors and the management and affairs of the reorganized Company. Accordingly, if these persons vote their shares of New Sunterra Common Stock in the same manner, they may have sufficient voting power to determine the outcome of various matters submitted to the stockholders for approval, including mergers, consolidations and the sale of substantially all of our assets. Such control may result in decisions that are not in the best interest of our other stockholders.

ITEM 2.  PROPERTIES

         As of May 31, 2002, we had a total of 73 resorts, 47 of which are located in the United States, Canada, the Caribbean and Mexico, including two resorts in Hawaii operated under a joint venture, and 26 in Europe. The following table shows, as of that date, the number of resort locations that we have in each state and country in which we operate:

State           Number of Locations  Country/Region         Number of Locations
-----           -------------------  --------------         -------------------
Arizona                  6             Austria                      1
California               5             Balearic Islands             2
Colorado                 1             Canada                       1
Florida                  4             Canary Islands               7
Hawaii (a)              12             England                      5
Idaho                    1             France                       2
Missouri                 1             Germany                      1
Nevada                   2             Italy                        1
New Mexico               1             Mexico                       2
Oregon                   2             Netherlands Antilles         2
South Carolina           1             Portugal                     1
Tennessee                2             Scotland                     1
Virginia                 2             Spain                        5
Washington               1             U.S. Virgin Islands          1
_______________

(a)      We own two of these resorts in partnership with third parties.

     All of the units in our resorts are fully furnished and include telephones, televisions, VCRs and stereos, and all but the studio units feature full kitchens. Most of the units contain a washer, dryer and microwave. Many units also include a private deck.

     In order to focus our business on those operations which offer a significant opportunity for sustainable growth, we determined to seek to maximize the operations and financial performance of so-called "core resorts" and have identified several "non-core resorts" that do not provide a suitable platform for our affiliation, Global Club and other strategic initiatives. Our efforts in this regard have focused upon the closure of select sales centers and the sale of "non-core resorts" and other assets. Such dispositions commenced shortly after the Petition Date and are ongoing. Following confirmation of the Plan, we intend to monitor and measure the operating and financial performance of our core resorts against expectations in order to identify other resorts for possible sale and achieve an optimal resort mix.

     Our headquarters and principal administrative, marketing, legal, construction, accounting, finance and support facilities are located in Orlando, Florida, where we own a building containing approximately 25,000 square feet of space. We also lease office space in Las Vegas, Nevada, Bellevue, Washington and Carlsbad, California, containing a total of approximately 112,872 square feet of space. In addition, we lease approximately 40,000 square feet of office space and storage space in London, England which houses the headquarters of our European operations. We are in the process of relocating our headquarters and support facilities from Orlando to Las Vegas and expect to be completed by December 31, 2002.

ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of business, the Company is subject to various claims and actions. In the opinion of management, taking into account the effect of the Plan of Reorganization, any liability arising from or relating to these claims, or other claims under the Plan, should not materially and adversely affect the Company, with the possible exception of the RCC matter described below.

     Directors of Sunterra have been named defendants in a certain action filed by the Creditors' Committee in Sunterra's name and on its behalf. The action was filed on May 30, 2002 in the United States District Court for the District of Maryland. The action alleges, among other matters, breach of fiduciary obligations and gross negligence arising out of events prior to the Petition Date and seeks damages on account of such claims.

     In 1996, the State of Hawaii Department of Taxation ("DOT") began audits of Sunterra Pacific and the VTS Operating Fund, Inc. (the "Operating Fund") established by Sunterra Pacific as a repository for pass through funds relating to obligations of Sunterra Pacific timeshare owners. On July 20, 2000, the DOT issued final assessments for general excise and use tax claimed to be owned by Sunterra Pacific for June 30, 1987 through June 30, 1999. The assessments for back taxes, penalties and interest total approximately $5.35 million. In a parallel audit of the Operating Fund, the DOT issued proposed assessments for general excise and use tax for the period June 30, 1994 through June 30, 1998. These assessments for back taxes, penalties and interest total $1.35 million. Sunterra Pacific disputes many of the assessments described above and is currently attempting to resolve the payment of the DOT assessments. Recently,

Sunterra representatives met with DOT representatives to discuss DOT'S assessments and the possibility of settlement.

     On November 13, 2000, a Consolidated Amended Class Action Complaint (the "Complaint") was filed in the United States District Court for the Middle District of Florida (Orlando Division) (the "District Court"), relating to a putative securities fraud class action brought on behalf of purchasers of common stock of Sunterra for the period from October 8, 1998 through January 19, 2000 (the "Class Period"). Shortly after the Class Period, fifteen cases were filed in the District Court and were consolidated (the "Consolidated Cases"). Originally, Sunterra and several of its officers and directors were named as defendants in the Consolidated Cases. Following the filing of the Chapter 11 Cases, the Consolidated Cases were automatically stayed against Sunterra pursuant to Bankruptcy Code Section 362. The Complaint named former officers and two current directors of Sunterra as defendants, as well as Arthur Andersen, LLP, Sunterra's independent auditors during the Class Period. In or about the spring of 2001, all of the defendants moved to dismiss the Complaint. On March 12, 2002, the District Court entered an order dismissing the Complaint against each of the defendants without prejudice. Pursuant to the District Court's order, the plaintiffs were to file a second amended complaint on or before May 3, 2002, which was subsequently extended to July 3, 2002, by order dated May 2, 2002.

     Sunterra uses certain computer software under a software license granted by RCI Technology Corp., formerly known as Resort Computer Corporation ("RCC"). That software is the foundation for Sunterra's integrated computer system, which manages a wide range of hospitality functions, such as reservations, inventory control, sales commissions, Club Sunterra operations, housekeeping and marketing. RCC filed a motion in the Chapter 11 Cases alleging that the license agreement should be deemed rejected, which RCC asserts would have the effect of terminating the license. Sunterra opposed the motion, and the Court ruled in favor of Sunterra and denied RCC's motion. On June 14, 2002, RCC filed a notice of appeal of the Court's decision. Although we believe that RCC faces several obstacles in this appeal, if they were ultimately successful and able to effectively cause the termination of the license, such a result could have a material adverse effect on the Company.

     As discussed elsewhere in this report, Sunterra and certain of its subsidiaries are debtors-in-possession in the Chapter 11 Cases.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the 2001 fiscal year.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to the Petition Date, our common stock was listed on the New York Stock Exchange. On June 6, 2000, the Exchange delisted our common stock, which has traded in the over-the-counter market since that time. Holders of common stock will not receive any payments under the Plan of Reorganization on account of their equity interests.

         The following table sets forth the closing prices for the common stock for each quarter during the fiscal years ended December 31, 2001 and December 31, 2000, as reported by the New York Stock Exchange prior to June 6, 2000 and on the OTC Bulletin Board thereafter.

                                                  High                 Low
                                            ----------------    ----------------

Year Ended December 31, 2001
Fourth Quarter .............................      $0.12              $0.08
Third Quarter ..............................       0.18               0.10
Second Quarter .............................       0.19               0.11
First Quarter ..............................       0.25               0.05

Year Ended December 31, 2000
Fourth Quarter .............................       0.12               0.02
Third Quarter ..............................       0.26               0.08
Second Quarter .............................       2.06               0.10
First Quarter ..............................       9.38               2.00

     On April 26, 2002, there were 277 holders of record of our common stock.

     We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain future earnings to finance our operations. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect of the payment of dividends and other factors that the Board of Directors deems relevant. After the Plan Effective Date, our ability to pay dividends will be restricted. See "Business -- Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth summarized consolidated financial data of Sunterra Corporation for the fiscal years ended December 31, 2001 and 2000. For the reasons discussed under "Business -- Financial Statement Adjustments," this table does not include five years of financial data as required by applicable SEC rules relating to Form 10-K. You should read the following financial data in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and related notes contained elsewhere in this report.

                                                                                             Year Ended
                                                                                            December 31,
                                                                                ---------------------------------
                                                                                      2001                2000

                                                                                   (Amounts in thousands except
                                                                                    per share amounts and Other
                                                                                          Operating Data)
Statement of Operations Data:
Revenues:
Vacation Interest sales                                                          $  166,315          $  187,199
Vacation Interest lease revenue                                                      10,913               6,523
Club Sunterra membership fees                                                         6,823               7,019
Resort rental income                                                                 12,282              13,457
Management fees                                                                      20,966              20,006
Interest income                                                                      30,501              26,506
Other income                                                                         24,647              27,403
                                                                                -----------         -----------
        Total revenues                                                              272,447             288,113
                                                                                -----------         -----------

Costs and Operating Expenses:
    Vacation Interests cost of sales                                                 34,275              85,319
    Advertising, sales and marketing                                                104,273             150,742
    Maintenance fees and subsidy expense                                             14,075              16,668
    Provision for doubtful accounts and loan losses                                  15,843              33,973
    Loan portfolio expenses                                                          11,037               8,404
    General and administrative                                                       76,076             117,183
    Depreciation and amortization                                                    18,428              27,517
    Reorganization expenses                                                          50,350              77,988
    Restructuring expenses                                                             -                  6,040
    Impairment write-down of assets                                                    -                 37,430
    Loss on abandonment of property and equipment                                      -                    959
    Impairment loss on retained interests in mortgages receivable sold                 -                 30,015
                                                                                -----------         -----------

        Total costs and operating expenses                                          324,357             592,238
                                                                                ===========         ===========

        Loss from operations                                                     $  (51,910)         $ (304,125)
                                                                                ===========         ===========

Loss before provision for income taxes and cumulative effect of change
    in accounting principle                                                      $  (68,822)         $ (356,437)
                                                                                ===========         ===========

Net loss                                                                         $  (71,539)         $ (375,720)
                                                                                ===========         ===========

Loss in cumulative effect of change in accounting principle per common
share, basic and diluted                                                         $     0.00          $    (0.52)
Net loss per common share, basic and diluted                                     $    (1.99)         $   (10.43)

Other Operating Data:
    Number of resorts (at end of year)                                                   79                  82
    Vacation Intervals available for sale or lease                                   43,313              56,435
Balance Sheet Data:
    Cash and cash equivalents                                                    $   27,207          $   21,062
    Total assets                                                                    663,491             735,110
    Borrowings under debtor-in-possession financing agreement                        68,311              44,750
    Notes payable                                                                    28,005              44,592
    Liabilities subject to compromise                                               712,866             715,547
Total stockholders' deficiency                                                     (335,750)           (263,107)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Item 6, "Selected Financial Data", and our financial statements and related notes and the other financial data included elsewhere in this report. This discussion gives effect to the prior period adjustments as further discussed in Note 9 to the consolidated financial statements. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein under "Business -- Risk Factors." See the Safe Harbor Statement at the beginning of this report.

     Financial information is provided under this Item 7 only for the years ended December 31, 2001 and 2000 for the reasons discussed under "Business -- Financial Statement Adjustments" herein.

Overview

     Our operations consist of (i) marketing and selling vacation ownership interests at our locations and off-site sales centers, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year or every other year in perpetuity (Vacation Intervals), and vacation points, which may be redeemed for occupancy rights, or for varying lengths of stay, at participating resort locations (Vacation Points, and together with Vacation Intervals, Vacation Interests), (ii) leasing Vacation Intervals at certain Caribbean locations, (iii) acquiring, developing and operating vacation ownership resorts, (iv) providing consumer financing to individual purchasers for the purchase of Vacation Interests at our resort locations and off-site sales centers and (v) providing resort rental management and maintenance services for which we receive fees paid by the resorts' homeowner associations.

     On the Petition Date, Sunterra and 36 of its wholly owned subsidiaries each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Two additional affiliates subsequently filed voluntary petitions under Chapter
11. See "Business -- The Chapter 11 Cases" herein for a description of the Chapter 11 proceedings, the proposed Plan of Reorganization and related matters.

     Until the Plan of Reorganization is confirmed by the Bankruptcy Court and becomes effective, there can be no assurance that we will emerge from the bankruptcy proceedings, and the effect of all of the terms and conditions of such Plan on our business cannot be fully determined at this point. We believe that cash from operations along with financing provided through our existing debtor-in-possession financing agreement, as well as our anticipated completion of the Exit Financing transaction, should provide for a restructuring of our business and capital structure and fund sufficient liquidity to allow us to continue as a going concern. However, the loans outstanding under our existing debtor-in-possession financing agreement described below mature on July 31, 2002, and if financing under the Exit Financing facility were not available, or if the Plan of Reorganization could not be consummated, by that date, we would be required to obtain a further extension of the maturity date from the lender under the debtor-in-possession financing agreement, and we can provide no assurance that such extension could be obtained.

     We incurred significant net losses totaling $71.5 million and $375.7 million for the years ended December 31, 2001 and 2000, respectively. The fiscal year 2001 net loss included significant charges for (i) advertising, sales and marketing expenses of $104.3 million, (ii) general and administrative expenses of $76.1 million and (iii) other reorganization expenses of $50.4 million. The fiscal year 2000 net loss included significant charges for (i) advertising, sales and marketing expenses of $150.7 million, (ii) general and administrative expenses of $117.2 million, (iii) other reorganization expenses and restructuring costs of $38.7 million and (iv) loss on impairment of properties, equipment and goodwill and development costs of $122.3 million. The net loss for fiscal year 2000 also includes charges totaling $30.0 million to reflect impairment loss on retained interests in mortgages receivable sold. See the additional discussion below under "Results of Operations" for the year ended December 31, 2001 compared to the year ended December 31, 2000.

Critical Accounting Policies and Significant Estimates

     This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts and the retained interests in mortgages receivable sold. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Our critical accounting policies and the related significant estimates are as follows:

Revenue Recognition

(i)  Vacation Interests

     We recognize sales of Vacation Interests in the United States on an accrual basis after a binding sales contract has been executed, a 10% minimum down payment has been received, the rescission period has expired, construction is substantially complete and certain minimum project sales levels have been met. If all the criteria are met except that construction is not substantially complete, then revenues are recognized on the percentage of completion (cost to cost) basis. For sales that do not qualify for either accrual or percentage of completion accounting, all revenue is deferred using the deposit method.

     The European operations recognize Vacation Interests revenue after the rescission period expires and upon receipt of all purchase consideration, usually subsequent to the closing of a mortgage loan provided to the customer by a third party. The European operations do not sell Vacation Interests in properties prior to completion of construction and do not record deferred revenue.

(ii) Vacation Interest lease revenue

     Transactions involving Vacation Interests in certain Caribbean locations are legally structured as long-term lease arrangements for either 99 years or a term expiring in 2050. The Vacation Interests subject to such leases revert to the Company at the end of the lease terms. Such transactions are accordingly accounted for as operating leases, with the sales value of the intervals recorded as deferred revenue at the date of execution of the transactions. Revenue deferred under these arrangements is amortized on a straight-line method over the term of the lease agreements. In addition, we collect maintenance fees from the lessees on these properties, which are accrued as earned and included in Vacation Interest lease revenue. The direct leasing costs of the lease contracts are also deferred and amortized over the term of the leases.

(iii)  Club Sunterra membership fees

       Revenue on the upgrade of Vacation Interval ownership to club membership is deferred and amortized over ten years. Club membership annual dues are accrued as earned.

(iv)  Resort rental income and management fees

       We rent unsold Vacation Interests on a short-term basis. Such resort rental income is accrued as earned. Property management fee revenues are accrued as earned in accordance with the management contracts.

(v) Interest income

       Mortgages and contracts receivable interest is accrued as earned based on the contractual provisions of the mortgages and contracts. Interest accrual is suspended on mortgages and contracts receivable that are at least 180 days delinquent or are a first payment default.

(vi)   Other income

       Included in other operating income is revenue on sales of one-week leases and mini-vacations which allow prospective owners to sample a resort property and which is deferred until the vacation is used by the customer or the expiration date of the mini-vacation passes.

       Other operating income also includes nonrefundable commissions earned by the European subsidiary on the origination of loans to customers by a third party to finance purchases of Vacation Interests. The commission revenue is recorded upon recognition of the related Vacation Interest sales revenue.

Retained Interests in Mortgages Receivable Sold

       Retained interests in mortgages receivable sold are generated upon sale of mortgages receivable and represent the net present value of the expected excess cash flow to the Company after repayment by the purchaser of principal and interest on the obligations secured by the sold mortgages receivable. The retained interests are classified as available-for-sale based on our intent and the existence of prepayment options. Retained interests are marked to fair value at each reporting date based on certain assumptions and the adjustments, if any, are reported as a component of other comprehensive income (loss) in the statements of stockholders' equity (deficiency). Adjustments for permanent impairment of the value of retained interests are recorded in our consolidated statements of operations in the period of impairment.

Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses

       Mortgages and contracts receivable are recorded at the lower of amortized cost or market, including deferred loan and contract origination costs, less the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests have been capitalized and are being amortized over the term of the mortgages or contracts receivable as an adjustment to interest income on mortgages and contracts receivable using the effective interest method.

       We provide for estimated mortgages receivable cancellations and defaults at the time the Vacation Interval sales are recorded by a charge to operations and a credit to an allowance for loan losses. A similar loss allowance is provided for certain interval transactions structured as long-term operating lease arrangements by a charge to deferred lease revenue, which is included in deferred revenue on the consolidated balance sheets, and a credit to an allowance for loan losses. We perform an analysis of factors such as economic conditions and industry trends, defaults, past due agings and historical write-offs of mortgages and contracts receivable to evaluate the adequacy of the allowance.

       We charge off mortgages and contracts receivable upon default on the first scheduled principal and interest payment (first payment defaults) or 180 days of contractual delinquency. Vacation Interests recovered on defaulted mortgages receivable are recorded in real estate and development costs and as a reduction of loan charge-offs at the lower of historical cost or fair market value of Vacation Interests at the respective property. All collection and foreclosure costs are expensed as incurred.

Real Estate and Development Costs

       Real estate and development costs are valued at the lower of cost or net realizable value. Development costs include both hard and soft construction costs, and together with real estate costs, are allocated to Vacation Interests. Interest, taxes and other carrying costs incurred during the construction period are capitalized and such costs incurred on completed Vacation Interval inventory are expensed. Costs are allocated to units sold on the relative sales value method.

Goodwill

       We review goodwill, along with other long-lived assets, for impairment at each reporting date. Impairment exists when future undiscounted cash flows are not sufficient to recover the carrying amount of the related asset.

Valuation Allowance on Net Deferred Tax Assets

       We account for income taxes in accordance with the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Net deferred tax assets are evaluated for expected future realization, which is dependent on our ability to generate such future taxable income sufficient to utilize these assets. A valuation allowance is recorded against net deferred tax assets to the extent they are estimated to be less than likely to be realized.

Prior Period Adjustments

       Subsequent to the issuance of our annual consolidated financial statements for the year ended December 31, 1999, we determined that, as discussed below and under "Business -- Financial Statement Adjustments" above and in Note 9 to our consolidated financial statements, the accounting treatments that had been originally afforded to certain transactions were inappropriate and that certain accounting errors had been made during 1999 and prior years.

Accordingly, retained earnings as previously reported as of December 31, 1999 has been reduced by approximately $113.2 million, net of an income tax benefit of $18.2 million.

       The following table summarizes the components of the adjustment to retained earnings:

     Revenue recognition on leased Vacation Interests .................................   $   47,331
     Improper capitalization of costs in real estate and development costs ............       34,049
     Improper capitalization of deferred costs, goodwill and equipment ................       18,437
     Other revenue recognition errors .................................................        8,116
     Other accounting and recording errors ............................................       23,474
                                                                                             -------

                                                                                             131,407
     Income tax effect of prior period adjustments ....................................      (18,226)
                                                                                             -------

                                                                                          $  113,181
                                                                                             =======


Results of Operations

       The following table sets forth certain operating information for the fiscal years 2001 and 2000:

                                                                               2001           2000
                                                                               ----           ----
           As a percentage of total revenues:
               Vacation Interest sales ....................................    61.0%          65.0%
               Vacation Interest lease revenue ............................     4.0            2.3
               Club Sunterra membership fees ..............................     2.5            2.4
               Resort rental income .......................................     4.5            4.7
               Management fees ............................................     7.8            6.9
               Interest income ............................................    11.2            9.2
               Other income ...............................................     9.0            9.5

                                                                              -----          -----
                   Total revenues .........................................   100.0%         100.0%

           As a percentage of Vacation Interest sales:
               Vacation Interests cost of sales ...........................    20.6%          45.6%
               Maintenance fees and subsidy expense .......................     8.5            8.9
               Provision for doubtful accounts and loan losses ............     9.5           18.1
               Advertising, sales and marketing ...........................    62.7           80.5

           As a percentage of total revenues:
               General and administrative .................................    27.9%          40.7%
               Loan portfolio expenses ....................................     4.1            2.9
               Depreciation and amortization ..............................     6.8            9.6
               Reorganization expenses ....................................    18.5           27.1
               Restructuring costs ........................................       -            2.1
               Impairment write-down of assets ............................       -           13.0
               Impairment loss on retained interests in mortgages
               receivable sold ............................................       -           10.4
               Loss on abandonment of property and equipment ..............       -            0.3
               Total costs and operating expenses .........................   119.1          205.6

       Comparison of the year ended December 31, 2001 to the year ended December 31, 2000

       We achieved total revenues of $272.4 million for the year ended December 31, 2001, compared to $288.1 million for the year ended December 31, 2000, a decrease of 5.4%. Overall revenues for domestic operations fell 9.9% to $181.7 million for the year ending December 31, 2001 compared to $201.7 million for the year ended December 31, 2000, while revenues from foreign operations increased 5.0% to $90.7 million for the year ended December 31, 2001.

       Vacation Interest sales of $166.3 million for the year ended December 31, 2001 decreased by $20.9 million, or 11.2%, compared to sales of $187.2 million for the year ended December 31, 2000. The decrease is attributable to domestic operations, which saw Vacation Interest revenues decline by $22.5 million due to the uncertainty surrounding our status as a debtor-in-possession, the impact of the terrorists' attacks on the travel and leisure industry following September 11, 2001, implementation of revised credit and underwriting policies during 2001 (resulting in lower sales to potential higher-risk customers), less spending on sales and marketing activities, the closing of sales centers at off-site locations and certain resort locations and discontinued sales efforts for properties designated for disposal. Vacation Interest sales from foreign operations increased by $1.6 million in 2001.

       Further impacting Vacation Interest sales during 2000, the Bankruptcy Court issued an order (in November 2000) for the Company to provide certain consumers with renewed rescission rights for timeshare transactions entered into but not consummated fully prior to the Petition Date. As a result, $31 million in revenue was converted to pending sales. The reconfirmation acceptance for these transactions was substantially completed in 2001 and Vacation Interest sales of $16.8 million were recognized in 2001 for customers that elected not to rescind.

       Vacation Interest lease revenue increased $4.4 million, or 67.3%, to $10.9 million for the year ended December 31, 2001 from $6.5 million for the year ended December 31, 2000. The increase is primarily attributable to maintenance fees billed to the owners of certain Caribbean properties in 2001.

       Club Sunterra membership fees earned of $6.8 million for the year ended December 31, 2001 were $0.2 million lower than membership fees earned for the year ended December 31, 2000 of $7.0 million, despite a 12% increase in club membership. Certain sales incentives that directly contributed to membership fee revenue were discontinued in 2000.

       Resort rental income decreased 8.7% to $12.3 million for the year ended December 31, 2001 from $13.5 million for the year ended December 31, 2000, primarily as a result of the decrease in the number of Company-owned Vacation Interests available for rental due to on-going sales of Vacation Interests and the disposition of certain resort properties in 2000 and 2001.

       Interest income, primarily from financing provided to purchasers and lessees of Vacation Interests, increased 15.1% to $30.5 million for the year ended December 31, 2001 from $26.5 million for the year ended December 31, 2000. The increase largely resulted from an accretion in residual interests retained for mortgages receivable sold.

     Other income, which mainly consists of sampler vacation program revenues, travel service revenue, resort amenity income and finance commissions, fell by 10.1% to $24.6 million for the year ended December 31, 2001 from $27.4 million for the year ended December 31, 2000. This decrease is primarily due to the recognition of revenue resulting from the expiration of pre-sold sampler programs in 2000.

     Vacation Interest cost of sales of $34.3 million for the year ended December 31, 2001 decreased $51.0 million, or 59.8%, from $85.3 million for the year ended December 31, 2000. As a percentage of Vacation Interest sales for the years ended December 31, 2001 and 2000, Vacation Interest cost of sales was 20.6% and 45.6%, respectively. This decrease is primarily attributable to a $39.6 million impairment write-down of real estate and development costs recorded in 2000. No such write-downs were recorded in 2001. Excluding the impairment write-down, Vacation Interest cost of sales was 20.6% and 24.5% of Vacation Interest sales for the years ended December 31, 2001 and 2000, respectively. The remaining decrease of $11.4 million relates to the decline in Vacation Interest sales from 2000 to 2001 and a product mix that reflects the disposition of certain non-core properties.

     Maintenance fees and subsidy expense decreased 15.6%, or $2.6 million, to $14.1 million for the year ended December 31, 2001 from $16.7 million for the year ended December 31, 2000 and totaled 8.5% of Vacation Interest sales for the year ended December 31, 2001 as compared to 8.9% for the year ended December 31, 2000. The decrease was primarily the result of a decrease in the number of Company-owned Vacation Interests (due to ongoing sales and the disposition of certain resort properties in 2000 and 2001) and decreases in developer subsidies and guarantees.

     The provision for doubtful accounts and loan losses was $15.8 million for the year ended December 31, 2001 compared to $34.0 million for the year ended December 31, 2000. Of these amounts, $10.6 million and $24.5 million for 2001 and 2000, respectively, related to mortgages and contracts receivable. The resulting allowances for mortgages and contracts receivable at December 31, 2001 and 2000 were $36.2 million and $37.3 million, respectively, representing approximately 17.1% and 16.5%, respectively, of the total portfolio outstanding at those dates. The balance of the provision for doubtful accounts of $5.2 million for 2001 and $9.4 million for 2000 represents estimated uncollectible, amounts due from homeowner associations and other receivables.

     For the year ended December 31, 2001, advertising, sales and marketing costs were $104.3 million or 62.7% of Vacation Interest sales compared to $150.7 million or 80.5% for the year ended December 31, 2000. This represents a $46.4 million or 30.8% decrease from 2000, with domestic operations accounting for $47.1 million of the change. This decrease was primarily a result of the decrease in Vacation Interest sales, the closing of certain sales centers and the elimination or revision of sales and marketing and incentive programs that were deemed not to be cost effective.

     General and administrative expenses decreased $41.1 million or 35.1% to $76.1 million for the year ended December 31, 2001 from $117.2 million for the year ended December 31, 2000. Included in the change was a $16.0 million reduction in administrative payroll. As a percentage of total revenues, general and administrative expenses improved to 27.9% for 2001 from 40.7% for 2000 and reflect our efforts to increase efficiencies as we move toward exiting Chapter 11. The closing of sales centers and other facilities and disposal of certain resort locations also contributed directly to the improvement over 2000.

     Loan portfolio expenses increased 31.3% to $11.0 million for the year ended December 31, 2001 from $8.4 million for the year ended December 31, 2000, including a $1.5 million increase in salaries. The overall increase is attributable to efforts in maximizing collections on delinquent accounts and recovering our Vacation Interests from defaulted loans and contracts, as well as improving loan and contract administration.

     Depreciation and amortization expense decreased 33.0%, or $9.1 million, to $18.4 million for the year ended December 31, 2001 from $27.5 million in 2000, primarily as a result of impairment write-downs of property and equipment and goodwill of $37.4 million and $44.6 million, respectively, that were recorded in 2000. Additionally, no depreciation was recorded in 2001 for certain property and equipment with a net book value of $13.6 million that were designated as held for sale in the fourth quarter of 2000.

     Reorganization expenses decreased 35.4%, or $27.6 million, to $50.4 million for the year ended December 31, 2001 from $78.0 million for the year ended December 31, 2000. The decrease was primarily the result of write-downs totaling $45.3 million and $16.4 million related to asset impairments and debt issuance costs, respectively, recorded in year 2000. The decrease was partially offset by an increase in professional fees charged to reorganization expense which totaled $47.8 million for the year ended December 31, 2001 compared to $14.7 million for the year ended December 31, 2000.

     We incurred restructuring costs of $6.0 million for the year ended December 31, 2000 primarily related to severance and termination benefits for 55 employees, as well as lease termination and other sales center closure costs incurred prior to bankruptcy. No restructuring costs were recorded in fiscal year 2001.

     Impairment losses on retained interests in mortgages receivable sold totaling $30.0 million for the year ended December 31, 2000 was primarily the result of a contractual change, as a direct result of the bankruptcy filing, which affords the purchaser a higher priority in the distribution of principal and interest payments collected and an increase in the interest rate paid on borrowings under certain off-balance sheet facilities. Additionally, we reduced our estimates of future cash collection on loans sold based on historical performance.

     Interest expense for the year ended December 31, 2001, net of capitalized interest of $0.4 million, was $20.5 million, compared to $42.8 million, net of capitalized interest of $1.8 million, for the year ended December 31, 2000. The decrease was primarily attributable to cessation of interest accruals of unsecured subordinated debt obligations after the bankruptcy filing. Contractual interest on these obligations of $40.4 million in 2001 and $23.5 million in 2000 was unaccrued due to the bankruptcy filing.

     Other non-operating income (expenses) for the year ended December 31, 2000 is comprised of a one-time charge to write off uncollectible mortgages that were replaced through the conduit financing facility. The replacement of these mortgages ceased upon the bankruptcy filing.

     In 2000 we recorded a one-time charge of $18.8 million for the cumulative effect of a change in the method of accounting for homeowners' fees and property taxes during the developer guarantee and subsidy periods. Prior to 2000, we had capitalized such costs during these periods as part of real estate and development costs. After an evaluation of this policy, it was determined that a preferable method, in accordance with industry conventions, is to charge these costs to expense as incurred at the time a project is substantially complete and available for occupancy.

     We recorded provisions for income taxes of $2.7 million and $0.5 million for 2001 and 2000, respectively, primarily related to our European operations. The income tax benefits arising from the substantial operating losses for these years have been offset by a valuation allowance taken against the resulting deferred tax assets, the future realization of which is currently considered less than likely.

Liquidity and Capital Resources

     The consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 proceedings, such realization of assets and liquidation of liabilities are subject to uncertainty. As of December 31, 2001, the Company's consolidated stockholders' deficiency of $335.8 million, its status as a debtor-in-possession operating under Chapter 11 Bankruptcy Court protection and the Company's lack of the execution of the Exit Financing facility and a post-emergence working capital facility, as also described in Note 3 to the consolidated financial statements, give rise to substantial doubt about the Company's ability to continue as a going concern. Management believes that the Plan as confirmed on June 20, 2002 by the Bankruptcy Court provides for a restructuring of the Company's business and its capital structure such that it will be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may be necessary if the Company is not able to emerge from Chapter 11 and continue as a going concern.

     We generate cash principally from down payments on Vacation Interest sales and leases financed, cash sales of Vacation Interests, principal and interest payments on mortgages and contracts receivable and collection of Club Sunterra membership fees, resort rental income and management fees.

     During the year ended December 31, 2001, net cash used in operating activities was $25.9 million and was primarily the result of the net loss of $71.5 million less non-cash expenses of $18.4 million for depreciation and amortization and the provision for doubtful accounts of $15.8 million, and net collections of mortgages and contracts receivable and other receivables of $11.8 million.

     During the year ended December 31, 2001, net cash provided by investing activities was $34.1 million. Cash provided by investing activities was principally the result of proceeds from the sale of assets and investments of $44.8 million, the largest of which was the sale of Savoy on South Beach, a resort property in Florida, resulting in net proceeds of $17.3 million, subject to a mechanic's lien for $780,000. The Company has agreed to pay $532,000 to settle the dispute of the mechanic's lien claimant. Cash used in investing activities of $12.5 million included property and equipment acquisitions of $9.3 million in Europe and $1.2 million in North America.

     During the year ended December 31, 2001, net cash provided by financing activities was $4.3 million. Cash provided by financing activities was principally the result of our borrowings under our debtor-in-possession financing agreement (the DIP Facility) of $78.7 million, net of debt issuance costs, and proceeds from notes payable of $3.6 million. Cash used in financing activities was principally for the payoff of an initial debtor-in-possession financing agreement of $56.7 million, $16.1 million for payments on mortgage-backed securities and $5.3 million for payments on notes payable.

     We currently anticipate spending $7.7 million for real estate and development costs at existing resort locations during 2002. We plan to fund these expenditures with cash generated from operations and borrowings under the DIP Facility and the anticipated Exit Financing facility. We believe that, with respect to our current operations, cash generated from operations and future borrowings will be sufficient to meet our working capital and capital expenditure needs through the end of 2002. If these are not sufficient, we have the ability to adjust our spending on real estate and development costs.

     The allowance for loan losses at December 31, 2001 was $36.2 million, or 17.1% of the total portfolio of mortgages and contracts receivable outstanding at that date. Management believes the allowance is adequate. However, if the amount of the mortgages and contracts receivable that are ultimately written off materially exceeds the related allowances, our business, results of operations and financial condition could be adversely affected.

     Our plan for meeting our liquidity needs may be affected by, but not limited to, the following: our ability to successfully complete the Exit Financing transaction, demand for our product, our ability to securitize our mortgages receivable, our ability to obtain borrowings under our current and anticipated borrowing arrangements, an increase in prepayment speeds and default rates on our mortgages and contracts receivable, the threat and/or effects on the travel and leisure industry of future terrorists' attacks and limitations on our ability to conduct marketing activities.

     Completed units at various resort properties are acquired or developed in advance, and we finance a significant portion of the purchase price of Vacation Intervals. Thus, we continually need funds to acquire and develop property, to carry notes receivable contracts and to provide working capital. Prior to the bankruptcy filing, our principal method of funding our cash requirements was borrowing against or selling the mortgages receivable originating from the sale of Vacation Interests. Historically, we were able to securitize our mortgages receivable at terms favorable to us and anticipate that in the future we will be able to continue to do so. If we are unable to borrow against or to sell our mortgages receivable in the future, particularly if we suffer any significant decline in the credit quality of our mortgages receivable or if the market for our mortgages receivable declines, our ability to acquire additional resort units will be adversely affected and our profitability from sales of Vacation Interests may be reduced or eliminated.

     Recent economic forecasts suggest a greater likelihood of increased prepayment rates than those evidenced during 2001. Further, trends in our portfolio during 2002 indicate increased prepayment rates over historical amounts. To the extent that mortgages receivable pay off prior to their contractual maturity at a rate more rapid than we have estimated, the fair value of our residual interests will be impacted.

     At December 31, 2001, there were approximately 30,500 Vacation Intervals available for sale or lease. With the completion of current projects in progress, the acquisition of new resorts and the expansion of existing resorts, we believe we will have an adequate supply of Vacation Intervals available to meet our planned growth through the early part of the year 2005.

Corporate Finance

Overview

     On average, we finance approximately 80% of domestic Vacation Interest revenues. Accordingly, we do not generate sufficient cash from sales to provide the necessary capital to pay the costs of developing additional resorts and to replenish working capital. Prior to the bankruptcy filing, we financed our business principally from the sale of mortgages and contracts receivable and loans under various financing agreements. Mortgages receivable were sold to our conduit facility and through securitization transactions. See further discussion of the conduit facility and securitization transactions below.

     The Financial Accounting Standards Board (FASB) and other accounting regulatory bodies are currently discussing potential new accounting standards for off-balance sheet arrangements. Although it is considered likely that these new standards will affect us, management is unable to determine the potential impact on our financial position and results of operations given the preliminary nature of the discussions.

(i)  Off-balance sheet financing arrangements

     We have used certain off-balance sheet financing arrangements to provide liquidity and improve cash flows for the Company. We do not expect the Chapter 11 Cases to significantly impact our off-balance sheet financing arrangements, although, as described above, there has been a contractual change in the priority of distribution of principal and interest payments collected which impacted the value of our retained interests in mortgages receivable sold.

     In order to obtain liquidity from our mortgages receivable, we sold certain mortgages receivable from 1998 to 2000 through entities that are intended to meet the accounting criteria for Qualifying Special Purpose Entities (Qualifying Entities). Among other criteria, a qualifying entity's activities must be restricted to passive investment in financial assets and issuance of beneficial interests in those assets.

     The Qualifying Entities raised cash by issuing beneficial interests in the form of rights to cash flows from the mortgage receivable assets as collateral for borrowings under a line of credit or under promissory notes issued to third-party investors. We provide servicing for the transferred assets and collect a fee for those services, as well as retaining 100% interest in the excess spread over the borrowing rate. Sales of mortgages receivable to the Qualifying Entities are made without recourse to us as to collectibility. All of the Qualifying Entities' assets serve as collateral for the obligations. We are not required to provide any guarantees or liquidity support for the Qualifying Entities. Certain of these Qualifying Entities are not consolidated in our financial statements, nor are the transferred mortgages receivable and the obligations of the Qualifying Entities reflected on our consolidated balance sheets.

         Conduit Facility - We established a Qualifying Entity that is the obligor on a $100 million Mortgages Receivable Conduit Facility. We sold undivided interests in mortgages receivable to the Qualifying Entity at 95% of face value without recourse to us as to collectibility. The Qualifying Entity financed those purchases through advances on the Conduit Facility collateralized by an undivided interest in the transferred mortgages receivable. Certain of the loans sold into the Conduit Facility were subsequently repurchased by the Company and sold into securitizations described below. Although there is no contractual requirement in the Conduit Facility agreement, as certain mortgages receivable defaults occurred, we transferred in 2000 a total of $3.5 million in new mortgages receivable without consideration. The Conduit Facility expired on December 17, 2001.

         Securitization Transactions - We established certain Qualifying Entities to issue fixed rate notes payable collateralized by an undivided interest in transferred mortgages receivable. We retain 100% interest in the future cash flows generated by the sold mortgages receivable portfolios in excess of the cash required by the Qualifying Entities to fully repay principal and contractual interest on their obligations. Such excess cash is principally generated by the excess of the weighted average contractual interest received on the mortgage loans over the interest rates on the Qualifying Entities' notes. The notes contain a "clean up" call provision that allows the notes to be called and mortgages receivable to be transferred back to us when the remaining principal value of the notes reaches 10% of the original principal value.

         At the time of the closings of the transactions described above, we received "true sale" legal opinions that were relied upon in connection with determinations of the qualified status of these special purpose entities. Various accounting principles generally accepted in the United States specify the conditions that we must observe in not consolidating qualifying special purpose entities. Accounting for special purpose entities is under review by the FASB, and the off-balance sheet status of the special purpose entities may change as a result of those reviews.

(ii)     DIP Facility; Finova Transaction

         On May 31, 2000 the Bankruptcy Court provided interim approval of a debtor-in-possession financing agreement that provided us with a $25 million revolving credit facility (the Original DIP Facility). On August 3, 2000 the Bankruptcy Court entered a final order approving the Original DIP Facility and increasing the availability under the facility to $45 million on August 3, 2000. On April 3, 2001, the Bankruptcy Court approved a replacement debtor-in-possession financing agreement (the Replacement DIP Facility) with Greenwich Capital Markets, Inc. The Replacement DIP Facility provides financing of up to $160 million to the Company in the form of term loans and a revolving credit facility. The Original DIP Facility was retired with proceeds of a term loan under the Replacement DIP Facility. Interest under the Replacement DIP Facility is payable monthly at the one-month LIBOR rate plus 3.5% (5.4% at December 31, 2001), and the unused portion of the revolving credit facility is subject to a commitment fee of 0.5%. The Replacement DIP Facility matures on July 31, 2002. The loans are subject to mandatory prepayment under various circumstances, including prepayment on a monthly basis with proceeds of certain sales of Vacation Interests (in the case of term loans), prepayment with certain monthly cash balances (in the case of revolving loans) and prepayment with proceeds of certain sales or dispositions by the Debtors of other assets (in the case of both term loans and revolving loans). Borrowings are collateralized by all unencumbered assets of the Debtors and are afforded an administrative priority under the Bankruptcy Code. There were borrowings of $68.3 million outstanding under the Replacement DIP Facility at December 31, 2001.

         In January 2002, we entered into an amendment to the Replacement DIP Facility. This amendment increased, subject to certain conditions, the amounts that may be borrowed by the Debtors thereunder, changed the maturity date of the loans thereunder from June 30, 2002 to April 30, 2002 (subject to the ability of the Debtors to extend such date to June 30, 2002 upon meeting certain requirements), changed certain of the covenants of the Debtors, added additional covenants and provided for the payment of certain additional fees to the lender (including fees payable in connection with the payment of the Finova Loans discussed below).

         In January 2002, pursuant to order of the Bankruptcy Court, we also entered into a Payoff Agreement and Mutual Release (the "Finova Agreement") with Finova Capital Corporation ("Finova"). The Finova Agreement provided for the payment by us and certain of our affiliates ("Sunterra Parties") of various loans from and financing facilities ("Finova Loans") with Finova or its affiliates and the return by Finova of collateral securing the Finova Loans. Pursuant to the Finova Agreement, on January 28, 2002, the Sunterra Parties paid Finova, in cash and by application of other funds, $100 million (determined after giving effect to a prior release to Finova of $5 million held by Finova as cash collateral). The payment to Finova represented a discount of approximately $27 million from the principal amount of the Finova Loans, and we recorded that amount in 2002 as an extraordinary gain on settlement of debts. Pursuant to the Finova Agreement, each of the Sunterra Parties and Finova released the other parties from liabilities and obligations relating to the Finova Loans and certain other matters including those that were the subject of pending litigation between the parties. The Sunterra Parties obtained a portion of the funds to pay the Finova Loans from term loans under the Replacement DIP Facility and paid a fee of $13.4 million to the lender under that facility.

         In June 2002, we entered into an additional amendment to the Replacement DIP Facility. Pursuant to this amendment, the maturity date of the loans thereunder was extended to July 31, 2002 and provision was made for the payment of certain additional fees to the lender.

(iii)    Debt Settlement

         The Plan of Reorganization provides for treatment of seventeen classes of different claims. Among the various agreements reached by the Debtors as part of the Plan were agreements dated June 19, 2002 with two senior secured lenders, the Bank of America Bank Group (comprised of Bank of America, Societe Generale and Oaktree Capital Management) and

Oaktree Capital Management, separately representing approximately $37 million and $11 million in secured claims, respectively. Oaktree Capital Management holds a 50% interest in the Bank of America Bank Group claim. The settlement with Oaktree Capital Management contemplates a payoff and mutual release of all claims held by Oaktree Capital Management, totaling approximately $29 million, for $22.5 million. The settlement reached with the remaining Bank of America Bank Group contemplates issuance of a new note for $11.5 million. The terms of this note include, among other things, a secured interest in the cash flows of selected mortgages receivable, a five-year amortization period and an interest rate of prime plus 2%.

(iv)     Derivatives

         We have utilized derivative financial instruments from time to time, which have historically included interest rate cap agreements, to manage well-defined interest rate exposure. Derivative financial instruments are not used for trading or speculative purposes. Counterparties to our derivative financial instruments are generally major financial institutions. We manage the risk of counterparty default on our derivative financial instruments through the use of credit standards, counterparty diversification and monitoring of counterparty financial conditions. We have not experienced any losses due to counterparty default.

         At December 31, 2001 and 2000, no agreements were in effect and no amounts were due by or owed to us under these agreements as a result of the bankruptcy filing.

Disclosures about Contractual Obligations and Commercial Commitments

         Reference is made to the discussion herein under Item 1, "Business -- The Chapter 11 Cases -- Status of Bankruptcy Proceedings and Plan of Reorganization." Pending the effectiveness of the Plan, the Company has substantial contractual commitments and commercial commitments as of December 31, 2001 that are subject to compromise or rejection, such that additional summary disclosure of such obligations and commitments would not be meaningful.

New Accounting Pronouncements

         New accounting pronouncements are discussed in Note 8 to the consolidated financial statements included in this report.

Recent Events

         In March 2002, we announced a plan for an organizational restructuring and relocation of our North American operations and our global corporate management team to Las Vegas, Nevada before the end of 2002. As a result of the restructuring, we expect to incur approximately $1.0 million in employee severance and other costs.

         In March 2002, we sold our operations in Japan to the local Japanese management group for $0.3 million in cash and assumption of certain liabilities, resulting in no material gains or losses. These assets were included in assets held for sale at December 31, 2001.

         Lease agreements relating to a 1999 sale-leaseback transaction, payments on which were suspended as a result of the bankruptcy proceedings, were amended subsequent to December 31, 2001. As a result of the amendments, the minimum lease terms have been extended from November 2002 to April 2004, and our payment obligations have been reduced by $1.2 million.

         As discussed herein under "Business - Status of Bankruptcy Proceedings and Plan of Reorganization," the Bankruptcy Court confirmed our Plan of Reorganization on June 20, 2002, and we expect to emerge shortly from the Chapter 11 Cases.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

         We are exposed to on-balance sheet credit risk related to our mortgages and contracts receivable. We offer financing to the buyers and lessees of Vacation Intervals at our resorts. We bear the risk of defaults on promissory notes delivered to us by buyers of Vacation Intervals. If a buyer of a Vacation Interval defaults, we generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling and administrative costs from the original sale are not recovered and such costs must be incurred again to resell the Vacation Interval. Although in many cases we may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, we have generally not pursued this remedy. If a lessee of a Vacation Interval defaults, the lessee forfeits its contract rights previously held to use the Vacation Interval, and we are able to re-lease the Vacation Interval without further recovery efforts.

Availability of Funding Sources

         We have historically funded substantially all of the notes receivable, timeshare inventories and land inventories which we originate or purchase with borrowings through our financing facilities, sales of notes receivable, internally generated funds and proceeds from public debt and equity offerings. Borrowings are in turn repaid with the proceeds received by us from repayments of such notes receivable. To the extent that we are not successful in maintaining or replacing existing financings, we would have to curtail our operations or sell assets, thereby resulting in a material adverse effect on our results of operations, cash flows and financial condition.

Geographic Concentration

         Our owned and serviced loan portfolio borrowers are geographically diversified within the United States and internationally. At December 31, 2001, borrowers residing in the United States accounted for approximately 93.5% of serviced loans. With the exception of Arizona and California, which represented 17.2% and 16.9%, respectively, no state or foreign country concentration accounted for more than approximately 15.0% of the serviced portfolios. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well-being of the borrowers.

Foreign Currency Risk

         Our total revenues denominated in a currency other than U.S. dollars for 2001, primarily revenues derived from the United Kingdom and Japan, were approximately 33% of total revenues. Our net assets maintained in a functional currency other than U.S. dollars at December 31, 2001, which were primarily assets located in Western Europe, were approximately 27% of total net assets. The effect of changes in foreign currency exchange rates has not historically been significant to our operations or net assets.

Interest Rate Risks

         As of December 31, 2001, we had floating interest rate debt of approximately $251 million, including approximately $68 million outstanding under the Replacement DIP Facility and approximately $155 million subject to compromise under the bankruptcy proceedings. The floating interest rates are based upon the prevailing LIBOR or prime rates. For the Replacement DIP Facility and floating rate debt not subject to compromise, interest rate changes can impact earnings and operating cash flows. For floating rate debt subject to compromise, interest rate changes can impact current earnings; however, accumulated interest combined with the outstanding principal balance is limited to the fair market value of the underlying collateral.

         Of the approximately $483 million in fixed rate debt outstanding at December 31, 2001, $478 million represents unsecured subordinated notes for which no interest has been accrued subsequent to the bankruptcy filing.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the registrant are listed in the index contained in Item 14 herein and are included in this report beginning on page F-1. Selected quarterly financial data is not included in this report because the Company does not presently have the data necessary to provide such information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information required by this Item 9 is incorporated by reference to the information provided in the registrant's Form 8-K/A (date of event: March 19, 2001).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     NOTE: The information in this Item 10 relates to directors of Sunterra as of March 31, 2002. Pursuant to the Plan of Reorganization, as of the Plan Effective Date, the Board of Directors will consist of the Chief Executive Officer of the Company and six other persons selected by creditors in accordance with the provisions of the Plan.

     The table below sets forth information with respect to directors and executive officers as of March 31, 2002.

Name                                    Position
----                                    --------
Nicholas J. Benson                      President and Chief Executive Officer

Gregory F. Rayburn                      Senior Vice President and Chief Restructuring Officer

Andrew Gennuso                          Senior Vice President and Chief Operating Officer

Lawrence E. Young                       Vice President and Chief Financial Officer

Ross J. Altman                          Senior Vice President, General Counsel and Secretary

Ann Cohen                               Vice President, Corporate Controller

David C. Johnston                       Vice President, Corporate Treasurer

Jack Myers                              Vice President of Human Resources

Thomas Skraby                           Vice President of Finance and Operations

James Weissenborn                       Vice President, Sunterra Financial Services

Adam M. Aron                            Director

James G. Brocksmith                     Director

Sanford R. Climan                       Director

J. Taylor Crandall                      Director

Joshua S. Friedman                      Director

Andrew J. Gessow                        Director

Richard Harrington                      Director

Osamu Kaneko                            Director

Steven C. Kenninger                     Director

W. Leo Kiely, III                       Director


     Nicholas J. Benson. Mr. Benson, who is 40, has served as Sunterra's President and Chief Executive Officer since November 2001. Mr. Benson was the Chief Executive Officer of Sunterra Europe from January 2000 until assuming the position as President and CEO of

Sunterra. Mr. Benson served as the Chief Operating Officer of Sunterra Europe from June 1997 until his promotion to Chief Executive Officer of Sunterra Europe. Prior to joining the Company Mr. Benson was a solicitor with the London law firm of Rowe & Maw, where he specialized in aviation and leisure industry law. Prior to joining Rowe & Maw, Mr. Benson served as a British Army officer for ten years.

     Gregory F. Rayburn. Mr. Rayburn, who is 43, acted as President and Chief Executive Officer of Sunterra from October 2000 until November 2001, when he became Senior Vice President and Chief Restructuring Officer. Mr. Rayburn is a principal of JA&A. Prior to joining JA&A, Mr. Rayburn was the President and co-founder of the Capstone Group, a private investment partnership managing the assets of partners and outside investors. Mr. Rayburn also served as a partner in the Corporate Recovery Services Group at Arthur Andersen LLP.

     Andrew Gennuso. Mr. Gennuso, who is 47, has been the Senior Vice President and Chief Operating Officer of Sunterra since May 2001. Previously, Mr. Gennuso served as the Regional Vice President of Sales and Marketing for the Western/Pacific Region. Prior to joining the Company, Mr. Gennuso was Vice President of Sales and Marketing for Hilton Grand Vacation Club in Las Vegas, Nevada. Mr. Gennuso was also the owner and President of Direct Marketing Group, an independent sales and marketing company that provided turnkey marketing sales support for developers in California and Nevada.

     Lawrence E. Young. Mr. Young, who is 41, has been the Vice President and Chief Financial Officer of Sunterra since October 2000. Mr. Young is a Senior Associate at JA&A. Prior to joining JA&A, Mr. Young served as a principal with Carpediem Capital, an investment fund mainly focused on distressed companies. Mr. Young was also a senior manager at Deloitte & Touche LLP, where he specialized in turnarounds of troubled companies.

     Ross J. Altman. Mr. Altman, who is 46, has been Senior Vice President, General Counsel and Secretary of Sunterra since July 2001. Prior to joining the Company, Mr. Altman served as Senior Vice President, General Counsel and Secretary of Beloit Corporation, a global equipment manufacturer, and EPC, a contractor of pulp and paper plants. In June of 1999 Beloit Corporation filed for protection under Chapter 11 of the Bankruptcy Code in United States Bankruptcy Court in Delaware. Mr. Altman was also a partner in the Chicago office of the law firm of Rudnick & Wolfe (now known as Piper Rudnick), where he chaired the firm's construction law practice group.

     Ann Cohen. Ms. Cohen, who is 41, served as Vice President, Corporate Controller of Sunterra since October 2000. Ms. Cohen served as Vice President, Accounting and Regional Controller-East prior to her appointment as Vice President, Corporate Controller. Prior to joining the Company, Ms. Cohen served as Controller for Trammel Crow Residential Services. Ms. Cohen also served as Corporate Tax Manager for Kislak National Bank and as an auditor for Coopers & Lybrand. Ms. Cohen resigned as an officer of Sunterra as of May 15, 2002.

     David C. Johnston. Mr. Johnston, who is 28, has been the Vice President, Corporate Treasurer, of the Company since October 2000. Mr. Johnston is an associate at JA&A. Prior to joining JA&A, Mr. Johnston was in the audit and tax practice at Plante & Morgan, L.L.P. in Detroit, Michigan, where he consulted on clients financial matters, including cost reduction, profit enhancement, tax beneficial strategies and corporate finance. Mr. Johnston is a certified public accountant.

     Jack Myers. Mr. Myers, who is 38, has been Vice President of Human Resources of Sunterra since September 2000. Prior to joining the Company, Mr. Myers was the Corporate Director of Human Resources at Starwood Hotels and Resorts. Mr. Myers also held the position of Regional Director of Human Resources for Starwood Hotels and Resorts. Mr. Myers resigned on March 14, 2002 effective June 30, 2002.

     Thomas Skraby. Mr. Skraby, who is 41, has been Vice President of Finance and Operations since October 2001. Prior to that, he served as Vice President and Regional General Manager of Sunterra. Mr. Skraby served as Regional Controller for Western and Hawaiian Operations prior to his appointment as Vice President and Regional General Manager. Prior to joining the Company, Mr. Skraby served as Chief Financial Officer for Dame Construction Company, Inc. and as Corporate Controller and Treasurer for Jonathan Homes/American Heritage Homes.

     James Weissenborn. Mr. Weissenborn, who is 45, has been Vice President of Sunterra Financial Services, Inc. since December 2000. Mr. Weissenborn is President of Mackinac Partners. Prior to founding Mackinac Partners, Mr. Weissenborn worked for Pulte Corporation, where he led international, active adult community, manufacturer housing and finance company start-ups. Mr. Weissenborn also directed Pulte's merger and acquisition process and served as the executive Vice President and Chief Financial Officer at First Heights Bank, a wholly owned subsidiary of Pulte.

     Adam M. Aron. Mr. Aron, who is 47, has served as director since October 1997 and serves on the Audit Committee of the Board. Mr. Aron has served as Chairman of the Board and Chief Executive Officer of Vail Resorts, Inc. since July 1996. Prior to joining Vail Resorts, Mr. Aron served as President and Chief Executive Officer of Norwegian Cruise Line Ltd. from July 1993 to July 1996; as Senior Vice President of Marketing for United Airlines from November 1990 to July 1993 and as Senior Vice President of Marketing for Hyatt Hotels Corporation from 1987 to 1990.

     James G. Brocksmith. Mr. Brocksmith, who is 61, was elected to the Board of Directors on January 28, 2000 and serves on the Audit Committee of the Board. Since January 1997, Mr. Brocksmith has been a business consultant whose clients have included BestBuy Company, The Ohio Company and Vistana, Inc. He previously served as a partner of KPMG from 1971 to January 1997. From 1990 to 1996, he served as Deputy Chairman of the Board and Chief Operating Officer of KPMG. Mr. Brocksmith is a member of the Board of Directors of AAR Corp., Nationwide Financial Services, Inc. and Sempra Energy.

     Sanford R. Climan. Mr. Climan, who is 46, has served as director since August 1996. Mr. Climan has been Managing Director of Entertainment Media Ventures, a Los Angeles based venture capital fund focused on investment in the areas of technology, media and the Internet, since March 1999. From June 1997 through February 1999 and from June 1986 to September 1995, Mr. Climan was a member of the senior management team at Creative Artists Agency ("CAA"), a leading talent and literary representation firm, working with both talent and corporate clients. From October 1995 through May 1997, Mr. Climan was Executive Vice President and President of Worldwide Business Development for Universal Studios, Inc., where he oversaw corporate international strategy and the following Universal Studios operating units -- Consumer Products, Home Video, Pay Television, New Media, Spencer Gifts and Strategic Marketing. Prior to joining CAA in 1986, Mr. Climan held executive positions at various entertainment companies, working in general management capacities as well as overseeing areas of motion picture and television production and distribution. Mr. Climan is a director of Equity Marketing, Inc.

     J. Taylor Crandall. Mr. Crandall, who is 48, has served as a director since October 1997 and as Interim Chairman of the Board since February 25, 2000. Mr. Crandall also served on the Audit Committee and as Chairman of the Executive Committee of the Board of Directors. Mr. Crandall has served as Vice President and Chief Financial Officer of Keystone, Inc., the principal investment vehicle of Robert M. Bass of Fort Worth, Texas, since October 1996 and as its Chief Operating Officer since August 1998. He has also served as president, director and sole stockholder of Acadia MGP, Inc. (the managing general partner of Acadia Investment Partners, L.P., which is the sole general partner of Acadia Partners, L.P., an investment partnership) since 1992. Mr. Crandall also serves as a director of American Skiing Company, Broadwing, Inc., Meristar Hospitality, Inc., Meristar Hotels & Resorts, Inc., US Oncology, Inc. and Washington Mutual Inc.

     Joshua S. Friedman. Mr. Friedman, who is 46, has served as a director since August 1996 and serves on the Audit Committee of the Board. Mr. Friedman is a founder of Canyon Capital Advisors LLC ("Canyon"), a private merchant banking firm and an affiliate of Canpartners Incorporated, and has been a Managing Partner of Canyon since its inception in 1990. Mr. Friedman also serves as a director of several privately held companies and charitable organizations.

     Andrew J. Gessow. Mr. Gessow, who is 45, has served as a director since May 1996 and served as Co-Chairman of the Board from September 1998 to February 2000, previously serving as Chief Executive Officer from February 1998 to September 1998, as Co-Chief Executive Officer from July 1997 to February 1998 and as President from June 1996 to February 1998. Mr. Gessow is a member of the Executive Committee of the Board of Directors. Mr. Gessow founded Argosy Group Inc., a real estate acquisition and development company and one of the Company's predecessor entities, in 1990 and served as its President from 1990 through August 1996. Prior thereto, Mr. Gessow served as a partner with Trammell Crow Company.

     Richard Harrington. Mr. Harrington, who is 44, has served as a director since November 1999. Mr. Harrington was Chief Executive Officer and co-owner of LSI, which was acquired by Sunterra in August 1997. Mr. Harrington also co-founded Harvington Properties Limited, a leading developer of commercial and residential property in the United Kingdom, and London Spanish plc, a real estate business which develops properties on the Costa del Sol, Spain.

     Osamu Kaneko. Mr. Kaneko, who is 54, has served as a director since May 1996. He served as Chairman of the Board from June 1996 to September 1998, as Chief Executive Officer from June 1996 to July 1997 and as Co-Chief Executive Officer from July 1997 to February 1998. Mr. Kaneko also served as Chairman of KK Sunterra Japan, a former subsidiary of the

Company that owned and operated the Company's Japanese resort facilities. From 1974 to 1985, Mr. Kaneko was the Executive Vice President of Hasegawa Komuten
(USA) Inc., the American subsidiary of Hasegawa Komuten Ltd., a Japanese real estate development company. In this capacity, Mr. Kaneko was responsible for the development of income producing properties in Hawaii, including resort condominiums and hotels. In 1985, Mr. Kaneko co-founded KOAR Group, Inc. (and its predecessors), a real estate acquisition and development company, with Steven C. Kenninger and, until December 1999, served as its Chief Executive Officer.

     Steven C. Kenninger. Mr. Kenninger, who is 49, has served as a director since May 1996 and served as Co-Chairman of the Board from September 1998 to February 2000. He served as President from February 1998 to September 1998 and as Chief Operating Officer of the Company from June 1996 to February 1998. Mr. Kenninger co-founded KOAR Group, Inc. (and its predecessors), a real estate acquisition and development company, with Osamu Kaneko in 1985 and most recently served as its President. Mr. Kenninger was a practicing attorney in Los Angeles, California at the law firms of Paul, Hastings, Janofsky & Walker from 1977 to 1981 and Riordan & McKinzie from 1981 to 1985, where he was a partner.

     On May 14, 1998 KOAR-Tahoe Partners, L.P. filed a petition for Chapter 11 bankruptcy protection. The general partner and 30% owner of KOAR-Tahoe Partners, L.P. is KOAR-Tahoe Investment Partnership, L.P., in which Mr. Kaneko is a 39.54% limited partner, Mr. Kenninger is a 9.54% limited partner and Kaneko KOAR-Tahoe, Inc. (of which Mr. Kaneko is the sole shareholder) is a 2.86% general partner. KOAR-Tahoe Partners, L.P. filed a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code on December 8, 1998. With the concurrence and consensual support of all creditors and the debtor, the Court approved in the fourth quarter of 2000 a plan of reorganization for KOAR-Tahoe Partners, L.P., which became effective, was implemented and resulted in a sale in December 2000 of the underlying hotel to a third party investor and the payment in full of unsecured creditors of KOAR-Tahoe Partners, L.P. The Company has never had an interest in KOAR-Tahoe Partners, L.P.

     W. Leo Kiely, III. Mr. Kiely, who is 55, has served as a director since August 1996. Mr. Kiely has been President and Chief Operating Officer of Coors Brewing Company since 1993. From 1982 through 1993, Mr. Kiely held various executive positions with Frito-Lay Inc., a subsidiary of PepsiCo, most recently serving as President of Frito-Lay's Central Division. Prior to joining Frito-Lay, Mr. Kiely was President of Ventura Coastal Corporation, a division of Seven-Up Corporation, from 1979 though 1982. Mr. Kiely is a director of Coors Brewing Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on its review of the copies of Forms 3, 4 and 5 received by it, or written representations from certain reporting persons that no other reports were required for such persons, the Company believes that all filing requirements under Section 16(a) of the Exchange Act applicable to its officers, directors and ten-percent stockholders were complied with during the fiscal year ended December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

         NOTE: Payment of amounts that may be payable, or implementation of arrangements or rights that may be in effect, as described in Items 11, 12 and 13 of this Part III may be subject to or affected by the Plan of Reorganization. In particular, pursuant to the Plan, no payments will be made on account of common stock or options or other rights to acquire common stock, and the Company's stock option plan adopted prior to the Petition Date will be terminated.

Executive Compensation

         The Summary Compensation Table below sets forth the compensation paid or accrued by the Company in 1999, 2000 and 2001 for (i) the Company's Chief Executive Officer in 2001; (ii) the other four most highly compensated executive officers whose salary and bonus exceeded $100,000 in 2001 and who were serving as executive officers of the Company as of December 31, 2001; and (iii) two other executive officers for whom disclosure would have been required under clause (ii) above but for the fact that they were no longer serving as executive officers of the Company at the end of 2001 (the "Named Executive Officers").

                           Summary Compensation Table

                                                                                            Long-term
                                               Annual Compensation                         Compensation
                             ----------------------------------------------------------  ----------------
                                                                                           Securities
Name and                       Fiscal                                  Other Annual        Underlying
Principal Position              Year       Salary ($)     Bonus ($)   Compensation ($)     Options (#)
------------------------     ----------  -------------- ------------ ------------------  ----------------
Nicholas J. Benson              2001        308,000       252,000
President and Chief             2000        266,000       266,000      186,200(2)              -
Executive Officer (1)           1999        238,000       182,000

Andrew Gennuso                  2001        215,385       157,208
Senior Vice President and       2000         90,962        53,000      264,692(3)              -
Chief Operating Officer         1999        211,731       158,125

Ross J. Altman                  2001        200,769 (4)                                        -
Senior Vice President,
General Counsel and
Secretary

Thomas Skraby                   2001        211,731        44,500      170,000(2)              -
Vice President of Finance       2000        164,250        51,500
and Operations                  1999        142,962        30,000

Ann Cohen                       2001        197,922                    170,000(2)              -
Vice President, Corporate       2000        164,250        71,500
Controller                      1999        142,962        35,000

Genevieve Giannoni              2001        253,846                    317,308(5)              -
Senior Vice President,          2000        296,865        22,500
Owner Services                  1999        254,808       112,500

Charles Frey                    2001         46,154                    404,957(6)              -
President, Sunterra             2000        297,539
                                1999        280,000        75,000

(1) Mr. Benson became President and Chief Executive Officer of Sunterra as of November 19, 2001. Previously, he was Chief Executive Officer of the Company's United Kingdom subsidiary.

(2)      Retention/loyalty bonus.

(3) Represents $23,077 vacation payout and $34,615 severance payment paid upon Mr. Gennuso's May 19, 2000 termination of employment. Mr. Gennuso was rehired by the Company on May 21, 2001.

(4)      Mr. Altman was hired by the Company on May 1, 2001.

(5) Represents $21,154 vacation payout, $21,154 severance and $275,000 retention/loyalty bonus paid upon Ms. Giannoni's December 1, 2001 termination of employment.

(6) Represents $253,846 severance and $151,111 retention/loyalty bonus paid upon Mr. Frey's February 23, 2001 termination of employment.

         The Company retained JA&A to provide restructuring services pursuant to a retention letter dated October 6, 2000, which was subsequently approved by the Bankruptcy Court (the "Retention Agreement"). In connection with the Company's retention of JA&A, the following JA&A employees are serving in certain senior management positions although they are not employees of the Company: Gregory F. Rayburn as Senior Vice President and Chief Restructuring Officer, Lawrence E. Young as Vice President and Chief Financial Officer and David Johnston as Vice President, Corporate Treasurer. Pursuant to the Retention Agreement, the Company makes payments to JA&A based in part on hourly charges for the services of JA&A's employees. JA&A will also receive certain incentive fees pursuant the Retention Agreement. The Company does not expect these employees of JA&A to continue their services to the Company for any extended period of time following the Plan Effective Date.

Option Grants During 2001 Fiscal Year

         No options were granted to directors, officers, employees or consultants of the Company during the year ended December 31, 2001.

December 31, 2001 Year-End Option Values

         The following table contains information concerning the stock options issued under the Company's Amended and Restated 1996 Equity Participation Plan and held by the Named Executive Officers as of December 31, 2001. As set forth above, all such options will terminate as of the Plan Effective Date, and the exercise price of all such options exceeds the value of the underlying common stock, based on the price of such common stock on May 31, 2002 as reported on the OTC Bulletin Board.

                                                      Number of Securities
                                                     Underlying Unexercised
                                                 Options At Fiscal Year-End (#)
                                              ----------------------------------
Name and Principal Position                     Exercisable       Unexercisable
--------------------------------------------  ----------------  ----------------
Nicholas J. Benson                                   46,500             21,000
President and Chief Executive Officer

Andrew Gennuso                                       31,750             23,250
Senior Vice President and
Chief Operating Officer

Ross J. Altman                                            0                  0
Senior Vice President, General Counsel and
Secretary

Thomas Skraby                                        19,400              5,600
Vice President of Finance and Operations

Ann Cohen                                            19,300              5,700
Vice President, Corporate Controller

Genevieve Giannoni                                  143,970             20,000
Senior Vice President, Owner Services

Charles Frey                                              0                  0
President, Sunterra

Employment Agreements

         The Company has entered into an Amended and Restated Employment Agreement dated November 19, 2001 with Nicholas J. Benson, providing for Mr. Benson to serve as President and Chief Executive Officer of the Company. Mr. Benson's employment agreement, which was approved by the Bankruptcy Court, provides for an initial term of three years and may be extended for consecutive periods of one year, provided the parties agree in writing to such extension not less than ninety days prior to the end of the initial term or anniversary date. Under the agreement, Mr. Benson is to receive an annual salary of $450,000 and an annual cash bonus beginning in 2002 in an amount between $150,000 and $550,000, based upon the achievement of certain quantitative performance goals. Effective as of the Plan Effective Date, Mr. Benson will receive options to purchase 512,821 or 2.27% of the fully diluted common stock as of such date. These options will have an exercise price equal to $15.25 per share and will be subject to vesting, commencing on December 17, 2001, over four years (subject to Mr. Benson's continued employment). Mr. Benson's options generally will not expire until the date that is nine years from the Plan Effective Date, provided that if Mr. Benson is terminated by the Company without "cause," or if Mr. Benson terminates his employment for "good reason" (each as defined in the employment agreement), any unvested options will expire as of the date of such termination, and any unexercised vested options shall expire on the earlier of the expiration date of the option or the date that is twelve months after the date of such termination. If Mr. Benson's employment is terminated due to death or disability, any unvested options will expire as of the date of such death or disability, and any unexercised vested options will expire on the earlier of the expiration date of the option or the date that is twelve months after the date of such termination. If Mr. Benson voluntarily terminates his employment other than for good reason, any unvested options and one-half of the unexercised vested options will expire as of the date of such termination, and the remaining one-half of Mr. Benson's options that were vested and unexercised as of the date of such termination will expire on the earlier of the expiration date of the option or the date that is three months after the date of such termination. Notwithstanding the foregoing, the options shall become fully vested upon the occurrence of a "change in control" of the Company (as defined in the employment agreement). Mr. Benson is eligible to receive a one-time performance bonus based on the aggregate recovery and distribution to the Company's general unsecured creditors in an amount between $129,360 and $388,080, based on a recovery schedule. Mr. Benson is also eligible to receive a one-time bonus in an amount between $86,240 and $258,720 based on the timing of the Company's filing of the Plan of Reorganization. The Company provides Mr. Benson with (i) health, insurance, retirement and other benefits plans and programs, (ii) living expenses up to $4,000 per month incurred by Mr. Benson for temporary housing, (iii) two automobiles for use with respect to his employment and (iv) a special bonus of at least $500,000 to be paid in the event of a change in control prior to approval of the Plan of Reorganization by the Bankruptcy Court which results in Mr. Benson's options not being issued. Mr. Benson's employment agreement contains certain restrictive covenants, including restrictive covenants relating to non-competition and nondisclosure of confidential information.

         The Company has entered into an Employment Agreement dated May 21, 2001 with Andrew Gennuso, providing for Mr. Gennuso to serve as Senior Vice President and Chief Operating Officer of the Company. Mr. Gennuso's employment agreement, which was approved by the Bankruptcy Court, provides for an initial term ending on May 31, 2002 and extends automatically for consecutive periods of one year, unless either party provides notice of termination not less than ninety days prior to an anniversary date. Under the agreement, Mr. Gennuso is to receive an annual salary of $350,000 and an annual cash bonus in an amount up to $350,000, based upon the satisfaction of certain performance goals. Mr. Gennuso is also eligible to receive a one-time performance bonus based on the aggregate recovery and distribution to the Company's general unsecured creditors in an amount between $135,500 and $495,000, based on a recovery schedule. Mr. Gennuso is also eligible to receive a one-time bonus in an amount between $60,000 and $300,000 based on the timing of the Company's filing of the Plan of Reorganization. The Company provides Mr. Gennuso with (i) health, insurance, pension, vacation and other benefits, (ii) temporary living expenses and permanent relocation expenses incurred by Mr. Gennuso, if any, in the event of his relocation to the Company's main headquarters and (iii) an automobile for use with respect to Mr. Gennuso's performance of duties for the Company. Mr. Gennuso's employment agreement contains certain restrictive covenants, including restrictive covenants relating to non-competition and nondisclosure of confidential information.

         The Company has entered into an Employment Agreement dated May 1, 2001 with Ross J. Altman, providing for Mr. Altman to serve as Senior Vice President, General Counsel and Secretary of the Company. Mr. Altman's employment agreement, which was approved by the Bankruptcy Court, provides for an initial term ending on December 31, 2003 and extends automatically for consecutive periods of one year, unless either party provides notice of termination not less than ninety days prior to an anniversary date. Under the agreement, Mr. Altman receives an annual salary of $300,000 and an annual cash bonus in an amount up to $120,000, based upon the satisfaction of certain performance goals. Mr. Altman is also eligible to receive a one-time performance bonus based on the aggregate recovery and distribution to the

Company's general unsecured creditors in an amount between $90,000 and $270,000, based on a recovery schedule. Mr. Altman is also eligible to receive a one-time bonus of between $30,000 and $150,000 based on the timing of the Company's filing of the Plan of Reorganization. The Company provides Mr. Altman with (i) health, insurance, pension, vacation and other benefits, (ii) temporary living expenses and permanent relocation expenses incurred by Mr. Altman in connection with his relocation to the Company's main headquarters and (iii) an automobile for use with respect to Mr. Altman's performance of duties for the Company. Mr. Altman's employment agreement contains certain restrictive covenants, including restrictive covenants relating to non-competition and nondisclosure of confidential information.

Compensation of Directors

       The Company pays its directors an annual fee of $25,000 in addition to a fee of $1,000 per meeting of the Board of Directors and any committee thereof (including telephonic meetings) for their services as directors. In addition, directors are reimbursed for expenses of attending each meeting of the Board of Directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

       NOTE: The information in this Item 12 relates to ownership of shares of common stock of Sunterra as of May 31, 2002. Pursuant to the Plan of Reorganization, no payments will be made on account of the common stock or options or rights to acquire common stock, and such stock, options and rights will be cancelled as of the Plan Effective Date.

       The following table sets forth information as of May 31, 2002 with respect to the beneficial ownership of common stock by (i) each person known by us to own beneficially 5% or more of the outstanding common stock; (ii) each of our directors; (iii) each of the Named Executive Officers; and (iv) all of our executive officers and directors as a group. As a result of the matters discussed in the introductory note to this Item 12 and under the caption "December 31, 2000 Year-End Option Values" in Item 11, stock options are not included in this table. The total number of shares outstanding as of May 31, 2002 was 36,025,820.

                                    Amount and Nature of         Percentage of
Name of Beneficial Owner            Beneficial Ownership         Class
------------------------            ---------------------        -------------
Keystone, Inc. (1) ..............               2,150,700                5.97%
   201 Main Street
   Suite 3100
   Fort Worth, Texas 76012
Robert M. Bass (1) ..............               3,023,100                8.39
   201 Main Street
   Suite 3100
   Fort Worth, Texas 76012
Nicholas J. Benson ..............                       0                    *
Andrew Gennuso ..................                       0                    *
Ross J. Altman ..................                       0                    *
Thomas Skraby ...................                     300                    *
Ann Cohen .......................                    - (2)               - (2)
Genevieve Giannoni ..............                   5,000                    *
Charles Frey ....................                    - (2)               - (2)
Adam M. Aron ....................                       0                    *

James G. Brocksmith .......................           0                 *
Sanford R. Climan .........................       4,875 (3)             *
J. Taylor Crandall ........................     115,000 (4)             *
Joshua S. Friedman ........................     247,370 (5)             *
Andrew J. Gessow ..........................   3,523,786 (6)          9.78
Richard Harrington ........................     606,673              1.68
Osamu Kaneko ..............................   3,063,960 (7)          8.50
Steven C. Kenninger .......................     717,867 (8)          1.99
W. Leo Kiely, III .........................           0                 *
All directors and executive officers
as a group ................................   8,284,831             23.00

-------------
*        less than 1%

(1) Information based solely on a Schedule 13D filed jointly with the SEC on October 26, 1998, as amended on December 10, 1998, by Keystone, Inc. ("Keystone") and Robert M. Bass. Keystone beneficially owns 2,150,700 (or 5.97%) of the outstanding shares of common stock. Mr. Bass, the President and sole director of Keystone, beneficially owns 3,023,100 (or 8.39%) of the outstanding shares of common stock, of which 872,400 shares are individually owned and 2,150,700 are beneficially owned through Keystone. J. Taylor Crandall, a director of Sunterra, is the Vice President and Chief Operating Officer of Keystone. He disclaims beneficial ownership of any of the shares owned by either Keystone or Mr. Bass.

(2)      Information not available.

(3)      Includes 1,125 shares held in custody for Mr. Climan's children.

(4)      See also note (1) above.

(5) Canpartners Incorporated ("Canyon") holds 65,507 shares and is the sole general partner of CPI Securities LP ("CPI"), which holds 17,057 shares. Mr. Friedman is a shareholder and director of Canyon and may be deemed to have a beneficial ownership of the shares held by Canyon and CPI. Mr. Friedman disclaims beneficial ownership of the shares. The 82,564 shares held by Canyon and CPI do not include 154,035 shares held by Mr. Friedman's wife or 10,771 shares held by an irrevocable trust for the benefit of Mr. Friedman's children. The beneficial ownership of such shares is disclaimed by Canyon.

(6) Mr. Gessow's three children each have an irrevocable trust that owns 107,487 shares of the Company's common stock, for an aggregate of 322,461 shares. In each case, a third party serves as trustee and neither Mr. Gessow nor the children have voting or investment control over the shares in such trusts. Accordingly, Mr. Gessow disclaims beneficial ownership of these shares, and these shares are excluded from the amount of shares beneficially owned by Mr. Gessow. The address of Mr. Gessow is 2934 Woodside Road, Woodside, California 94062.

(7) Includes 28,194 shares that are held in a trust for the benefit of Mr. Kaneko's children. Mr. Kaneko's business address is: K.K. daVinci Advisors, daVinci Higashi Nihonbashi, 2-24-14 Higashi Nihonbashi, Chuo-Ku, Tokyo 103-0004 Japan.

(8) All of the shares indicated are held by Mr. Kenninger through a living trust under which Mr. Kenninger may be deemed presently to hold beneficial ownership. Mr. Kenninger's co-trustee spouse disclaims beneficial ownership of any of the shares owned by either Mr. Kenninger or the living trust.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 2001, the Company entered into a contract with a company in which Mr. Gennuso, Sunterra's current Senior Vice President and Chief Operating Officer, has a 60% ownership interest. This company arranges tours of vacation residences for potential customers. Management believes that the terms of the agreement are comparable to those of an arms-length transaction. In 2001, the Company paid $100,000 to this company under this agreement, and management believes that amounts to be paid to this company during 2002 may range from $1 million to $2 million.

         The Company is indebted to funds managed by Mr. Friedman, a director of Sunterra, and his associates, which hold two issues of corporate bonds of Sunterra in an aggregate face amount of approximately $5,500,000.

                                     PART IV

ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)   Index to Financial Statements

         We have provided the following consolidated financial statements immediately following the Index to Financial Statements on Page F-1 of this report:

                                                                          Page
                                                                         ------
Sunterra Corporation and Subsidiaries
Independent Auditors' Report .........................................    F-2
Consolidated Statements of Operations for the
     years ended December 31, 2001 and 2000 ..........................    F-3
Consolidated Balance Sheets as of December 31, 2001 and 2000 .........    F-4
Consolidated Statements of Cash Flows for
     the years ended December 31, 2001 and 2000 ......................    F-5
Consolidated Statements of Stockholders' Equity (Deficiency) and
     Comprehensive Loss for the years ended December 31,
     2001 and 2000 ...................................................    F-7
Notes to Consolidated Financial Statements ...........................    F-8

         We have omitted all schedules to our consolidated financial statements because they are not required under the related instructions or are inapplicable or because we have included the required information in our consolidated financial statements or related notes.

            (b)   Reports on Form 8-K

         We filed the following Current Reports on Form 8-K with the SEC during the quarter ended December 31, 2001:

         Current Report on Form 8-K filed with the SEC on November 20, 2001, relating to the appointment of a Chief Executive Officer.

         Current Report on Form 8-K filed with the SEC on October 26, 2001, relating to the announcement of adjustments to unaudited financial statements.

            (c)  Exhibits

         The exhibits required by Item 601 of Regulation S-K are listed below.

         The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. We will furnish any exhibit upon request made to our General Counsel, 1781 Park Center Drive, Orlando, Florida 32835. We charge $.50 per page to cover expenses of copying and mailing.

Exhibit
Number                                  Description
--------   ---------------------------------------------------------------------
3.1 Restated Articles of Incorporation of Sunterra Corporation (incorporated by reference to Exhibit 3.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

3.2 Bylaws of Sunterra Corporation, as amended (incorporated by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

4.1 Indenture dated as of January 15, 1997 by and between Sunterra Corporation and Norwest Bank Minnesota, National Association, as trustee, for the 5 3/4% Convertible Subordinated Notes of Sunterra Corporation due 2007 (incorporated by reference to Exhibit 4 to the registrant's Registration Statement on Form S-1 (No. 333-30285))

4.2 Indenture dated as of August 1, 1997 by and between Sunterra Corporation and Norwest Bank Minnesota, National Association, as trustee, for the 9 3/4% Senior Subordinated Notes of Sunterra Corporation due 2007 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 on Form S-3 to the registrant's Registration Statement on Form S-1 (No. 333-30285))

4.3 Indenture dated as of April 15, 1998 by and between Sunterra Corporation and Norwest Bank Minnesota, National Association, as trustee for the 9 1/4% Senior Notes of Sunterra Corporation due 2006 (incorporated by reference to Exhibit 4.3 to the registrant's Registration Statement on Form S-4 (No. 333-51803))

4.4 Indenture dated as of May 1, 1998, by and between Sunterra Finance L.L.C. as issuer of the bonds, Sunterra Corporation as Servicer and LaSalle National Bank as Trustee and Back-up Servicer for Signature Resorts Vacation Ownership Receivables -- Backed Notes 1998-A (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.1 Credit Agreement dated as of February 18, 1998 by and among Sunterra Corporation, certain lender parties thereto, NationsBank of Texas, N.A., as administrative lender, and Societe Generale, as document agent, including Amendments 1, 2 and 3 thereto (incorporated by reference to Exhibit 10.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.2 Servicing Agreement dated as of May 1, 1998 by and between Sunterra Finance L.L.C. as issuer of the bonds, Sunterra Corporation as Servicer and LaSalle National Bank as Trustee and Back-up Servicer for Signature Resorts Vacation Ownership Receivables - Backed Notes 1998-A (incorporated by reference to Exhibit 10.8 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.3 Receivables Purchase Agreement dated as of December 17, 1998 among Blue Bison Funding Corp., Sunterra Corporation and Barton Capital Corporation (incorporated by reference to Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.4 Agreement of Limited Partnership of Pointe Resort Partners, L.P. (subsequently renamed Poipu Resort Partners L.P.) dated October 11, 1994 (incorporated by reference to Exhibit 10.4 to the registrant's Registration Statement on Form S-1 (No. 333-06027))

+10.5 Amended and Restated 1996 Equity Participation Plan of Sunterra Corporation, including form of stock option agreement thereunder (incorporated by reference to Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
           1998)

+10.6 Sunterra Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the registrant's Registration Statement on Form S-1 (No. 333-06027))

+10.7 First Amendment to Employee Stock Purchase Plan of Sunterra Corporation effective as of November 1, 1997 (incorporated by reference to Exhibit 10.2 to the registrant's Registration Statement on Form S-8 (No. 333-15361))

+10.8 1998 New-Hire Stock Option Plan of Sunterra Corporation (incorporated by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.9 Indenture dated as of March 31, 1999 by and between TerraSun, LLC as issuer of the bonds, Sunterra Financial Services, Inc. as Servicer, LaSalle National Bank as Trustee and as Back-up Servicer for TerraSun, LLC Vacation Ownership Receivables-Backed Notes 1999-A (incorporated by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

10.10 Indenture dated as of December 1, 1999 by and between Dutch Elm, LLC as issuer of the bonds, Sunterra Financial Services, Inc. as Servicer and LaSalle Bank National Association as Trustee and as Back-up Servicer for Dutch Elm, LLC Vacation Ownership Receivables-Backed Notes 1999-B (incorporated by reference to Exhibit 10.24 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

10.11 Amended and Restated Credit Agreement dated December 31 1999 by and among Sunterra Corporation (formerly known as Signature Resorts, Inc.), certain lenders party thereto and Bank of America, N.A., formerly NationsBank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.25 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

10.12 First Amendment to Amended and Restated Credit Agreement dated as of March 8, 2000 by and among Sunterra Corporation, All Seasons Resorts, Inc., MMG Development Corp., Harich Tahoe Developments, Port Royal Resort, LP, Grand Beach Resort, LP, Powhatan Associates, Greensprings Associates, Lake Tahoe Resort Partners, LLC and Bank of America N.A., as Administrative Agent (incorporated by reference to Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

10.13 Third Amended and Restated Joint Plan of Reorganization, dated May 9, 2002, of Sunterra Corporation and its debtor affiliates under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K (date of event: May 9, 2002))

10.14 Payoff Agreement and Mutual Release, dated as of January 25, 2002, among Sunterra Corporation, certain affiliates of Sunterra Corporation and Finova Capital Corporation (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K (date of event: January 25, 2002))

10.15 Financing Agreement dated as of April 20, 2001 among Sunterra Corporation, certain affiliates of Sunterra Corporation and Greenwich Capital Markets, Inc. (incorporated by reference to
               Exhibit 10 to the registrant's Current Report on Form 8-K (date of event: April 20, 2001))

10.16 First Amendment, dated as of January 3, 2002, to Financing Agreement filed as Exhibit 10.17 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (date of event: January 25, 2002))

10.17 Second Amendment, dated as of May 9, 2002, to Financing Agreement filed as Exhibit 10.17 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (date of event:
               May 9, 2002))

10.18 Third Amendment, dated as of June 6, 2002, to Financing Agreement filed as Exhibit 10.17 (incorporated by reference to Exhibit 99.2 to the registrant's Current Report on Form 8-K (date of event :
               June 12, 2002))

+10.19 Amended and Restated Employment Agreement dated as of November 19, 2001 between Sunterra Corporation and Nicholas Benson (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K (date of event: January 25, 2002))

*+10.20 Employment Agreement dated May 21, 2001 between Sunterra Corporation and Andrew Gennuso

*+10.21 Employment Agreement dated May 1, 2001 between Sunterra Corporation and Ross J. Altman

*10.22       Confirmation Order, dated June 20, 2002, of the Bankruptcy Court

*18 Letter on Change in Accounting Principle from Deloitte & Touche LLP, dated as of June 20, 2002

*21          Subsidiaries of Sunterra Corporation

----------------------------
+ Compensatory management plan
*  Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SUNTERRA CORPORATION

June 28, 2002                      By:  /s/ Nicholas J. Benson
                                        ------------------------------
                                   Name: Nicholas J. Benson
                                   Title: President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                      Title                           Date
---------                      -----                           ----

 /s/ Nicholas J. Benson        President and Chief        June 28, 2002
 -------------------------
 Nicholas J. Benson            Executive Officer

 /s/ Lawrence E. Young         Vice President and         June 28, 2002
 -------------------------
 Lawrence E. Young             Chief Financial Officer

 /s/ James F. Anderson         Vice President,            June 28, 2002
 -------------------------
 James F. Anderson             Corporate Controller

 /s/ Adam Aron                 Director                   June 28, 2002
 -------------------------
 Adam Aron

 /s/ James Brocksmith          Director                   June 28, 2002
 -------------------------
 James Brocksmith

 /s/ Sanford R. Climan         Director                   June 28, 2002
 -------------------------
 Sanford R. Climan

 /s/ J.Taylor Crandall         Director                   June 28, 2002
 -------------------------
 J. Taylor Crandall

 /s/ Joshua S. Friedman        Director                   June 28, 2002
 -------------------------
 Joshua S. Friedman

 /s/ Andrew J. Gessow          Director                   June 28, 2002
 -------------------------
 Andrew J. Gessow

 /s/ Richard Harrington             Director                   June 28, 2002
 -------------------------
 Richard Harrington

 /s/ Osamu Kaneko                   Director                   June 28, 2002
 -------------------------
 Osamu Kaneko

 /s/ Steven C. Kenninger            Director                   June 28, 2002
 -------------------------
 Steven C. Kenninger

 /s/ W. Leo Kiely III               Director                   June 28, 2002
 -------------------------
 W. Leo Kiely III

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                         -------
Sunterra Corporation and Subsidiaries
Independent Auditors' Report ...........................................   F-2
Consolidated Statements of Operations for the
     years ended December 31, 2001 and 2000 ............................   F-3
Consolidated Balance Sheets as of December 31,
     2001 and 2000 .....................................................   F-4
Consolidated Statements of Cash Flows for
     the years ended December 31, 2001 and 2000 ........................   F-5
Consolidated Statements of Stockholders' Equity (Deficiency)
     and Comprehensive Loss for the years ended December 31,
     2001 and 2000 .....................................................   F-7
Notes to Consolidated Financial Statements .............................   F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sunterra Corporation:

We have audited the accompanying consolidated balance sheets of Sunterra Corporation and subsidiaries (debtor-in-possession) (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1, 2 and 3, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4, the Company's consolidated stockholders' deficiency of $336 million as of December 31, 2001, its status as a debtor-in-possession operating under Chapter 11 Bankruptcy Court protection, the lack of approval of the Proposed Plan discussed in Note 3, and the Company's lack of binding commitments for an Exit Facility and a post emergence Working Capital Facility, as also discussed in Note 3, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 4. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

The Company has not presented the selected quarterly financial data, specified by Item 302(a) of Regulation S-K, that the Securities and Exchange Commission requires as supplementary information to the basic consolidated financial statements.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for developer paid owners' association fees and property taxes during the developer guarantee and subsidy periods of real estate project developments in 2000.

/s/ DELOITTE & TOUCHE LLP

Orlando, Florida
May 15, 2002 (June 20, 2002 as to Note 33)

SUNTERRA CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION SINCE MAY 31, 2000)

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2001 and 2000
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                        2001                 2000
Revenues:
   Vacation Interest sales ..................................................      $    166,315         $    187,199
   Vacation Interest lease revenue ..........................................            10,913                6,523
   Club Sunterra membership fees ............................................             6,823                7,019
   Resort rental income .....................................................            12,282               13,457
   Management fees ..........................................................            20,966               20,006
   Interest income ..........................................................            30,501               26,506
   Other income .............................................................            24,647               27,403
                                                                                   ------------         ------------

     Total revenues .........................................................           272,447              288,113
                                                                                   ------------         ------------

Costs and Operating Expenses:
   Vacation Interests cost of sales .........................................            34,275               85,319
   Advertising, sales and marketing .........................................           104,273              150,742
   Maintenance fees and subsidy expense .....................................            14,075               16,668
   Provision for doubtful accounts and loan losses ..........................            15,843               33,973
   Loan portfolio expenses ..................................................            11,037                8,404
   General and administrative ...............................................            76,076              117,183
   Depreciation and amortization ............................................            18,428               27,517
   Reorganization expenses ..................................................            50,350               77,988
   Restructuring expenses ...................................................                 -                6,040
   Impairment write-down of assets ..........................................                 -               37,430
   Loss on abandonment of property and equipment ............................                 -                  959
   Impairment loss on retained interests in mortgages receivable sold .......                 -               30,015
                                                                                   ------------         ------------

     Total costs and operating expenses .....................................           324,357              592,238
                                                                                   ------------         ------------

     Loss from operations ...................................................           (51,910)            (304,125)
                                                                                   ------------         ------------

Interest expense (contractual interest of $61,252 and $68,043, net of unaccrued interest of $40,400 and $23,500 and capitalized interest of
   $375 and $1,795, respectively) ...........................................           (20,477)             (42,748)
Other non-operating income (expenses) .......................................               184              (12,291)
Income on investments in joint ventures .....................................             3,381                2,727
                                                                                   ------------         ------------

Loss before provision for income taxes and cumulative effect of change in
   accounting principle .....................................................           (68,822)            (356,437)
Provision for income taxes ..................................................             2,717                  522
                                                                                   ------------         ------------

Loss before cumulative effect of change in accounting principle .............           (71,539)            (356,959)
Cumulative effect of change in accounting principle, net ....................                 -              (18,761)
                                                                                   ------------         ------------

Net loss ....................................................................      $    (71,539)        $   (375,720)
                                                                                   ============         ============

Loss per share:
Basic and diluted ...........................................................      $      (1.99)        $     (10.43)
Weighted average number of common shares outstanding ........................            36,025               36,009

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION SINCE MAY 31, 2000)

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
(In thousands)
--------------------------------------------------------------------------------


ASSETS                                                                                      2001              2000
Cash and cash equivalents .........................................................     $     27,207      $     21,062
Cash in escrow and restricted cash ................................................           99,354            64,060
Mortgages and contracts receivable, net of allowances of $36,206 and
   $37,326 at December 31, 2001 and 2000, respectively ............................          176,036           188,207
Retained interests in mortgages receivable sold ...................................           15,974            12,902
Due from related parties ..........................................................            9,902            11,283
Other receivables, net ............................................................           13,013            28,360
Prepaid expenses and other assets .................................................           18,747            21,431
Assets held for sale ..............................................................           11,324            49,047
Investments in joint ventures .....................................................           19,698            18,862
Real estate and development costs, net ............................................          180,087           220,113
Property and equipment, net .......................................................           67,431            72,354
Intangible and other assets, net ..................................................           24,718            27,429
                                                                                        ------------      ------------

Total assets ......................................................................     $    663,491      $    735,110
                                                                                        ============      ============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Borrowings under debtor-in-possession financing agreement .........................     $     68,311      $     44,750
Accounts payable ..................................................................           16,695            16,751
Accrued liabilities ...............................................................           86,939            88,606
Deferred revenue ..................................................................           86,134            86,337
Deferred taxes ....................................................................              291             1,634
Notes payable .....................................................................           28,005            44,592
Liabilities subject to compromise .................................................          712,866           715,547
                                                                                        ------------      ------------

Total liabilities .................................................................          999,241           998,217
                                                                                        ------------      ------------
Commitments and contingencies

Stockholders' deficiency:
   Preferred stock (25,000 shares authorized; none issued or outstanding) .........                -                 -
   Common stock ($0.01 par value, 50,000 shares authorized; 36,025 shares issued
   and outstanding at December 31, 2001 and 2000) .................................              360               360
   Additional paid-in-capital .....................................................          164,607           164,607
   Accumulated deficit ............................................................         (491,281)         (419,742)
   Accumulated other comprehensive loss ...........................................           (9,436)           (8,332)
                                                                                        ------------      ------------

          Total stockholders' deficiency ..........................................         (335,750)         (263,107)
                                                                                        ------------      ------------

          Total liabilities and stockholders' deficiency ..........................     $    663,491      $    735,110
                                                                                        ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION SINCE MAY 31, 2000)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001 and 2000
(In thousands)
--------------------------------------------------------------------------------

                                                                                                    2001               2000
Operating activities:
    Net loss ...............................................................................   $    (71,539)      $   (375,720)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ..........................................................         18,428             27,517
    Provision for doubtful accounts and loan losses ........................................         15,843             33,973
    Amortization of capitalized financing costs ............................................          3,580              9,392
    Income on investment in joint ventures .................................................         (3,381)            (2,727)
    Other non-operating expenses ...........................................................              -             12,291
    Impairment loss on retained interests in mortgages receivable sold .....................              -             30,015
    (Gain) loss on sales of property and equipment .........................................         (4,118)               429
    Loss on sales of mortgages receivable ..................................................              -                175
    Proceeds from sales of mortgages receivable ............................................              -             14,742
    Asset impairments ......................................................................              -            122,298
    Deferred income taxes ..................................................................         (1,534)            19,954
    Loss on asset abandonment ..............................................................              -                959
    Write-offs of prepetition debt issuance costs ..........................................              -             16,378
    Change in retained interests in mortgages receivable sold ..............................         (3,072)               102
    Cumulative effect of change in accounting principle ....................................              -             18,761
Changes in operating assets and liabilities:
    Cash in escrow and restricted cash .....................................................        (34,767)           (32,137)
    Mortgages and contracts receivable .....................................................          1,150             13,521
    Due from related parties ...............................................................          1,111               (124)
    Other receivables, net .................................................................          7,257            (18,338)
    Prepaid expenses and other assets ......................................................          2,305              5,275
    Real estate and development costs ......................................................         39,564             19,861
    Liabilities not subject to compromise:
      Accounts payable .....................................................................            884             12,756
      Accrued liabilities ..................................................................            632             39,990
      Income taxes payable .................................................................          3,263                329
    Liabilities subject to compromise ......................................................         (1,511)                 -
                                                                                               ------------       ------------

         Net cash used in operating activities .............................................        (25,905)           (30,328)
                                                                                               ------------       ------------

Investing activities:
    Proceeds from sale of assets ...........................................................         44,840             26,287
    Capital expenditures ...................................................................        (10,547)           (19,866)
    Increase in intangible and other assets ................................................         (1,947)            (7,136)
    Investment in joint ventures ...........................................................          1,713                313
                                                                                               ------------       ------------

         Net cash provided by (used in) investing activities ...............................         34,059               (402)
                                                                                               ------------       ------------

                                                                     (Continued)

SUNTERRA CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION SINCE MAY 31, 2000)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001 and 2000
(In thousands)
--------------------------------------------------------------------------------

Financing activities:                                                                   2001              2000
Borrowings under debtor-in-possession financing agreement                               80,257           44,750
Debt issuance costs                                                                     (1,520)          (1,540)
Proceeds from notes payable                                                              3,630            5,620
Borrowings under credit line facilities                                                      -           49,954
Payments on debtor-in-possession financing agreement                                   (56,696)               -
Payments on notes payable and mortgage-backed securities                               (20,218)         (42,634)
Payments on credit line facilities                                                      (1,170)         (13,174)
Other                                                                                        -              188
                                                                                    ----------       ----------

Net cash provided by financing activities                                                4,283           43,164
                                                                                    ----------       ----------

Effect of changes in exchange rates on cash and cash equivalents                        (6,292)         (15,888)
                                                                                    ----------       ----------

Net increase (decrease) in cash and cash equivalents                                     6,145           (3,454)
Cash and cash equivalents, beginning of year                                            21,062           24,516
                                                                                    ----------       ----------

Cash and cash equivalents, end of year                                              $   27,207       $   21,062
                                                                                    ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest                                 $   12,045       $   27,710
Cash paid for taxes, net of tax refunds                                             $      785       $      855

The accompanying notes are an integral part of these consolidated financial statements.

                                                                     (Concluded)

SUNTERRA CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION SINCE MAY 31, 2000)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) AND COMPREHENSIVE LOSS YEARS ENDED DECEMBER 31, 2001 and 2000
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------

                                           Shares     Amount Additional   Retained      Accumulated    Total
                                         Outstanding         Paid-in      Earnings      Other          Stockholders'
                                                             Capital      (Accumulated) Comprehensive  Equity         Comprehensive
                                                                          Deficit)      Income (Loss)  (Deficiency)   Income (Loss)
BALANCE AT DECEMBER 31, 1999
   As previously reported                     35,970  $  360   $ 164,419     $  69,159       $(3,150)    $ 230,788

   Prior period adjustments (Note 9)               -       -           -      (113,181)            -      (113,181)
                                         -----------  ------  ----------  ------------  ------------   -----------
BALANCE AT DECEMBER 31, 1999
   As restated                                35,970     360     164,419       (44,022)       (3,150)      117,607

Net loss                                           -       -           -      (375,720)            -      (375,720)    $(375,720)


Other                                             55       -         188             -             -           188             -

   Other comprehensive income (loss):
     Unrealized gain on securities
        classified as available-for-
        sale, net of tax of $0                     -       -           -             -         1,199         1,199         1,199

     Currency translation adjustments,
        net of tax of $0                           -       -           -             -        (6,381)       (6,381)       (6,381)
                                         -----------  ------  ----------  ------------  ------------   -----------    ----------

BALANCE AT DECEMBER 31, 2000                  36,025     360     164,607      (419,742)       (8,332)     (263,107)

     Comprehensive loss for the year
        ended December 31, 2000                                                                                        $(380,902)
                                                                                                                      ==========
     Net loss                                      -       -           -       (71,539)                    (71,539)    $ (71,539)



Other comprehensive income (loss):
     Unrealized gain on securities
        classified as available-for-
        sale, net of tax of $0                     -       -           -             -           420           420           420

     Currency translation adjustments,
        net of tax of $0                           -       -           -             -        (1,524)       (1,524)       (1,524)
                                         -----------  ------  ----------  ------------  ------------   -----------    ----------
BALANCE AT DECEMBER 31, 2001                  36,025  $  360   $ 164,607    $ (491,281)      $(9,436)    $(335,750)
                                         ===========  ======  ==========  ============  ============   ===========

     Comprehensive loss for the                                                                                        $ (72,643)
        year ended December 31, 2001                                                                                  ==========


SUNTERRA CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION SINCE MAY 31, 2000)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
(Amounts in thousands, except where stated and per share data)

Note 1 - Reorganization of the Business Under Chapter 11

The operations of Sunterra Corporation (Sunterra) and its wholly owned subsidiaries (collectively, the Company) consist of (i) marketing and selling vacation ownership interests at its locations and off-site sales centers, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity (Vacation Intervals), and vacation points which may be redeemed for occupancy rights, for varying lengths of stay, at participating resort locations (Vacation Points, and together with Vacation Intervals, Vacation Interests), both of which generally include a deeded, fee-simple interest in a particular unit, (ii) leasing Vacation Intervals at certain Caribbean locations, (iii) acquiring, developing, and operating vacation ownership resorts, (iv) providing consumer financing to individual purchasers for the purchase of Vacation Interests at its resort locations and off-site sales centers, and (v) providing resort rental management and maintenance services for which the Company receives fees paid by the resorts' homeowners' associations.

On May 31, 2000 (the Petition Date), Sunterra Corporation and 36 of its wholly owned subsidiaries each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11) in the United States Bankruptcy Court for the District of Maryland (Baltimore Division) (the Bankruptcy Court). Two additional subsidiaries subsequently filed voluntary petitions under Chapter 11 of the Bankruptcy Code. The bankruptcy cases of Sunterra Corporation and its subsidiaries that filed for relief under the Bankruptcy Code are being jointly administered. Joint administration allows the cases to be administered as a single case, but does not affect the substantive rights of the debtors or parties in interest. These entities are currently operating as debtors-in-possession (the Debtor Entities) in accordance with the provisions of the Bankruptcy Code. Sunterra Corporation's subsidiaries that have not filed voluntary petitions for relief under Chapter 11 (the Non-Debtor Entities, and collectively with the Debtor Entities, the Company) continue to operate their respective businesses outside the protection of the Bankruptcy Code.

The Chapter 11 filings were primarily the result of the termination of the Debtor Entities' ability to borrow under their existing credit facilities and their inability to obtain new financing to meet their cash flow requirements. To finance sales of Vacation Interests, the Company monetized the related mortgages receivable through the use of lines of credit collateralized by Vacation Interests and mortgages and contracts receivable, an off-balance sheet conduit, on-balance sheet hypothecations, mortgage receivable sales, and other vehicles. Markets for mortgages receivable include the asset-backed securitization market, the commercial paper market and the commercial bank and finance company markets. Significant defaults in the mortgages and contracts receivable portfolio and related write-offs in 1999 resulted in a decrease in the Debtor Entities' abilities to access these markets, and materially and adversely affected cash flows and capital resources during the latter part of 1999, resulting in various debt covenant violations as of December 31, 1999, and in the first quarter of 2000. As a result, access to liquidity under the Debtor Entities' debt facilities was limited as compared to the original terms of the facilities. Due to the liquidity crisis precipitated by these factors, the Debtor Entities had limited cash on hand and were not able to make the scheduled payment on the 9 1/4% Senior Notes in May 2000. The Debtor Entities sought protection under Chapter 11 in order to restructure existing debt and maximize cash flow.

The Debtor Entities received approval from the Bankruptcy Court to pay or otherwise honor certain of their prepetition obligations, including homeowners' association maintenance fees, developer subsidies for unsold properties, certain employee wages and certain obligations to independent sales agents. In addition, the Bankruptcy Court authorized the Debtor Entities to maintain their employee benefit programs. The Debtor Entities have incurred and will incur significant costs associated with the reorganization, which are being expensed as incurred. See Note 11 - Reorganization Expenses and Restructuring Costs.

Under Chapter 11, actions to enforce certain claims against the Debtor Entities are generally stayed if such claims arose, or are based on events that occurred, before the Petition Date. The terms of the ultimate settlement of these liabilities will be determined based upon a plan of reorganization to be confirmed by the Bankruptcy Court. Such liabilities are reflected in the consolidated balance sheets as liabilities subject to compromise (See Note 2). Substantially all litigation pending against the Debtor Entities as of the Petition Date is stayed and no party may take action to recover a prepetition claim except pursuant to an order of the Bankruptcy Court. Pursuant to the Bankruptcy Code, the Debtor Entities may reject certain prepetition executory contracts and unexpired leases with the approval of the Bankruptcy Court. Parties affected by these rejections may file claims against the Debtor Entities with the Bankruptcy Court. In July 2001 the Bankruptcy Court established the bar date of August 30, 2001 as the last date and deadline for filing proofs of claims. The Bankruptcy Court's bar date order exempted certain claims from being filed by August 30, 2001, including claims held by Debtor Entities, contingent claims for rejection of executory contracts and unexpired leases, and claims on account of equity interests. In addition, the Bankruptcy Court approved two extensions of the period during which the Non-Debtor Entities had the right to file proofs of claim. The most recent extension expired on December 17, 2001.

The Company's subsidiary in Europe has obtained a license from the Civil Aviation Authority (the CAA) to operate as a tour operator through September 2002. Under the license with the CAA, the Company has agreed to limit repayment of advances between the Company and its subsidiary in Europe to those amounts that have been outstanding less than one year, which approximates $6.8 million at December 31, 2001, unless prior approval is received.

Note 2 - Liabilities Subject to Compromise

Amounts classified as liabilities subject to compromise are identified below. All amounts may be subject to future adjustment depending on actions of the Bankruptcy Court, further developments with respect to disputed claims, or other events. Additional prepetition claims may arise from rejection of additional executory contracts or unexpired leases by the Debtor Entities. The additional liability, if any, relating to the remainder of outstanding disputed claims is not subject to reasonable estimation. As a result, no provision has been recorded for these claims. The Company will recognize the additional liability, if any, as these amounts become subject to reasonable estimation. Uncertainty exists regarding the measurement of certain of these liabilities, and ongoing Bankruptcy Court proceedings could result in the reclassification of certain liabilities currently subject to Chapter 11 proceedings. Pursuant to a confirmed plan of reorganization, prepetition claims may be paid and discharged at amounts substantially less than their allowed amounts.

On a consolidated basis, recorded liabilities subject to compromise under the Chapter 11 proceedings as of December 31 consist of the following:

                                                          2001         2000

   Secured obligations .............................  $   160,130  $   161,583
   Subordinated debt ...............................      478,000      478,000
                                                      -----------  -----------

   Subtotal - notes payable subject to compromise ..      638,130      639,583

   Accounts payable ................................       31,982       35,040
   Accrued interest ................................       27,267       22,040
   Accrued expenses and other liabilities ..........       15,487       18,884
                                                      -----------  -----------

                                                      $   712,866  $   715,547
                                                      ===========  ===========

Pursuant to the Bankruptcy Code, principal and interest payments generally may not be made on prepetition debt claims without Bankruptcy Court approval. The Bankruptcy Code generally disallows the payment of interest that accrues post petition with respect to unsecured or undersecured claims. Accordingly, such interest has not been accrued by the Company since it is not probable that it will be treated as an allowed claim. The amount of contractual interest on prepetition debt not accrued by the Company was $23.5 million for the period from May 31, 2000 to December 31, 2000 and $40.4 million for the year ended December 31, 2001.

Note 3 - Proposed Plan of Reorganization

On January 31, 2002, the Debtor Entities filed a joint plan of reorganization (as amended on February 20, 2002, April 19, 2002, and May 9, 2002, the Proposed
Plan) and accompanying disclosure statements with the Bankruptcy Court. The Debtor Entities currently have the exclusive right to propose a plan of reorganization and solicit acceptances of such plan. By order of the Bankruptcy Court, the original exclusive period in which to file and obtain acceptances of a plan was extended to May 1, 2002.

Substantially all prepetition liabilities of the Debtor Entities will be dealt with in the Proposed Plan to be voted on in accordance with the provisions of the Bankruptcy Code. If the Debtor Entities fail to obtain acceptance of its Proposed Plan within the exclusivity period or any extensions thereof, any creditor or equity holder may be free to file a plan of reorganization with the Bankruptcy Court and solicit acceptance thereof.

The Proposed Plan currently provides for (i) payment in full of allowed administrative and fee claims (which include assumed contracts, professional fees and indenture trustee fees and expenses), replacement debtor-in-possession lender claims and priority taxes; and (ii) settlement and resolution of all other claims against the Debtor Entities as of the Petition Date. The Proposed Plan provides for distributions to creditors of: (i) cash, (ii) new debt securities, (iii) new common stock (New Sunterra Stock) of reorganized Sunterra Corporation, and (iv) warrants for the purchase of New Sunterra Stock. The Proposed Plan presumes an effective date of June 30, 2002. The Proposed Plan sets forth post-reorganization debt of the Debtor Entities of $220 million, issuance of 20 million shares of New Sunterra Stock and issuance of warrants to purchase 1.4 million shares of New Sunterra Stock. Under the Proposed Plan, the Debtor Entities will be deemed substantively consolidated and treated as a single entity to eliminate: (i) cross-corporate guaranties by one Debtor Entity of another Debtor Entity, (ii) duplicate claims against more than one debtor entity, and (iii) intercompany claims among the substantively consolidated Debtor Entities. As a result of the substantive consolidation, each claim filed against one of the Debtor Entities will be deemed to be filed against all of the debtors as a single entity. The consolidated assets will create a single fund from which all claims against the consolidated Debtor Entities are satisfied.

Under the Bankruptcy Code, prepetition liabilities must be satisfied before stockholders may receive any distribution. The ultimate recovery of stockholders, if any, is determined and set forth in a plan of reorganization where the fair value of the Debtor Entities' assets is compared to the liabilities and claims against the Debtor Entities to determine the equity value of the reorganized company. The equity value set forth in the Proposed Plan is $305 million for purposes of estimating claim recoveries and implementing the Proposed Plan. The Proposed Plan provides for no distributions to the holders of the Company's common stock, and all outstanding shares of such common stock will be cancelled as of the effective date of the Proposed Plan.

According to the terms of the Proposed Plan, it may not be confirmed unless the Debtor Entities have obtained a binding commitment for a credit facility (the Exit Facility) in an amount sufficient to pay all outstanding obligations under the replacement debtor-in-possession Facility (See Note 20), allowed administrative claims, allowed professional fee claims and other cash amounts required to be paid under the Proposed Plan. Additionally, the Debtor Entities must obtain a binding commitment for a financing facility available to finance mortgages and contracts receivable (the Working Capital Facility). On May 15, 2002, the Debtor Entities obtained a binding commitment, subject to certain execution conditions and approval by the Bankruptcy Court, with respect to the Exit Facility, which provides for working capital (see Note 32).

Note 4 - Basis of Presentation

The accompanying consolidated financial statements have been presented in conformity with the American Institute of Certified Public Accountants' (AICPA) Statement of Position 90-7, Financial Reporting By Entities In Reorganization Under the Bankruptcy Code, issued November 19, 1990 (SOP 90-7). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Debtor Entities.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 proceedings, such realization of assets and liquidation of liabilities are subject to uncertainty. While under the protection of Chapter 11, in the normal course of business the Company may not sell or otherwise dispose of operating and long-lived assets and liquidate prepetition liabilities, without the prior approval of the Bankruptcy Court. The Company recorded $61.7 million in valuation adjustments and write-offs in reorganization expenses in 2000 to reflect the impact of the Chapter 11 proceedings on the Company's ability to realize certain assets. Further, the Proposed Plan may materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of the Proposed Plan. The appropriateness of using the going concern basis is dependent upon, among other things, the Company's ability to comply with the existing debtor-in-possession financing agreement that has been approved by the Bankruptcy Court and to obtain confirmation of a plan of reorganization.

As of December 31, 2001, the Company's consolidated stockholders' deficiency of $335.8 million, its status as a debtor-in-possession operating under Chapter 11 Bankruptcy Court protection, the lack of approval of the Proposed Plan discussed in Note 3, and the Company's lack of binding commitments for an Exit Facility and a post emergence Working Capital Facility, as also described in Note 3, give rise to substantial doubt about the Company's ability to continue as a going concern. Management believes that the amended Proposed Plan as filed May 9, 2002 with the Bankruptcy Court, assuming the Company will be successful in obtaining an Exit Facility and a post-emergence Working Capital Facility, provides for a restructuring of the Company's business and its capital structure such that it will be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may be necessary if the Company is not able to emerge from Chapter 11 and continue as a going concern.

Pursuant to SOP 90-7, the Company will adopt fresh start reporting as of the effective date of the Proposed Plan. Under fresh start reporting, the reorganization value of the entity is allocated to the entity's assets and liabilities. If any portion of the reorganization value cannot be attributed to specific tangible or identified intangible assets of the emerging entity, such amounts are to be reported as reorganization value in excess of amounts allocable to identifiable assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which will be effective for the fiscal year beginning January 1, 2002, the excess reorganization value is assumed to have an indefinite useful life and will not be amortized. The excess reorganization value will be tested for impairment at least annually as specified in SFAS No. 142. As a result of adopting fresh start reporting upon emerging from Chapter 11 status, the Company's financial statements will not be comparable with those prepared before the Proposed Plan is confirmed, including the historical consolidated financial statements included herein.

Note 5 - Concentrations of Risk

Credit Risk - The Company is exposed to on-balance sheet credit risk related to its mortgages and contracts receivable.

The Company offers financing to the buyers and lessees of Vacation Intervals at the Company's resorts. These buyers generally make a down payment of at least 10% of the purchase price and deliver a promissory note to the Company for the balance. The promissory notes generally bear interest at a fixed rate, and are payable over a seven-year to ten-year period, and the notes on sold Vacation Intervals are secured by a first mortgage on the Vacation Interval. The Company bears the risk of defaults on these promissory notes.

If a buyer of a Vacation Interval defaults, the Company generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Interval. Although the Company in many cases may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws that limit the Company's ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, the Company has generally not pursued this remedy. If a lessee of a Vacation Interval defaults, the lessee forfeits its contract rights previously held to use the Vacation Interval and the Company is able to re-lease the Vacation Interval without further recovery efforts.

Interest Rate Risk - The Company has historically derived net interest income from its financing activities because the interest rates it charges its customers who finance the purchase or lease of their Vacation Intervals exceed the interest rates the Company pays to its lenders. Because the Company's indebtedness bears interest at variable rates and the Company's customer receivables bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that the Company has historically obtained and could cause the rate on the Company's borrowings to exceed the rate at which the Company provides financing to its customers. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on the Company's results of operations, cash flows, and financial position.

Availability of Funding Sources - The Company has historically funded substantially all of the notes receivable, timeshare inventories, and land inventories which it originates or purchases with borrowings through its financing facilities, sales of notes receivable, internally generated funds, and proceeds from public debt and equity offerings. Borrowings are in turn repaid with the proceeds received by the Company from repayments of such notes receivable. To the extent that the Company is not successful in maintaining or replacing existing financings, it would have to curtail its operations or sell assets, thereby having a material adverse effect on the Company's results of operations, cash flows, and financial condition. See Notes 2 and 3.

Geographic Concentration - The Company's owned and serviced loan portfolio borrowers are geographically diversified within the United States and internationally. At December 31, 2001, borrowers residing in the United States accounted for approximately 93.5% of serviced loans. With the exception of Arizona and California, which represented 17.2% and 16.9%, respectively, no state or foreign country concentration accounted for more than approximately 15.0% of the serviced portfolios. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well being of the borrowers.

Note 6 - Certain Significant Risks and Uncertainties

In connection with the Chapter 11 cases, the Debtor Entities have developed a Proposed Plan that will be submitted for approval by parties in interest and confirmation by the Bankruptcy Court. In the event that the Proposed Plan is accepted and becomes effective, continuation of the Company's business thereafter is dependent on the Company's ability to achieve successful future operations. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Company's debtor-in-possession and exit financing agreements and the ability to generate sufficient cash from operations and financing arrangements to meet obligations. There can be no assurances that the Company will be successful in achieving confirmation and effectiveness of a plan of reorganization, future profitable operations, compliance with the terms of the debtor-in-possession and exit financing arrangements and sufficient cash flows from operations and financing arrangements to meet its obligations.

Note 7 - Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying financial statements include the combined accounts of Sunterra and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements.

As described in Note 1, Sunterra Corporation and certain of its wholly owned subsidiaries filed for reorganization under Chapter 11 of the Bankruptcy Code. Other wholly owned subsidiaries that have not filed for bankruptcy protection are included in the consolidated financial statements. Net assets of the Non-Debtor Entities, prior to elimination of net intercompany amounts, are $22.8 million and $16.2 million at December 31, 2001 and 2000, respectively. Net post-petition intercompany amounts are a receivable due to the Non-Debtor Entities from the Debtor Entities of $3.8 million at December 31, 2001, and a payable due to the Debtor Entities from the Non-Debtor Entities of $2.2 million at December 31, 2000.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash, money market funds, and all highly liquid investments purchased with an original maturity date of three months or less.

Cash in Escrow and Restricted Cash - Cash in escrow consists of deposits received on sales and leases of Vacation Interests that are held in escrow until a certificate of occupancy is obtained, the legal rescission period has expired and, for sales of Vacation Interests, the deed of trust has been recorded in governmental property ownership records. Restricted cash consists primarily of cash collections on certain mortgages receivable that secure collateralized notes, cash held on behalf of homeowner associations in Europe, and proceeds from the disposition of assets that collateralize other secured borrowings.

Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses - Mortgages and contracts receivable are recorded at the lower of amortized cost or market, including deferred loan and contract origination costs, less the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests have been capitalized and are being amortized over the term of the mortgages or contracts receivable as an adjustment to interest income on mortgages and contracts receivable using the effective interest method. Amortization of loan and contract origination fees charged to interest income was $2.6 million and $5.4 million for 2001 and 2000, respectively.

The Company provides for estimated mortgages receivable cancellations and defaults at the time the Vacation Interval sales are recorded by a charge to operations and a credit to an allowance for loan losses. A similar loss allowance is provided for certain interval transactions structured as long-term operating lease arrangements by a charge to deferred lease revenue, which is included in deferred revenue on the consolidated balance sheets, and a credit to an allowance for loan losses. The Company performs an analysis of factors such as economic conditions and industry trends, defaults, past due agings and historical write-offs of mortgages and contracts receivable to evaluate the adequacy of the allowance.

The Company charges off mortgages and contracts receivable upon default on the first scheduled principal and interest payment (first payment defaults) or 180 days of contractual delinquency. Vacation Interests recovered on defaulted mortgages receivable are recorded in real estate and development costs and as a reduction of loan charge-offs at the historical cost of Vacation Interests at the respective property. All collection and foreclosure costs are expensed as incurred.

Retained Interests in Mortgages Receivable Sold - Retained interests in mortgages receivable sold are generated upon sale of mortgages receivable and represent the net present value of the expected excess cash flow to the Company after repayment by the purchaser of principal and interest on the obligations secured by the sold mortgages receivable. The retained interests are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, based on management's intent and the existence of prepayment options. Retained interests are marked to fair value at each reporting date based on certain assumptions and the adjustments are reported as a component of other comprehensive income (loss) in the statements of stockholders' equity (deficiency). Adjustments for permanent impairment of the value of retained interests are recorded in the Company's consolidated statements of operations in the period of impairment.

Real Estate and Development Costs - Real estate and development costs are valued at the lower of cost or net realizable value. Development costs include both hard and soft construction costs and together with real estate costs are allocated to Vacation Interests. Interest, taxes and other carrying costs incurred during the construction period are capitalized and such costs incurred on completed Vacation Interval inventory are expensed. Costs are allocated to units sold on the relative sales value method. Real estate and development costs also include the value of Vacation Interests collateralizing delinquent mortgages and contracts receivable that have been charged off in which the Company does not yet hold title pending completion of the foreclosure process.

Prepaid Expenses - Prepaid expenses are charged to expense as the underlying assets are used or are amortized.

Assets Held for Sale - Assets held for sale consists of resort properties determined to be non-core operations and are held at their estimated fair value less costs to sell and are not subject to depreciation.

Investments in Joint Ventures - The Company owns a 30% interest in Poipu Resort Partners, L.P. and a 23% interest in West Maui Resort Partners, LP (Ka'anapali) and accounts for its investments in joint ventures under the equity method. Goodwill associated with each joint venture is amortized as Vacation Interests are sold.

Property and Equipment - Buildings and leasehold improvements are depreciated using the straight-line method over the lesser of the estimated useful lives (40 years), or the remainder of the lease terms, respectively. Furniture, office equipment and computer equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to seven years.

Capitalized Software Costs - The Company capitalizes costs for internally developed software in accordance with SOP 98-01, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and amortizes the amounts over a period of five years.

Intangible and Other Assets - Financing and debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the funding agreements as a component of interest expense using a method which approximates the effective interest method.

Goodwill recorded in connection with the acquisition of subsidiaries is amortized over the estimated useful life of ten years. At each balance sheet date, the Company evaluates the realizability of its goodwill based upon the expectations of undiscounted cash flows and operating income expected to be generated from the related acquired businesses. If any goodwill is determined to be impaired, impairment losses are recognized as a charge to operations during the period the impairment is determined.

Foreign Currency Translation - Assets and liabilities in foreign locations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss is shown as translation adjustment and included in other comprehensive income (loss) in stockholders' equity (deficiency). Gains and losses from foreign currency transactions are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency transactions in 2001 or 2000.

Derivative Instruments - The Company uses interest rate cap agreements from time to time to manage interest rate exposure. At December 31, 2001 and 2000, no agreements were in effect and no amounts were due by or owed to the Company under these agreements.

Revenue Recognition - The Company recognizes sales of Vacation Interests in the U.S. on an accrual basis after a binding sales contract has been executed, a 10% minimum down payment has been received, the rescission period has expired, construction is substantially complete and certain minimum project sales levels have been met. If all the criteria are met except that construction is not substantially complete, then revenues are recognized on the percentage of completion (cost to cost) basis. For sales that do not qualify for either accrual or percentage of completion accounting, all revenue is deferred using the deposit method. Deferred Vacation Interests revenue under the percentage of completion and deposit methods is included in accrued liabilities and totaled $0 and $1.4 million at December 31, 2001 and 2000, respectively.

The European operations recognize Vacation Interests revenue after the rescission period expires and upon receipt of all purchase consideration, usually subsequent to the closing of a mortgage loan provided to the customer by a third party. The European operations do not sell Vacation Interests in properties prior to completion of construction and do not record deferred revenue.

Leases of Vacation Interests in certain Caribbean locations are legally structured as long-term lease arrangements for either 99 years or a term expiring in 2050. The Vacation Interests subject to such leases revert to the Company at the end of the lease terms. Such transactions are accordingly accounted for as operating leases, with the sales value of the intervals recorded as deferred revenue at the date of execution of the transactions. Revenue deferred under these arrangements is amortized on a straight-line method over the term of the lease agreements. In addition, the Company collects maintenance fees from the lessees on these properties, which is accrued as earned and is included in Vacation Interest lease revenue. The direct leasing costs of the lease contracts are also deferred and amortized over the term of the leases. The leased assets consist of buildings and improvements and furniture and fixtures and are depreciated over terms of 40 years and 7 years, respectively. Deferred leased Vacation Interests revenue, net of a deferred charge for contract defaults, included in deferred revenue at December 31, 2001 and 2000 amounted to $69.3 million and $67.9 million, respectively.

Revenue on the upgrade of Vacation Interests ownership to club membership that allows owners to exchange an annual Vacation Interval at their home resort for time at another resort is deferred and amortized over ten years, which represents the expected average life of a club membership. Deferred revenue on club memberships at December 31, 2001 and 2000 is $9.8 million. Club membership annual dues are accrued as earned.

The Company rents unsold Vacation Interests on a short-term basis. Such resort rental income is accrued as earned. Property management fee revenues are accrued as earned in accordance with the management contracts.

Included in other operating income is revenue on sales of one-week leases and mini-vacations which allow prospective owners to sample a resort property and which is deferred until the vacation is used by the customer or the expiration date of the one year lease or mini-vacation passes. Deferred revenue on one-week leases and mini-vacations at December 31, 2001 and 2000 is $2.7 million and $2.9 million, respectively.

Other operating income also includes nonrefundable commissions earned by the European subsidiary on the origination of loans to customers by a third party to finance purchases of Vacation Interests. The commission revenue is recorded upon recognition of the related Vacation Interest sales revenue.

Mortgages and contracts receivable interest is accrued as earned based on the contractual provisions of the notes and contracts. Interest accrual is suspended on delinquent mortgages and contracts receivable.

Reopening of the Rescission Period - In November 2000, the Bankruptcy Court issued an order for the Company to provide certain consumers with renewed rescission rights with respect to the sale of timeshare transactions entered into but not consummated fully prior to the petition date. The Company sent registered letters to customers that met this criterion providing a new rescission period. As such, sales initially recorded in 2000 amounting to $31 million in revenue were converted to pending sales as a result of the order. Such sales were reversed in full in 2000, pending receipt from the customers of a reconfirmation of acceptance of the sales agreement. The reconfirmation process was substantially completed in 2001 and Vacation Interest sales of $16.8 million were recognized in 2001 for customers that elected not to rescind.

Advertising, Sales and Marketing Costs - Advertising, sales and marketing costs are expensed as incurred, except for costs directly related to sales and leases associated with contracts not eligible for revenue recognition as described above. Such deferred costs principally consist of sales commissions and are charged to operations as the related revenue is recognized. Deferred selling costs are classified as prepaid expenses in the accompanying consolidated balance sheets and at December 31, 2001 and 2000 were $10.9 million and $11.5 million, respectively.

Maintenance Fees and Subsidy Expense - The Company incurs a portion of operating expenses of the unit owners' associations based on ownership of the unsold Vacation Interests at each of the respective properties. In addition, the developer may enter into a subsidy guarantee to fund negative cash flows for a period not to exceed three years from acquisition or commencement of the resort development. Such costs are expensed as incurred.

Loan Portfolio Expenses - Loan portfolio expenses include payroll, administrative and occupancy costs of the finance subsidiary as well as loan servicing fees paid to third parties. These costs are expensed as incurred.

Income Taxes - The Company accounts for income taxes in accordance with the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which the deferred tax assets or liabilities are expected to be realized or settled. Income tax expense consists of the taxes payable for the current period and the change during the period in deferred tax assets and liabilities.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company in preparation of its financial statements include: (i) mortgages and contracts receivable allowance for losses, (ii) valuation of retained interests, (iii) estimated net realizable value of assets held for sale and (iv) impairment of long-lived assets. Actual results could differ from those estimates.

Loss per Share - Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potential common shares related to the 5.75% Convertible Subordinated Notes Due 2007 (the Convertible Notes) and dilutive stock options have been excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.

The Proposed Plan specifies cancellation of all outstanding equity securities of the Company and issuance of approximately 20 million shares of New Sunterra Stock to be issued in the reorganized company.

Other Comprehensive Income (Loss) - Other comprehensive income (loss) includes all changes in equity (net assets) from non-owner sources such as foreign currency translation adjustments and unrealized gains or losses on available for sale marketable securities. The Company accounts for other comprehensive income
(loss) in accordance with SFAS No. 130, Reporting Comprehensive Income.

Note 8 - New Accounting Pronouncements

In 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, as amended, all derivative instruments are recognized on the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income, and then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs. Implementation of SFAS No. 133 resulted in no material impact to the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, which was required to be adopted by the Company no later than the fourth quarter of 2000. Adoption of SAB No. 101 did not result in any material changes to the Company's revenue recognition policies.

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and rescinds SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS No. 140 revises SFAS No. 125's standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carried over most of SFAS 125's provisions without reconsideration. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company adopted the new disclosures required under SFAS No. 140 as of December 31, 2000. Adoption of SFAS No. 140 did not have a material impact on the Company's consolidated results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and
SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized effective January 1, 2002, but instead be tested for impairment at least annually. Management has not yet determined the amount of goodwill impairment, if any, under these new standards. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001. SFAS No. 142 is effective January 1, 2002 and amortization of goodwill will cease as of that date. Management cannot forecast the effect of non-amortization provisions on 2002 net income as it may be significantly affected by the application of fresh-start reporting if the confirmation of the Proposed Plan occurs in 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company is required to adopt SFAS No. 144 on January 1, 2002. The initial adoption of SFAS No. 144 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

The FASB is currently deliberating the issuance of an interpretation of SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, to provide additional guidance to assist companies in identifying and accounting for special purpose entities (SPEs), including when SPEs should be consolidated by the investor. The interpretation would introduce a concept that consolidation would be required by the primary beneficiary of the activities of an SPE unless the SPE can meet certain independent economic substance criteria. It is not possible to determine at this time what conclusions will be included in the final interpretation; however, the result could impact the accounting treatment of these entities by the Company.

The Accounting Standards Executive Committee of the AICPA is currently deliberating on the issuance of a Statement of Position (SOP) to provide consistent accounting guidance for the vacation ownership industry including criteria for and methods of revenue recognition, accounting for selling costs, accounting for credit losses, accounting for repossession of vacation ownership intervals, accounting for operations during interval holding periods, accounting for developer subsidies to interval homeowners' associations, and accounting for upgrade transactions. It is not possible to determine at this time the impact that the conclusions of the SOP may have on the consolidated financial statements of the Company, or when the SOP will be finalized and effective.

Note 9 - Prior Period Adjustments

Subsequent to the issuance of its annual consolidated financial statements for the year ended December 31, 1999, the Company's management determined that, as discussed below, the accounting treatments that had been originally afforded to certain transactions were inappropriate and that certain accounting errors had been made during 1999 and prior years. Accordingly, retained earnings as previously reported as of December 31, 1999 has been restated and decreased by approximately $113.2 million, net of an income tax benefit of $18.2 million. The following table summarizes the components of the adjustment to retained earnings:

    Revenue recognition on leased Vacation Interests ...........................  $  47,331
    Improper capitalization of costs in real estate and development costs ......     34,049
    Improper capitalization of deferred costs, goodwill and equipment ..........     18,437
    Other revenue recognition errors ...........................................      8,116
    Other accounting and recording errors ......................................     23,474
                                                                                  ---------

                                                                                    131,407
    Income tax effect of prior period adjustments ..............................    (18,226)
                                                                                  ---------

                                                                                  $ 113,181
                                                                                  =========

Revenue Recognition on Leased Vacation Interests - The Company improperly recognized revenue related to the leasing of Vacation Interests on resorts in St. Maarten, Netherlands Antilles, as real estate sales of Vacation Interests since the acquisition of the resorts in 1995. The lease terms related to these resorts are conveyed for a period of 99 years at one resort and a term expiring in 2050 at the other resort. The maximum lease term available under this resort at the date of acquisition was 55 years. The Company recorded an adjustment to reduce the vacation interest revenue and record the lease income on a straight-line basis over the life of the respective lease. In addition, costs of sales from prior years was reversed and the Company reclassified the total amount of capitalized inventory to property and equipment and computed depreciation on those assets on the straight-line method over 40 years for buildings and 7 years for furnishings.

Improper Capitalization of Costs in Real Estate and Development Costs - The Company determined that it had improperly capitalized developer subsidies and maintenance fees in excess of the budgeted guarantee periods for most of its domestic properties. The Company had also erroneously capitalized losses on the incidental hotel operations on developer owned intervals as real estate and development costs. In addition, foreclosure costs, bad debts, corporate salaries and intercompany profits from the Company's resort management subsidiary were erroneously capitalized. These costs were removed from real estate and development costs in the year capitalized and charged to expense, and associated costs of sales were corrected for the capitalization errors in the prior years.

Improper capitalization of deferred costs, goodwill and equipment -

         Deferred costs - The Company erroneously deferred indirect sales and marketing expenses on pending sales contracts. This capitalization policy was corrected to include only the deferral of direct costs associated with these sales. In addition, start-up and development costs that should have been expensed in prior years in accordance with SOP 98-5, Reporting on the Cost of Start-up Activities, were erroneously capitalized and costs associated with direct marketing projects were incorrectly capitalized. The Company corrected these errors by reducing the related assets and charged the costs to expense during the periods incurred.

         Goodwill - The Company inappropriately recorded a write-off associated with a default on a note due from the seller on the acquisition of a marketing company as an addition to goodwill during 1999. Upon subsequent review, the Company determined that this amount should have been recorded as a bad debt. In addition, on several acquisitions the Company capitalized non-eligible costs as acquisition costs, which increased the purchase price and ultimate allocation of goodwill. The Company corrected the improper capitalization of these costs and reduced the amortization of goodwill for these errors.

         Equipment - The Company incorrectly capitalized certain training, administrative and other costs relating to various computer hardware and software acquired and in the internal development of a software system. The Company corrected these errors by charging such costs to expense in the periods incurred and reduced depreciation related to the reduced carrying amounts for these errors.

Other revenue recognition errors -

         Adjustments were recorded to correct other revenue recognition errors made in prior periods on the application of the percentage of completion accounting method, in accounting for the Club and sampler programs as follows:

         Percentage of Completion Accounting - The Company erroneously ceased recording revenues under the percentage of completion (POC) accounting method in 1998 on sales of Vacation Intervals under construction when it introduced its Club program and applied the full accrual method to all sales. Full accrual accounting is applied when a binding sales contract has been executed, a 10% minimum down payment has been received, the rescission period has expired, construction is essentially complete and certain minimum sales levels have been met. If all of the above criteria are met, except that construction is not substantially complete, then revenues should have been recognized on the POC basis. The Company corrected the incorrect change from POC to full accrual on contracts related to projects in which construction was not essentially complete.

         Club Program - The Company has determined that indirect period costs were improperly deferred in 1998 and 1999 related to its Club program. These costs were offset against the Club revenue that was deferred and were being recognized over a ten-year period. The Company corrected the deferral of the indirect expenses and charged such costs to expense in the period incurred.

         Lease Sampler (Encore) Program - The Company determined that it had inappropriately accounted for customer payments in prior years associated with the Encore program as revenue in advance of fulfilling the Company's obligations or program terms. As a result, the Company has corrected its method of accounting for Encore sales to properly match revenues to the fulfillment of its obligations.

Other accounting and recording errors -

         Adjustments were recorded to correct other accounting and recording errors related to prior years as follows:

         Installment Interest - The Company accrued an obligation in 1996 and 1997 for interest due under the installment method of accounting under Internal Revenue Code section 453(l). The Company has determined that the recording of this interest was incorrect, since the obligation to pay the interest only arises when the taxpayer owes corporate income taxes. During the years in which this expense was accrued the Company did not owe regular corporate tax and, as such, was not required to accrue this interest.

         Other Receivables - The Company sold mortgages during 1998 through an off-balance sheet conduit securitization. During 1999, the Company elected to replace certain defective mortgages receivable that collateralized advances to a qualifying special purpose entity under a conduit facility (see Note 22). These mortgages receivable returned from the conduit, which were substantially uncollectible and should have been charged off, were recorded as other receivables at their contract values. The Company also determined that it had improperly recorded certain period costs as other receivables and had improperly accrued for certain gain contingencies.

         Cash - The Company determined that certain cash accounting errors were not recorded in the year the errors arose. In addition cash accounts related to certain unconsolidated affiliates were erroneously included in the Company's consolidated financial statements.

         Retained Interests - The Company determined that certain errors had been made in 1998 and 1999 in the financial models used to estimate the value of retained interests in mortgages receivable sales in 1999. As a result, the Company corrected these errors in these financial models which reduced the gains recorded on the mortgages receivable sales or increased the impairment losses on the retained interests.

         Loan Origination Costs - The Company determined that its methodology in the calculation of loan origination costs on mortgage loans originated by the Company was incorrect. The Company corrected the errors to properly account for loan origination costs.

         Mortgages and Contracts Receivable - The Company determined that there were errors in the reconciliations between the detailed information underlying the subsidiary ledger and the general ledger balance for mortgages and contracts receivable, interest receivable and the allowance for losses. The Company corrected these errors, which resulted in additional charges in 1999.

Note 10 - Accounting Change

The Company's accounting policies prior to 2000 provided for the capitalization of homeowners' association fees and property taxes during the developer guarantee and subsidy periods as inventory carrying costs in real estate and development costs. The Company has evaluated this policy and determined that the preferable method in accordance with industry conventions is to charge these costs to expense as incurred once a project is substantially complete and available for occupancy. The effect of this change was to increase the Company's net loss for 2000 by the cumulative amount of the adjustment of $18.8 million ($0.52 per share) as of January 1, 2000. Income tax benefits related to this accounting change were not recognized because their realization is not assured.

Note 11 - Reorganization Expenses and Restructuring Costs

         Reorganization expenses are comprised of expenses and losses offset by income and gains that were realized or incurred by the Company as a result of reorganization under Chapter 11 and are expensed as incurred. These items have been segregated from normal operating costs and consist of the following:

                                                       2001         2000

    Professional fees ...........................  $    47,818   $    14,656
    Asset impairments ...........................            -        45,312
    Write off of debt issuance costs ............            -        16,377
    Employee retention and severance programs ...        5,944           466
    Provision for rejected executory contracts ..        2,125           649
    (Gains) losses on asset sales ...............       (4,118)          429
    Other .......................................            -           779
    Interest income .............................       (1,419)         (680)
                                                   -----------   -----------

                                                   $    50,350   $    77,988
                                                   ===========   ===========

The Company made cash payments for reorganization expenses of $43.8 million and $8.0 million in 2001 and 2000, respectively.

During the first quarter of 2000, the Company reorganized its executive management, sales and marketing operations, and several corporate support departments. As a result of these actions, the Company incurred a restructuring charge of $6.0 million. The restructuring charge included $4.4 million primarily for severance and termination benefits for 55 employees and $1.6 million in costs for lease terminations and other sales center closure costs.

Note 12- Mortgages and Contracts Receivable

The Company provides financing to purchasers and lessees of Vacation Interests that are collateralized by their interest in such Vacation Interests. The mortgages and contracts generally bear interest at fixed rates between 12% and 17% at the time of issuance. The term of the mortgages and contracts typically average seven to ten years, and may be prepaid at any time without penalty. The weighted average interest rate of outstanding mortgages and contracts receivable was 14.4% and 14.3% at December 31, 2001 and 2000, respectively. Mortgages and contracts receivable in excess of 60 days past due at December 31, 2001 and 2000 were 4.0% and 5.5%, respectively, of gross mortgages and contracts receivable.

The following reflects the scheduled contractual principal maturities of mortgages and contracts receivable:

    Year ending December 31:

    2002 .....................................  $    16,711
    2003 .....................................       19,284
    2004 .....................................       22,178
    2005 .....................................       25,669
    2006 .....................................       29,623
    2007 and thereafter ......................       95,557
                                                -----------

                                                $   209,022
                                                ===========

The following summarizes the Company's total mortgages and contracts receivable at December 31:

                                                       2001            2000
   Mortgages receivable .........................  $   194,755     $   205,787
   Contracts receivable .........................       14,267          15,841
                                                   -----------     -----------

   Subtotal .....................................      209,022         221,628
   Deferred loan origination costs, net .........        3,220           3,905
                                                   -----------     -----------
   Mortgages and contracts receivable, gross ....      212,242         225,533
   Less allowance for loan and contract losses ..      (36,206)        (37,326)
                                                   -----------     -----------

   Mortgages and contracts receivable, net ......  $   176,036     $   188,207
                                                   ===========     ===========

Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is as follows:

                                                        2001           2000
   Balance, beginning of period .................  $    37,326     $    19,138
   Provision for loan losses ....................       10,606          24,544
   Receivables charged off ......................      (10,019)         (6,761)
   Other ........................................       (1,707)            405
                                                   -----------     -----------

   Balance, end of period .......................  $    36,206     $    37,326
                                                   ===========     ===========

         Included in other receivables on the accompanying consolidated balance sheets are $1.9 and $2.3 million at December 31, 2001 and 2000, respectively, of accrued interest receivable related to mortgages and contracts receivable.

Note 13 - Sales of Mortgages Receivable

Sales in 2001

In April 2001, the Company recognized a gain of $0.1 million, net of expenses, on the sale to a finance company of $2.6 million in mortgages receivable without recourse. The mortgages receivable were recorded at fair market value as assets held for sale at December 31, 2000, with an allowance for loan losses of $1.0 million. The mortgages receivable had a five-year weighted average remaining life and a weighted average interest rate of 15%.

Sales in 2000

Under the terms of the Company's off-balance sheet Mortgages Receivable Conduit Facility (the Conduit Facility), the Company sold mortgages receivable to a wholly owned special purpose entity at 95% of face value, before a required 6% cash reserve funded from cash flow, without recourse to the Company as to collectibility. The Company retained 100% of the excess spread over the borrowing rate.

In the first quarter of 2000, the Company recognized a loss of $0.1 million, net of expenses, on the sale of $16.5 million of mortgages receivable, comprised of:
(1) $15.6 million of undivided interests in mortgages receivable with a nine year weighted average remaining life and a weighted average interest rate of 14% which were sold into the Conduit Facility and (2) $0.9 million of mortgages receivable with a 10 year weighted average remaining life and a weighted average interest rate of 15% which were sold to a finance company at 100% of par value with a 50% participation in the remaining interest spread.

         The Company retains the servicing rights to the securitized mortgages receivable portfolios. The Company receives a fee that is substantially equal to the costs of providing the servicing functions. As such, no asset or liability has been recognized on the consolidated balance sheets for the servicing rights retained.

During 2001 and 2000, the following cash flows occurred relating to the Company's off-balance sheet conduit and securitization transactions:

                                                                                   2001         2000
    Proceeds received from new sales into the Conduit Facility ..............   $       -    $  15,681
    Cash received from retained interests ...................................   $       -    $   2,624
    Servicing fees received .................................................   $   1,109    $   1,283

Fair Value of Retained Interests in Mortgages Receivable Sold

     The Company measures the fair value of retained interests in mortgages receivable sold at each reporting date by estimating the expected future cash flows using updated economic assumptions for the weighted average life, prepayment speed and expected default rates based on historical experience and then discounting the estimated cash flows at a current fair value interest rate. These assumptions are developed based on the static pool methodology whereby the prepayment speed and expected default rates are developed based on the age and payment characteristics of the mortgages receivable. At December 31, 2001, the key economic assumptions and the sensitivity of the current fair value of retained interests in mortgages receivable sold to an immediate 10% or 20% adverse change in those assumptions are as follows:

    Carrying amount/fair value of retained interests ..............  $   15,974
    Weighted average remaining term (in years) ....................     6.1-7.2
    Prepayment speed assumption (annual rate) .....................       2%-28%
    Impact on fair value of 10% adverse change ....................  $      (33)
    Impact on fair value of 20% adverse change ....................  $      (65)
    Expected gross defaults (annual rate) .........................     0.1%-10%
    Impact on fair value of 10% adverse change ....................  $     (588)
    Impact on fair value of 20% adverse change ....................  $   (1,171)
    Residual cash flows discount rate (annual) ....................        16.0%
    Impact on fair value of 10% adverse change ....................  $   (1,264)
    Impact on fair value of 20% adverse change ....................  $   (2,418)

These sensitivities are hypothetical. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

As a result of the Chapter 11 proceedings, there has been a contractual change in the priority of distribution of principal and interest payments collected which impacted the value of the Company's retained interests in mortgages receivable sold. The result of this contractual change was an impairment of the value of the retained interest of $11.7 million, which is included as a portion of the impairment loss on the retained interests in mortgages receivable sold in the consolidated statements of operations.

Note 14 - Other Receivables and Allowance for Doubtful Accounts

Other receivables at December 31, 2001 and 2000 consist of amounts due to the Company for accrued interest on mortgages and contracts receivable, property management fees, homeowners' association maintenance fees and other income, less an allowance for doubtful accounts of $17.5 million and $12.9 million, respectively.

Activity in the allowance for doubtful accounts is as follows:

                                                        2001             2000

    Balance, beginning of period ................   $   12,905       $   10,756
    Provision for doubtful accounts .............        5,237            9,429
    Receivables charged off .....................       (1,040)          (4,630)
    Other .......................................          445           (2,650)
                                                    ----------       ----------
    Balance, end of period ......................   $   17,547       $   12,905
                                                    ==========       ==========

Note 15 - Assets Held for Sale

Assets held for sale consist of the following at December 31:

                                                        2001             2000

    Real estate and development costs ............  $    6,939       $   32,310
    Property and equipment, net ..................       2,353           13,576
    Other assets .................................       2,032            3,161
                                                    ----------       ----------
                                                    $   11,324       $   49,047
                                                    ==========       ==========

In 2001 the Company realized proceeds of $41.6 million for dispositions of assets held for sale with an aggregate net book value of $37.7 million at December 31, 2000. See Note 27 for a summary of significant dispositions.

Note 16 - Real Estate and Development Costs

Real estate and development costs consist of the following at December 31:

                                                                     2001             2000
    Land .....................................................    $   53,876       $   53,658
    Development costs ........................................       458,193          456,672
    Capitalized interest .....................................        20,234           20,341
                                                                  ----------       ----------
                                                                     532,303          530,671
    Interests recoverable under defaulted mortgages ..........        20,126           35,241
    Less accumulated vacation interest cost of sales .........      (372,342)        (345,799)
                                                                  ----------       ----------
    Net real estate and development costs ....................    $  180,087       $  220,113
                                                                  ==========       ==========

     Vacation Interests cost of sales for 2000 included an impairment charge of $34.9 million to reduce real estate and development costs to their estimated net realizable value, and a $4.5 million write down of common area costs resulting from a substantial change in planned future expansion at one of the Company's existing resort locations.

Cost of Vacation Interests sold for 2001 included approximately $4.9 million of costs related to the recognition of sales deferred in 2000 under the re-opening of the rescission period described at Note 7.

Note 17 - Property and Equipment

Property and equipment consists of the following at December 31:

                                                           2001          2000

    Land and improvements ..........................   $    4,257    $    4,284
    Buildings and leasehold improvements ...........       56,252        49,098
    Furniture and office equipment .................       21,846        20,918
    Computer equipment .............................       22,878        22,192
    Software .......................................       14,054        13,870
                                                       ----------    ----------

                                                          119,287       110,362

    Less accumulated depreciation and amortization ..........      (51,856)         (38,008)
                                                                ----------       ----------

    Property and equipment, net .............................   $   67,431       $   72,354
                                                                ==========       ==========

     Depreciation and amortization expense related to property and equipment was $15.1 million and $22.0 million in 2001 and 2000, respectively.

Property and equipment includes $6.4 million of equipment under capital leases at December 31, 2001 and 2000. Accumulated amortization of assets acquired under capital leases at December 31, 2001 and 2000 was $4.9 million and $3.2 million, respectively. Amortization expense for 2001 and 2000 for capital lease assets was $1.7 million and $1.8 million, respectively, and is included in depreciation expense in the accompanying consolidated statements of operations. The related capital lease obligations of $3.0 million and $3.3 million at December 31, 2001 and 2000, respectively, are included in liabilities subject to compromise on the consolidated balance sheets.

Note 18 - Intangible and Other Assets

Intangible and other assets consist of the following at December 31:

                                                        2001            2000

    Goodwill ......................................  $   26,045      $   32,378
    Postpetition debt issuance costs ..............       3,060           7,814
    Other .........................................       3,957           8,322
                                                     ----------      ----------

                                                         33,062          48,514
    Less accumulated amortization .................      (8,344)        (21,085)
                                                     ----------      ----------

    Intangible and other assets, net ..............  $   24,718      $   27,429
                                                     ==========      ==========

Amortization expense was $3.3 million and $5.5 million in 2001 and 2000, respectively. Amortization of capitalized financing costs included in interest expense was $1.0 million and $3.0 million for 2001 and 2000, respectively.

In 2000 an impairment write down of $44.6 million was taken against Goodwill as a result of the bankruptcy proceedings. Also recorded in 2000 was a $16.4 million write off of debt issuance costs related to prepetition loan obligations. Both amounts are included in reorganization expenses in the accompanying consolidated statements of operations.

In 2001, the Company removed $17.0 million of fully amortized intangible assets and related amortization.

Note 19 - Asset Impairment

In accordance with SFAS No. 121, Impairment of Long-lived Assets and Assets to be Disposed Of, the Company reviews its long-lived assets for impairment at each reporting date. Impairment exists when future undiscounted cash flows are not sufficient to recover the carrying amount of the related asset. No impairments were recorded as a result of the Company's review of long-lived assets for 2001. The following impairment write-downs were recorded in 2000:

    Software ................................................    $    21,448
    Non-core assets .........................................         56,256
    Goodwill ................................................         44,594
                                                                 -----------

                                                                 $   122,298

     The impairment of software was determined based on an evaluation of the on-going utility of the Company's internally developed software program designed for enterprise-wide management of inventory, properties, Club Sunterra, and sales and marketing. Impairment of non-core assets and goodwill relates primarily to real estate and development costs and property and equipment of resort locations to be disposed of and marketing operations discontinued as part of the reorganization process.

         The impairment charges for 2000 are included in the following captions in the accompanying consolidated statements of operations:

    Vacation Interests cost of sales .......................       $    39,556
    Reorganization expenses ................................            45,312
    Impairment write-down ..................................            37,430
                                                                   -----------

                                                                   $   122,298
                                                                   ===========

Note 20 - Debtor-in-possession Financing

On May 31, 2000 the Bankruptcy Court approved a debtor-in-possession (DIP) financing agreement that provided the Company with a $25 million committed revolving credit facility (the Original DIP Facility). The Bankruptcy Court approved an amendment to this agreement increasing the facility to $45 million on August 3, 2000. The credit facility had a maturity date of November 1, 2001, with interest payable monthly at prime plus 4% (13.5% at December 31, 2000). There were borrowings of $44.8 million outstanding under the Original DIP Facility at December 31, 2000.

On April 3, 2001, the Bankruptcy Court approved a replacement DIP financing agreement (the Replacement DIP Facility) with a new lender. The Replacement DIP Facility provides financing of up to $160 million to the Company in the form of term loans and a revolving credit facility. The Original DIP Facility was retired with proceeds of a term loan under the Replacement DIP Facility. Interest is payable monthly at the one-month LIBOR rate plus 3.5% (5.4% at December 31, 2001), and the unused portion of the revolving credit facility is subject to a commitment fee of 0.5%. Borrowings under the Replacement DIP Facility mature on (and the availability period for revolving loans expires 21 days prior to) the earlier of June 30, 2002 or the date of substantial consummation of a plan of reorganization approved by the Bankruptcy Court. The loans are subject to mandatory prepayment under various circumstances, including prepayment on a monthly basis with proceeds of certain sales of Vacation Interests (in the case of term loans), prepayment with certain monthly cash balances (in the case of revolving loans) and prepayment with proceeds of certain sales or dispositions by the Debtor Entities of other assets (in the case of both term loans and revolving loans). Borrowings are collateralized by all unencumbered assets of the Debtor Entities and are afforded an administrative priority under the Bankruptcy Code. There were borrowings of $68.3 million outstanding under the Replacement DIP Facility at December 31, 2001. The terms of the Replacement DIP Facility were substantively modified after December 31, 2001 as described in Note 32.

Note 21 - Notes Payable

Notes payable, including amounts classified as liabilities subject to compromise, consist of the following at December 31:

                                                                                       2001             2000
    Endpaper loans, collateralized by restricted cash and by mortgages and contracts receivable. Interest is payable monthly at prime plus 2% to prime plus 3% (6.75% and 11.5% at December 31, 2001 and 2000,
       respectively) (1) ........................................................   $   14,501       $   14,523
    Line of credit, collateralized by certain inventory. Interest is payable monthly at LIBOR plus 4.5% (6.61% and 11.28% at December 31, 2001 and
       2000, respectively) (1) ..................................................       75,000           75,000
    Line of credit, collateralized by certain inventory. Interest is payable monthly at LIBOR plus 3.75% (5.86% and 10.53% at December 31, 2001 and
       2000, respectively) (1) ..................................................       19,165           19,165
    Lines of credit, collateralized by restricted cash and pre-sale and unseasoned mortgages and contracts receivable. Interest is payable

                                                                                             2001             2000
       monthly at a variable interest rate (8% and 9.5% at December 31, 2001 and 2000, respectively). Principal is due as the collateralized
       mortgages and contracts receivable become seasoned or January 2001 ........           8,960            8,960
    Lines of credit, collateralized by mortgages and contracts receivable.
       Interest is payable monthly at a variable interest rate (6.61% and
       10.63% at December 31, 2001 and 2000, respectively) (1) ...................           4,541            4,541
    Senior Credit Facility of $35.4 million with interest payable quarterly at the higher of the Federal Funds rate plus 2.5% or prime plus 2% (6.75%
       and 8.5% at December 31, 2001 and 2000, respectively); collateralized by
       specific mortgages receivable; due January 2001 ...........................          33,251           34,420
    Other notes payable and capital lease obligations subject to compromise ......           4,712            4,974
    9.25% Senior Notes, interest due May and November, principal due May 2006 ....         140,000          140,000
    9.75% Senior Subordinated Notes, interest due April and October and
       principal due October 2007 ................................................         200,000          200,000
    5.75% Convertible Subordinated Notes, interest payments due January and
       July, principal due January 2007 ..........................................         138,000          138,000
                                                                                        ----------       ----------
    Notes payable subject to compromise ..........................................         638,130          639,583
    Securitized notes, collateralized by restricted cash and certain mortgages receivable. Interest and principal is payable monthly at an average
       interest rate of 6.7% due 2014 ............................................          27,342           43,319
    Other notes payable and capital lease obligations ............................             663            1,273
                                                                                        ----------       ----------
    Notes payable ................................................................         666,135          684,175
    Notes payable subject to compromise ..........................................        (638,130)        (639,583)
                                                                                        ----------       ----------
    Total notes payable ..........................................................      $   28,005       $   44,592
                                                                                        ==========       ==========


(1) Subsequent to December 31, 2001 (as described in Note 32) certain debt obligations with Finova Capital were settled.

As a result of the Chapter 11 proceedings, none of the lines of credit or other facilities referred to above may be drawn upon or otherwise accessed. Substantially all of the Company's notes payable may be settled as a result of troubled debt restructurings and the confirmation of a plan of reorganization anticipated in 2002. The contractual maturities of indebtedness are as follows:

    Due in the year ending December 31:

    Contractual maturities for the period of May 31, 2000
      through December 31, 2001, unpaid due to bankruptcy
      proceedings .........................................       $   120,939
    2002 ..................................................             1,431
    2003 ..................................................               222
    2004 ..................................................            27,604
    2005 ..................................................                 -
    2006 ..................................................           140,000
    2007 and thereafter ...................................           375,939
                                                                  -----------

                                                                  $   666,135
                                                                  ===========

Note 22 - Off Balance Sheet Financing Arrangements

         Off balance sheet financing arrangements have been used to provide liquidity and improve cash flows for the Company. The Company does not expect the bankruptcy cases to significantly impact its off-balance sheet financing arrangements, although there has been a contractual change in the priority of distribution of principal and interest payments collected which impacted the value of the Company's retained interests in mortgages receivable sold. The discussion below describes qualifying special purpose entities and related financing transactions.

In order to obtain liquidity from its mortgages receivable, the Company securitized certain of those assets through entities that are intended to meet the accounting criteria for Qualifying Special Purpose Entities (Qualifying Entities). Among other criteria, a qualifying entity's activities must be restricted to passive investment in financial assets and issuance of beneficial interests in those assets. Under accounting principles generally accepted in the United States of America, entities meeting these criteria are not consolidated in the sponsor's financial statements. The Company sold selected financial assets to Qualifying Entities as described in Note 13 and below.

         In 1999 and 2000, the Company sold mortgages receivable to Qualifying Entities. The Qualifying Entities raised cash by issuing beneficial interests in the form of rights to cash flows from the mortgage receivable assets as collateral for borrowings under a line of credit or under promissory notes issued to third-party investors. The Company provides servicing for the transferred assets and collects a fee for those services as well as retaining 100% interest in the excess spread over the borrowing rate. Sales of mortgages receivable to the Qualifying Entities are made without recourse to the Company as to collectibility. All of the Qualifying Entities' assets serve as collateral for the obligations. The Company is not required to provide any guarantees or liquidity support for the Qualifying Entities. These Qualifying Entities are not consolidated in the accompanying financial statements. The transferred mortgages receivable and the obligations of the Qualifying Entities are not reflected on the consolidated balance sheets of the Company.

Conduit Facility - The Company established a Qualifying Entity that is the obligor on a $100 million Mortgages Receivable Conduit Facility. The Company sold undivided interests in mortgages receivable to the Qualifying Entity at 95% of face value without recourse to the Company as to collectibility. The Qualifying Entity financed those purchases through advances on the Conduit Facility collateralized by an undivided interest in the transferred mortgages receivable. A majority of the loans sold into the Conduit Facility were subsequently repurchased by the Company and sold into securitizations described below. The Company's retained interests in the mortgage loans transferred to the Qualifying Entity to secure its borrowings under the Conduit Facility were estimated to have a fair value of $0 as of December 31, 2001. It is estimated that the cash flow from the transferred mortgages receivable collateralizing advances under the Conduit Facility will be insufficient to enable the Qualifying Entity to repay principal and contractual interest on its obligations. As such, the Company currently expects no future cash flow from those mortgages receivable. Although there is no contractual requirement in the Conduit Facility agreement, as certain mortgages receivable defaults occurred, the Company transferred in 2000 a total of $3.6 million in new mortgages receivable without consideration. The Conduit Facility expired on December 17, 2001.

Securitization Transactions - The Company established Qualifying Entities to issue fixed rate notes payable collateralized by an undivided interest in transferred mortgages receivable. The Company retains 100% interest in the future cash flows generated by the sold mortgages receivable portfolios in excess of the cash required by the Qualifying Entities to fully repay principal and contractual interest on their obligations. Such excess cash is principally generated by the excess of the weighted average contractual interest received on the mortgage loans over the interest rates on the Qualifying Entities' notes. The notes contain a clean up call provision that allows the notes to be called and mortgages receivable to be transferred back to the Company when the remaining principal value of the notes reaches 10% of the original principal value.

The following summarizes the off-balance sheet mortgages receivable, net of mortgages considered delinquent, held by qualifying special purpose entities:

                                                            (Unaudited)
                                                    --------------------------
   December 31                                          2001           2000
   Conduit Obligor                                  $    43,154    $    54,602
   1999-A Securitization Obligor                         54,158         68,933
   1999-B Securitization Obligor                         38,248         48,776
                                                    -----------    -----------

                                                    $   135,560    $   172,311
                                                    ===========    ===========

The following summarizes the criteria for when mortgages are considered delinquent and the related percentages of delinquency:

                                                           (Unaudited)
                                                       Delinquency Criteria
                                                 -------------------------------
   December 31                                      Days     2001      2000
   Conduit Obligor ............................     120       23%       15%
   1999-A Securitization Obligor ..............     180       17%       10%
   1999-B Securitization Obligor ..............     180       15%       7%

The following summarizes the outstanding off-balance sheet obligations collateralized by the mortgages receivable held by qualifying special purpose entities:

                                                           (Unaudited)
                                                 -------------------------------
December 31                                         2001                 2000
Conduit Obligor ............................      $ 42,475             $ 52,140
1999-A Securitization Obligor ..............        46,031               63,044
1999-B Securitization Obligor ..............        30,429               40,733
                                                  --------             --------
                                                  $118,935             $155,917
                                                  ========             ========

At the time of the closings of the transactions described above, the Company received true sale legal opinions that were relied upon to determine the qualified status of these special purpose entities. Various accounting principles generally accepted in the United States of America specify the conditions that the Company must observe in not consolidating qualifying special purpose entities. Accounting for special purpose entities is under review by the FASB, and the off balance sheet status of the qualifying special purpose entities may change as a result of those reviews.

Note 23 - Segment Information

         Due to the Chapter 11 proceedings, the Company currently operates in three segments, North American Debtor Entities, North American Non-Debtor Entities and foreign entities. All of these segments operate in one industry segment that includes the development, marketing, sales, financing and management of vacation ownership resorts. The Company's areas of operation outside of North America include the United Kingdom, Japan, Italy, Spain, Portugal, Austria, Germany and France. The Company's management evaluates performance of each segment based on profit or loss from operations before income taxes not including extraordinary items and the cumulative effect of change in accounting principles. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see
Note 7). No single customer accounts for a significant amount of the Company's sales. Information about the Company's operations in different geographic locations is shown below:

                                           North America    North America                     Total
                                              Debtors        Non-Debtors      Foreign      Non-Debtors    Eliminations      Total
 2001
 Revenues from external
 customers ..............................    $ 140,310       $  41,404       $  90,733      $ 132,137      $       -      $ 272,447
 Interest expense .......................       20,190              16           3,800          3,816         (3,529)        20,477
 Depreciation and
 amortization expense ...................        9,129           3,650           5,649          9,299              -         18,428
 Income on investments in
 joint ventures .........................            -          (3,381)              -         (3,381)             -         (3,381)
 (Loss) income before income tax
 (benefit) provision and cumulative
 effect of accounting changes ...........      (78,911)          3,069           7,020         10,089              -        (68,822)
 Segment assets .........................      576,176          46,305         130,766        177,071        (89,756)       663,491
 Assets held for sale ...................       11,324               -               -              -              -         11,324
 Investment in joint ventures ...........          414          19,284               -         19,284              -         19,698
 Expenditures for additions
 to long-lived assets ...................          850               -           9,697          9,697              -         10,547
 Other non-cash profit & loss items:
 Reorganization expenses ................       49,654               -             696            696              -         50,350

 2000
 Revenues from external customers .......    $ 158,261       $  43,410       $  86,442      $ 129,852      $       -      $ 288,113
 Interest expense .......................       43,458              46           2,924          2,970         (3,680)        42,748
 Depreciation and amortization
 expense ................................       17,846           4,596           5,075          9,671              -         27,517
 Income on investments in joint
 ventures ...............................         (576)         (2,151)              -         (2,151)             -         (2,727)
 (Loss) income before income tax
 (benefit) provision and cumulative
 effect of accounting changes ...........     (335,680)        (20,394)           (363)       (20,757)             -       (356,437)
 Segment assets .........................      653,751          59,523         125,445        184,968       (103,609)       735,110
 Assets held for sale ...................       49,047               -               -              -              -         49,047
 Investment in joint ventures ...........        1,247          17,615               -         17,615              -         18,862
 Other non-cash profit & loss items:
 Restructuring costs ....................        6,040               -               -              -              -          6,040
 Reorganization expenses ................       75,858               -           2,130          2,130              -         77,988
 Impairment write down of assets ........       26,573          10,857               -         10,857              -         37,430
 Impairment loss on retained interests
 in mortgages receivable sold ...........       30,015               -               -              -              -         30,015

Note 24 - Employee Benefit Plans

The Company has established a qualified retirement plan (401(k) Plan), with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code of 1986, as amended. Subject to certain limitations, the 401(k) Plan allows participating employees to defer up to 15% of their eligible compensation on a pre-tax basis. The 401(k) Plan allows the Company to make discretionary matching contributions of up to 50% of employee contributions, though no such matching contributions were made during 2001 or 2000. During 2001, the Company received notification from the Department of Labor (DOL) that the Plan may have failed certain requirements under the applicable sections of the Internal Revenue Code. A final outcome of potential penalties and additional funding has not been determined. The Company does not believe the plan will lose its tax-exempt status.

The Company has a self-insured health plan which covers substantially all of its full time employees in the United States. The health plan uses employee and employer contributions to pay eligible claims. To supplement the plan, the Company has stop-loss insurance to cover individual claims in excess of $150,000. The Company has accrued for known claims that have been incurred but not reported.

Effective October 11, 2000, the Company implemented an employee retention plan for certain management and other key employees. The purpose of the plan was to encourage these employees to continue their employment with the Company during the Chapter 11 proceedings. The plan provided up to $3 million in retention bonuses for employees covered by the plan, subject to continued employment and the plan's eligibility and vesting requirements. Effective August 21, 2001, the Company amended its key employee retention plan. As of December 31, 2001 and 2000, $1.1 million and $0.5 million, respectively, had been accrued for retention bonuses and are included in reorganization expenses in the consolidated statements of operations. The Company paid $1.8 million in bonuses under the retention plan in 2001.

The Company terminated an Employee Stock Purchase Plan (ESPP) effective June 14, 2000. The ESPP had been established to assist eligible employees to acquire ownership in the Company and to encourage long-term employment with the Company. The Company had reserved 750,000 shares of common stock for the ESPP of which 111,410 shares had been issued prior to termination of the plan.

Note 25 - Income Taxes

The components of the provision (benefit) for income taxes are summarized as follows:

             Year Ended December 31                                                2001           2000
             Current:
                Federal ...................................................     $        -     $        -
                State .....................................................             50            152
                Foreign ...................................................          4,232         (1,264)
                                                                                ----------     ----------
             Total current provision (benefit) for income taxes ...........          4,282         (1,112)
                                                                                ----------     ----------

             Deferred:
                Federal ...................................................              -              -
                State .....................................................              -              -
                Foreign ...................................................         (1,565)         1,634
                                                                                ----------     ----------
             Total deferred (benefit) provision for income taxes ..........         (1,565)         1,634
                                                                                ----------     ----------
                                                                                $    2,717     $      522
                                                                                ==========     ==========

The reconciliation between the statutory provisi+on for income taxes and the actual provision for income taxes is shown as follows:

             Year Ended December 31                                                2001           2000
             Income tax at U.S. federal statutory rate ....................     $  (24,088)    $ (124,753)
             State tax, net of federal benefit ............................         (2,870)       (14,400)
             Non-deductible goodwill ......................................              -         17,265
             Bankruptcy expenses ..........................................         13,748          4,830
             Other nondeductible differences ..............................          6,941          1,770
             Change in valuation allowance ................................          8,986        115,810
                                                                                ----------     ----------

             Provision for income taxes                                         $    2,717     $      522
                                                                                ==========     ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax liabilities were as follows:

             As of December 31                                                     2001           2000
             Deferred tax assets:
              Allowances for losses .......................................     $   37,961     $   38,286
              Fixed assets ................................................         12,663         15,425
              Real estate and development cost adjustments ................         38,208         31,724
              Intangible assets ...........................................          8,753          9,743
              Capitalized interest ........................................          2,952          2,952
              Deferred profit .............................................         21,682         21,393
              Property impairment adjustments .............................          6,875         14,190

            As of December 31                                                       2001           2000
                Gains on mortgages sold ....................................        13,085         11,095
                Accrued liabilities ........................................        11,050          7,764
                Net operating loss carryover ...............................        90,257         91,937
                Foreign tax credit carryover ...............................         1,054          1,054
                Foreign net operating loss carryover .......................         8,209          7,738
                State net operating loss carryover .........................         7,499          7,690
                Foreign deferrals ..........................................         2,580          2,625
                Minimum tax credit carryover ...............................         3,574          3,574
                Other ......................................................         5,808          4,692
                                                                                ----------    -----------

              Total gross deferred tax assets ..............................       272,210        271,882
              Valuation allowance ..........................................      (171,141)      (162,024)
                                                                                ----------    -----------

              Total net deferred tax assets ................................       101,069        109,858
                                                                                ----------    -----------

              Deferred tax liabilities:
                Installment sales ..........................................       (92,647)      (101,763)
                Percentage of completion ...................................        (2,796)        (2,247)
                Foreign deferrals ..........................................           (70)        (1,634)
                Technology expenses ........................................        (5,847)        (5,848)
                                                                                ----------    -----------

              Total deferred tax liabilities ...............................      (101,360)      (111,492)
                                                                                ----------    -----------

              Net deferred tax liability ...................................    $     (291)   $    (1,634)
                                                                                ==========    ===========

At December 31, 2001, the Company had available approximately $257.9 million of unused federal net operating loss carryforwards and $187.5 million of unused state net operating loss carryforwards (the NOLs) that may be applied against future taxable income. These NOLs expire on various dates from 2004 through 2021. At December 31, 2001, the Company had available approximately $21.3 million of unused foreign net operating loss carryforwards that may be applied against future taxable income. These foreign NOLs expire on various dates.

As a result of the Company's Chapter 11 filings and uncertainties regarding its ability to generate sufficient taxable income to utilize its net operating loss carryforwards, the Company recorded a valuation allowance against the balance of its net deferred tax assets as of December 31, 2001.

Provision has not been made for taxes on approximately $37.8 million and $31.9 million of undistributed earnings of foreign subsidiaries as of December 31, 2001 and 2000, respectively. Those earnings have been and are expected to be reinvested in the foreign subsidiaries. These earnings could become subject to additional tax if they were remitted to the Company, or if the Company were to sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings.

Note 26 -Related Party Transactions

At December 31, 2001 and 2000, respectively, the Company had accrued $7.7 million and $6.2 million as net receivables from homeowners' associations at its various resorts, generally for management fees and other operating and maintenance expenses. Amounts payable to homeowners' associations consist primarily of maintenance fees for units owned by the Company. The net receivable due from homeowners' associations is included in due from related parties in the accompanying consolidated balance sheets.

At December 31, 2001 and 2000, the Company had notes receivable bearing interest at 12% of $2.2 million and $5.1 million, respectively, due from the Company's joint ventures in Poipu Point and Ka'anapali, Hawaii. The notes receivable consist primarily of certain reimbursable operating and development expenses for start-up and development activities.

The Company's management fee income of $21.0 million and $20.0 million is primarily received from the homeowners' associations of various properties owned by the Company or its joint ventures.

In October 2001, the Company entered into a contract with Westpac Resort Group LLC (Westpac), a company 60% owned by the Chief Operating Officer. Westpac arranges tours of vacation residences for potential customers. Management believes that the terms of the agreement are comparable to that of an arms-length transaction. In 2001, the Company paid $0.1 million to Westpac under this agreement, and management believes that amounts paid to Westpac during 2002 may range from $1.0 million to $2.0 million.

The Company is indebted to funds managed by a director of Sunterra and his associates which hold two issues of corporate bonds of Sunterra in an aggregate face amount of approximately $5.5 million.

Note 27 - Dispositions

Gains and losses on dispositions are included in reorganization expenses. A significant portion of the proceeds received on asset sales is held as restricted cash. The following table presents significant dispositions of assets during the years ended December 31, 2001 and 2000:

                                              Property                Date               Net         Gain
                                            Description               Sold            Proceeds      (Loss)
   2000 Dispositions
   Breckenridge Crossings ............         Resort              April 2000        $  8,845      $      -
   Sunterra Centre ...................    Office Building          August 2000          9,035          (290)
   Village at Steamboat ..............         Resort             November 2000         8,305           (92)

   2001 Dispositions
   Savoy on South Beach ..............         Resort             February 2001        17,582           149
   Northbay Receivables ..............  Mortgages Receivable        May 2001            1,329           135
   Greensprings Plantation ...........          Land                July 2001           2,406           528
   Ridge Spa & Racquet Club ..........         Resort            September 2001         1,119           (67)
   Napa Land .........................          Land             September 2001         2,964             1
   Harbour Lights ....................         Resort            September 2001         8,462           188
   Powhatan Campground ...............          Land              December 2001         2,073         1,172
   Gatlinburg Town Square ............         Resort             December 2001         3,672         1,576

Note 28 - Future Minimum Lease Payments

At December 31, 2001, $3.0 million of capital lease obligations and related accrued interest of $0.3 million are included in liabilities subject to compromise on the consolidated balance sheet. As more fully described in Note 32, terms of certain capital leases were modified subsequent to December 31, 2001.

Total rental expense under operating leases in 2001 and 2000 was $3.2 million and $8.9 million, respectively.

At December 31, 2001, future minimum lease payments on operating leases were as follows:

                                                             Operating
   Year Ending December 31                                    Leases
   2002 ................................................     $   3,146
   2003 ................................................         2,891
   2004 ................................................         2,432
   2005 ................................................         1,977
   2006 ................................................         1,901
   Thereafter ..........................................         1,409
                                                             ---------

   Total minimum lease payments ........................     $  13,756
                                                             =========

The Company may assume or reject executory contracts, including lease agreements, under the Bankruptcy Code. The Company has not completed its assessment of executory contracts to be rejected. Pursuant to the terms of the Proposed Plan, all unexpired leases not expressly assumed by the Debtor Entities will be deemed rejected as of the effective date of the Proposed Plan. As such, the summary of future minimum lease payments includes amounts for leases that may potentially be rejected.

Note 29 - Commitments and Contingencies

A lawsuit was filed in Florida in January 2000 against the Company and certain directors, officers and former officers of the Company that alleges violation of federal securities laws on behalf of persons who purchased the Company's common stock from October 4, 1998, through January 19, 2000, or from October 6, 1998, through January 19, 2000, and seeks recovery of unspecified damages. Subsequent to the filing of the bankruptcy petition, the plaintiffs filed an amended complaint, which excluded the Company, as any actions had been stayed as a result of the petition filing. The lawsuit was dismissed in March 2002 without prejudice and the plaintiffs have until July 3, 2002 to resubmit an amended complaint. If such complaint is filed, the Company may be included as a defendant.

In addition, the Company is currently subject to litigation and claims regarding employment, tort, contract, construction, sales taxes and commission disputes, among others. Much of such litigation and claims is prepetition and is stayed under the Company's Chapter 11 proceeding. In the judgment of management, none of such litigation or claims against the Company is likely to have a material adverse effect on the Company's financial statements or its business.

The Company owns a partnership interest in the Embassy Vacation Resort at Poipu Point, Koloa, Kauai, Hawaii. Under the terms of the partnership agreement, the Company could be required to purchase the other partners' interest. At December 31, 2001, the Company does not believe that the events requiring such purchase are likely to occur.

The Company has entered into employment contracts with certain key management employees that specify severance payments upon termination of the contracts. The Company is unable to determine the amount of severance payments that may eventually be payable under the terms of these employment contracts.

Note 30 - Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents and Restricted Cash - The carrying amount reported in the balance sheets for cash and cash equivalents and restricted cash approximates their fair value because of the short maturity of these instruments.

Retained Interests in Mortgages Receivable Sold - The carrying amount reported in the balance sheets for retained interests approximates fair value based on the assumptions disclosed in Note 13.

Mortgages and Contracts Receivable - The carrying amount reported in the balance sheets for mortgages and contracts receivable approximates fair value because the weighted average interest rate on the portfolio of mortgages and contracts receivable approximates current interest rates to be received on similar current mortgages and contracts receivable.

Notes Payable - The carrying amounts reported in the balance sheets for notes payable approximates their fair value because the interest rates on these instruments approximate current interest rates charged on similar current borrowings.

Note 31 - Stock Options

The Company accounts for stock options issued to employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. Under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss would have been $72.6 million and basic and diluted loss per share would have been $2.02 for the year ended December 31, 2001; and the Company's net loss would have been $378.5 million, and basic and diluted loss per share would have been $10.51 for the year ended December 31, 2000. As of December 31, 2001, 3,481,641 options were available for grant under the Company's equity participation plans. A summary of the Company's stock options for the years ended December 31, 2001 and 2000 is presented in the following table:

                                                               2001                             2000
                                                    ----------------------------   ------------------------------
                                                                    Weighted                         Weighted
                                                                     Average                          Average
                                                      Options     Exercise Price      Options      Exercise Price
   Outstanding options, beginning of year ........   3,251,004       $   10.94        5,097,898       $   12.57
   Granted .......................................           -               -                -               -
   Exercised .....................................           -               -                -               -
   Forfeited .....................................    (702,975)      $   10.66       (1,846,894)      $   10.73
                                                    ----------       ---------     ------------       ---------

   Outstanding options, end of year ..............   2,548,029       $   10.93        3,251,004       $   10.94
                                                    ==========       =========     ============       =========
   Exercisable at end of year ....................   2,315,329       $   12.79        2,259,455       $   10.98
                                                    ==========       =========     ============       =========

All stock options issued by the Company were issued to employees at exercise prices equal to fair market value of the Company's common stock on the grant date. The options range from three to five years for full maturity and the exercise prices range from $8.875 to $25.667.

Note 32 - Subsequent Events from January 1, 2002 through May 15, 2002

In January 2002, pursuant to an order of the Bankruptcy Court, the Company entered into an agreement (the Finova Agreement) with Finova Capital Corporation (Finova) that provides for payoff by the Company of various loans and financing facilities (Finova Loans) from Finova or its affiliates. Pursuant to the Finova Agreement, the Company paid, in cash and by application of restricted cash funds, $100 million (determined after giving effect to a prior release to Finova of $5 million held by Finova as cash collateral) and Finova returned collateral securing the Finova Loans. The payment to Finova represented a discount of $27.0 million from the principal amount of the Finova Loans and the Company recorded that amount in 2002 as an extraordinary gain on settlement of debt. Pursuant to the Finova Agreement, the Company and Finova released the other parties from liabilities and obligations relating to the Finova Loans and certain other matters, including those that were the subject of pending litigation between the parties. The Company obtained a portion of the funds to pay the Finova Loans from term loans under the Replacement DIP Facility and paid a fee of $13.4 million to its replacement DIP lender.

In January 2002, the Company entered into an amendment (the DIP Facility Amendment) amending the Replacement DIP Facility agreement among the Debtor Entities. The DIP Facility Amendment increased, subject to certain conditions, the amounts that may be borrowed by the Debtor Entities thereunder, changed the maturity date of the loans under the Replacement DIP Facility from June 30 to April 30, 2002 (subject to the ability of the Debtor Entities to extend such date to June 30, 2002 upon meeting certain requirements), changed certain of the covenants of the Debtor Entities and added additional covenants, required the Debtor Entities to obtain by April 30, 2002 a commitment for financing for emergence from the Chapter 11 proceedings and provided for the payment of certain additional fees to Greenwich (including fees payable in connection with the payment of the Finova Loans discussed above). On May 9, 2002, pursuant to an order of the Bankruptcy Court, the Company entered into the Second Amendment to the Replacement DIP Facility (the Second Amendment). Among other things, the Second Amendment changes the maturity date of the loans under the Replacement DIP Facility from April 30, 2002 to June 30, 2002 (subject to the ability of the Debtor Entities to extend such date to July 31, 2002 upon meeting certain requirements), and provides a mechanism whereby Greenwich is given certain rights to match exit financing proposals the Company may obtain from third parties.

On May 15, 2002, the Company received a binding commitment, subject to certain execution conditions and approval by the Bankruptcy Court for a senior secured exit credit facility (the Exit Financing Facility) in an aggregate principal amount of $300 million. The proceeds of the Exit Financing Facility are to be used to pay allowed claims payable in connection with consummation of the Proposed Plan, provide mortgage receivable and other working capital financing to the Company, and to pay fees and expenses related to the Exit Financing Facility.

In March 2002, the Company announced a plan for an organizational restructuring and relocation of its North American operations and the Company's global corporate management team to Las Vegas, Nevada before the end of 2002. As a result of the restructuring, the Company expects to incur approximately $1.0 million in employee severance and other costs. It has not been currently determined which members of the Company's senior management team will remain with the Company after the relocation.

In March 2002, the Company sold its operations in Japan to the local Japanese management group for $0.3 million in cash and assumption of certain liabilities resulting in no material gains or losses. These assets were included in assets held for sale at December 31, 2001.

Lease agreements relating to a 1999 sale-leaseback transaction, payments on which were suspended as a result of the bankruptcy proceedings, were amended subsequent to December 31, 2001. As a result of the amendments, the minimum lease terms have been extended from November 2002 to April 2004, and the Company's payment obligations have been reduced by $1.2 million.

Note 33 - Subsequent Events from May 16, 2002 through June 20, 2002

The Company's Plan of Reorganization provides for treatment of seventeen classes of different claims. Among the various agreements reached by the Debtors as part of the Plan were agreements dated June 19, 2002 with two senior secured lenders, the Bank of America Bank Group (comprised of Bank of America, Societe Generale and Oaktree Capital Management) and Oaktree Capital Management, separately representing approximately $37 million and $11 million in secured claims, respectively. Oaktree Capital Management holds a 50% interest in the Bank of America Bank Group claim. The settlement with Oaktree Capital Management contemplates a payoff and mutual release of all claims held by Oaktree Capital Management, totaling approximately $29 million, for $22.5 million. The settlement reached with the remaining Bank of America Bank Group contemplates issuance of a new note for $11.5 million. The terms of this note include, among other things, a secured interest in the cash flows of selected mortgages receivable, a five-year amortization period and an interest rate of prime plus 2%.

The Plan received the requisite votes of creditor interests, and the Bankruptcy Court confirmed the Plan after a hearing held on June 20, 2002. Under the Plan, on the effective date thereof (the "Plan Effective Date"), holders of secured and administrative claims will generally be paid in full in cash (or in certain cases by the delivery of collateral or other property agreed to by the applicable parties), the principal unsecured creditors will receive common stock of the Company as reorganized and holders of certain junior subordinated bonds will receive common stock and warrants to purchase common stock. Certain of the unsecured creditors will also receive non-transferable beneficial interests in a trust to be established for purposes of pursuing certain claims against third parties. Holders of common stock and options or other rights to acquire common stock will not receive any payments in respect of such stock, options or rights, and such stock, options and rights will be cancelled as of the Plan Effective Date. The principal remaining business condition to effectiveness of the Plan is the negotiation and closing of necessary exit financing.