Form 10-Q
period 2002-03-31
SUNTERRA CORP
filed 2002-08-14
CIK 1016577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____ to ____

                                    000-21193
                             Commission File Number
                       ----------------------------------

                              SUNTERRA CORPORATION
             (Exact name of registrant as specified in its charter)


           Maryland                                             95-4582157
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                             1781 Park Center Drive
                             Orlando, Florida 32835
                                 (407) 532-1000
          (Address of principal executive offices, including zip code)

                                 (407) 532-1000
              (Registrant's telephone number, including area code)

                                WWW.SUNTERRA.COM
                                ----------------
                         (Registrant's Website Address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a bankruptcy court. [X] Yes [ ] No

     Number of shares of the registrant's common stock, par value $0.01 per share outstanding at August 9, 2002: 18,055,077.

                              SUNTERRA CORPORATION

                                      INDEX
                                                                                 PAGE
  ITEM                                                                          NUMBER
         Safe Harbor Statement - Cautionary  Notice  Regarding Forward-            3
         Looking Statements

         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Statements of Operations for the three
         months ended March 31, 2002 and 2001 (Unaudited)                          4
         Condensed Consolidated Balance Sheets as of March 31, 2002 and
         December 31, 2001 (Unaudited)                                             5
         Condensed Consolidated Statements of Cash Flows for the three
         months ended March 31, 2002 and 2001 (Unaudited)                          6
         Notes to the Condensed Consolidated Financial Statements (Unaudited)      7
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                     12
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
                                                                                   16
         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                         16
Item 2.  Changes in Securities and Use of Proceeds                                 16
Item 6.  Exhibits and Reports on Form 8-K                                          16
Signatures                                                                         17

 Safe Harbor Statement - CAUTIONARY Notice Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular statements about our plans, objectives, expectations and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". You can identify these statements by forward-looking words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek" and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2001 under the headings "Business-Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in that report and herein and relate, without limitation, to matters arising from the emergence of the Company and certain of its subsidiaries as debtors from proceedings under Chapter 11 of the Bankruptcy Code. Any or all of these factors could cause our actual results and financial or legal status to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    SUNTERRA CORPORATION AND SUBSIDIARIES
                                  (DEBTOR-IN-POSSESSION SINCE MAY 31, 2000)
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  Three Months Ended March 31, 2002 and 2001
                                 (Amounts in thousands except per share data)
                                                 (Unaudited)
                                                                                     2002             2001
                                                                                     ----             ----
Revenues:
Vacation Interest sales .......................................................  $    35,067      $   40,034
Vacation Interest lease revenue ...............................................        2,300           2,732
Club Sunterra membership fees .................................................        1,775           1,428
Resort rental income ..........................................................        3,440           3,621
Management fees ...............................................................        5,226           5,747
Interest income ...............................................................        6,975           7,442
Other income ..................................................................        3,992           5,125
                                                                                 -----------      ----------
Total revenues ................................................................       58,775          66,129
                                                                                 -----------      ----------

Costs and Operating Expenses:
Vacation Interests cost of sales ..............................................        7,870           8,536
Advertising, sales and marketing ..............................................       23,488          24,760
Maintenance fee and subsidy expense ...........................................        2,798           2,893
Provision for doubtful accounts and loan losses ...............................        1,330           3,605
Loan portfolio expenses .......................................................        3,284           2,222
General and administrative ....................................................       18,567          15,197
Depreciation and amortization .................................................        3,392           4,317
Reorganization costs, net .....................................................       (6,961)          7,352
                                                                                 -----------      ----------
Total costs and operating expenses ............................................       53,768          68,882
                                                                                 -----------      ----------

Income (loss) from operations .................................................        5,007          (2,753)
Interest expense (contractual interest of $14,698 and $14,217, net of unaccrued interest of $10,100 and $10,100 and capitalized interest of $117 and $8
    for the three months ended March 31, 2002 and 2001, respectively) .........       (4,481)         (4,109)
Income on investment in joint ventures ........................................          876             964
                                                                                 -----------      ----------
Income (loss) before provision for income taxes ...............................        1,402          (5,898)
Provision (benefit) for income taxes ..........................................          510             (99)
                                                                                 -----------      ----------
Net income (loss) .............................................................  $       892      $   (5,799)
                                                                                 ===========      ==========
Income (loss) per share:
Basic and diluted: ............................................................  $      0.02      $    (0.16)
Weighted average number of common shares outstanding ..........................       36,025          36,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     SUNTERRA CORPORATION AND SUBSIDIARIES
                                   (DEBTOR-IN-POSSESSION SINCE MAY 31, 2000)
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Amounts in thousands except per share data)
                                                  (Unaudited)
                                                                                   March 31,      December 31,
                                                                                     2002             2001
                                                                                     ----             ----
ASSETS
Cash and cash equivalents .................................................     $     28,751      $    27,207
Cash in escrow and restricted cash ........................................           64,111           99,354
Mortgages and contracts receivable, net of an allowance of $33,888
    and $36,206 at March 31, 2002 and December 31, 2001, respectively .....          172,578          176,036
Retained interests in mortgages receivable sold ...........................           16,218           15,974
Due from related parties ..................................................            9,389            9,902
Other receivables, net ....................................................           15,041           13,013
Prepaid expenses and other assets .........................................           26,025           18,747
Assets held for sale ......................................................           11,666           11,324
Investment in joint ventures ..............................................           20,045           19,698
Real estate and development costs, net ....................................          175,689          180,087
Property and equipment, net ...............................................           65,718           67,431
Intangible and other assets, net ..........................................           22,968           24,718
                                                                                ------------      -----------
Total assets ..............................................................     $    628,199      $   663,491
                                                                                ============      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Borrowings under debtor-in-possession financing agreement .................     $    147,020      $    68,311
Accounts payable ..........................................................           18,442           16,695
Accrued liabilities .......................................................           92,235           86,939
Deferred revenue ..........................................................           96,751           86,134
Deferred tax liability ....................................................               --              291
Notes payable .............................................................           23,668           28,005
Liabilities subject to compromise .........................................          586,626          712,866
                                                                                ------------      -----------
Total liabilities .........................................................          964,742          999,241
                                                                                ------------      -----------

Commitments and contingencies

Stockholders' deficiency
Preferred stock (25,000 shares authorized; none issued or outstanding).....               --               --
Common stock ($0.01 par value, 50,000 shares authorized;
    36,025 outstanding at March 31, 2002 and December 31, 2001) ...........              360              360
Additional paid-in capital ................................................          164,607          164,607
Accumulated deficit .......................................................         (490,389)        (491,281)
Accumulated other comprehensive loss ......................................          (11,121)          (9,436)
                                                                                ------------      -----------
Total stockholders' deficiency ............................................         (336,543)        (335,750)
                                                                                ------------      -----------
Total liabilities and stockholders' deficiency ............................     $    628,199      $   663,491
                                                                                ============      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      SUNTERRA CORPORATION AND SUBSIDIARIES
                                    (DEBTOR-IN-POSSESSION SINCE MAY 31, 2000)
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Three months ended March 31, 2002 and 2001
                                              (Amounts in thousands)
                                                   (Unaudited)
                                                                                         2002             2001
                                                                                         ----             ----
Operating activities:
   Net income (loss) .........................................................       $       892      $   (5,799)
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
   Depreciation and amortization .............................................             3,392           4,317
   Provision for doubtful accounts and loan losses ...........................             1,330           3,605
   Amortization of capitalized loan origination costs ........................               159             622
   Amortization of capitalized financing costs ...............................             1,140             269
   Discount on settlement of debt.............................................           (26,874)             --
   Income on investment in joint ventures ....................................              (876)           (964)
   Gain on sales of property and equipment ...................................            (1,517)           (112)
   Deferred income taxes .....................................................              (220)            (20)
   Change in retained interests in mortgages receivable sold .................              (408)           (467)
Changes in operating assets and liabilities:
   Cash in escrow and restricted cash ........................................            32,197         (33,358)
   Mortgages and contracts receivable ........................................             2,682             670
   Due from related parties ..................................................               513            (165)
   Other receivables, net ....................................................            (1,608)          6,016
   Prepaid expenses and other assets .........................................            (7,403)         (2,986)
   Real estate and development costs .........................................             4,686          12,350
   Deferred revenue ..........................................................            10,617          11,103
   Liabilities not subject to compromise:
     Accounts payable ........................................................             2,348            (530)
     Accrued liabilities .....................................................             6,236          (5,349)
   Liabilities subject to compromise .........................................               628           3,358
                                                                                     -----------      ----------

         Net cash provided by (used in) operating activities .................            27,914          (7,440)

Investing activities:
   Proceeds from sale of assets ..............................................               531          17,594
   Capital expenditures ......................................................            (1,226)           (694)
   Increase in intangible and other assets ...................................              (182)           (150)
   Investment in joint ventures ..............................................               529             584
                                                                                     -----------      ----------

         Net cash (used in) provided by investing activities .................              (348)         17,334
                                                                                     ------------     ----------


Financing activities:
   Borrowings under debtor-in-possession financing agreement .................            78,895              --
   Proceeds from notes payable ...............................................                --           3,012
   Payments on debtor-in-possession financing agreement ......................              (186)             --
   Payments on notes payable and mortgage-backed securities ..................            (4,337)         (4,511)
   Payment of accrued interest in settlement of pre-petition debt ............           (13,484)             --
   Payments on credit line facilities ........................................           (86,339)             --
                                                                                     -----------      ----------

         Net cash used in financing activities ...............................           (25,451)         (1,499)
                                                                                     -----------      ----------
Effect of changes in exchange rates on cash and cash equivalents .............              (571)         (9,738)
                                                                                     -----------      ----------
Net increase (decrease) in cash and cash equivalents .........................             1,544          (1,343)
Cash and cash equivalents, beginning of period ...............................            27,207          21,062
                                                                                     -----------      ----------

Cash and cash equivalents, end of period .....................................       $    28,751      $   19,719
                                                                                     ===========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest, net of capitalized interest .......................       $     2,535      $    2,017
   Cash paid for taxes, net of tax refunds ...................................       $     2,874      $     (672)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SUNTERRA CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except share amounts)
                                   (Unaudited)

Note 1 - Background and Basis of Presentation

The operations of Sunterra Corporation (Sunterra) and its wholly owned subsidiaries consist of (i) marketing and selling vacation ownership interests at its locations and off-site sales centers, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity (Vacation Intervals), and vacation points which may be redeemed for occupancy rights, for varying lengths of stay, at participating resort locations (Vacation Points, and together with Vacation Intervals, Vacation Interests), both of which generally include a deeded, fee-simple interest in a particular unit, (ii) leasing Vacation Intervals at certain Caribbean locations, (iii) acquiring, developing, and operating vacation ownership resorts, (iv) providing consumer financing to individual purchasers for the purchase of Vacation Interests at its resort locations and off-site sales centers, and (v) providing resort rental management and maintenance services for which the Company (defined below) receives fees paid by the resorts' homeowners' associations.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

These statements should be read in conjunction with the audited financial statements and footnotes included in the Company's 2001 Annual Report on Form 10-K. Accounting policies used in preparing these financial statements are the same as those described in such Form 10-K, unless otherwise noted herein.

As of December 31, 2001, the Company's consolidated stockholders' deficiency of $335.8 million, its status as a debtor-in-possession operating under Chapter 11 Bankruptcy Court protection, the lack of approval of the proposed plan of reorganization, and the Company's lack of binding commitments for exit and post emergence working capital financing gave rise to substantial doubt about the Company's ability to continue as a going concern. As further described in Note 12 below, in June and July of 2002, the Company's reorganization plan was confirmed by the Bankruptcy Court, the Company successfully obtained exit and working capital financing and emerged from Chapter 11. Accordingly, management believes that the restructuring of the Company's business and its capital structure have provided it the ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business.

As a result of the emergence of the Company from Chapter 11 (defined below) as discussed in Notes 2 and 12, adjustments will be recorded to state assets and liabilities at fair value in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). These financial statements do not include any adjustments that will result from the resolution of the Chapter 11 Cases (defined below) or other matters discussed in the accompanying notes. In connection with its emergence from bankruptcy, the Company will adopt the fresh start accounting provisions of SOP 90-7 in the third quarter of 2002, which will result in the revaluation of assets and liabilities to reflect the provisions of the Plan (defined below). Management believes this adoption will change materially the amounts currently recorded in these financial statements. The accompanying condensed consolidated financial statements do not reflect any adjustments that will be recorded as a result of the Company's emergence from Chapter 11.

Note 2 - Reorganization of the Business Under Chapter 11

On May 31, 2000 (the Petition Date), Sunterra Corporation and 36 of its wholly owned subsidiaries each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11) in the United States Bankruptcy Court for the District of Maryland (Baltimore Division) (the Bankruptcy Court). Two additional subsidiaries subsequently filed voluntary petitions under Chapter 11 of the Bankruptcy Code. The bankruptcy cases of Sunterra Corporation and its subsidiaries that filed for relief under the Bankruptcy Code were jointly administered. These entities were operated as debtors-in-possession (the Debtor Entities) in accordance with the provisions of the Bankruptcy Code. Sunterra Corporation's subsidiaries that did not file voluntary petitions for relief under Chapter 11 (the Non-Debtor Entities, and collectively with the Debtor Entities, the Company) continued to operate their respective businesses outside the protection of the Bankruptcy Code.

Under Chapter 11, actions to enforce certain claims against the Debtor Entities are generally stayed if such claims arose, or are based on events that occurred, before the Petition Date. Such liabilities are reflected in the accompanying condensed consolidated balance sheets as liabilities subject to compromise, as presented below:

                                                    March 31,       December 31,
                                                       2002             2001
                                                       ----             ----

Secured obligations (see note 7).................  $    46,917      $   160,130
Subordinated debt................................      478,000          478,000
                                                   -----------      -----------

Subtotal - notes payable subject to compromise...      524,917          638,130

Accounts payable.................................       31,955           31,982
Accrued interest.................................       15,044           27,267
Accrued expenses and other liabilities...........       14,710           15,487
                                                   -----------      -----------

                                                   $   586,626      $   712,866
                                                   ===========      ===========

Plan of Reorganization

On January 31, 2002, the Debtor Entities filed a joint plan of reorganization (as amended on February 20, 2002, April 19, 2002, April 26, 2002 and May 9, 2002, the Proposed Plan) and accompanying disclosure statements with the Bankruptcy Court. As discussed in Note 12, the Bankruptcy Court confirmed the Proposed Plan (the Plan) by an order entered by the Bankruptcy Court on June 21, 2002. The conditions to the effectiveness of the Plan were fulfilled on July 29, 2002 as discussed in Note 12.

The Plan provides for (i) payment in full of allowed administrative and fee claims (which include, among other things, assumed contracts, professional fees and indenture trustee fees and expenses), debtor-in-possession lender claims and priority taxes; and (ii) settlement and resolution of all other claims against the Debtor Entities as of the Petition Date. The Plan provides for distributions to creditors of: (i) cash, (ii) new debt securities, (iii) shares of common stock of the reorganized Company (New Sunterra Stock), and (iv) warrants for the purchase of New Sunterra Stock. Certain of the unsecured creditors will also receive non-transferable beneficial interests in a trust to be established for purposes of pursuing certain claims against third parties. The Plan set forth post-reorganization debt of the Debtor Entities of $220 million, issuance of approximately 20 million shares of New Sunterra Stock and issuance of warrants to purchase 600,000 shares of New Sunterra Stock. Pursuant to the terms of the Plan, the Debtor Entities are deemed substantively consolidated and treated as a single entity to eliminate: (i) cross-corporate guaranties by one Debtor Entity of another Debtor Entity, (ii) duplicate claims against more than one Debtor Entity, and (iii) intercompany claims among the substantively consolidated Debtor Entities. As a result of the substantive consolidation, each claim filed against one of the Debtor Entities is deemed to be filed against all of the debtors as a single entity. The consolidated assets create a single fund from which all claims against the consolidated Debtor Entities will be satisfied.

Under the Bankruptcy Code, pre-petition liabilities and creditors must be satisfied before stockholders may receive any distribution. The ultimate recovery of stockholders, if any, is determined and set forth in a plan of reorganization where the fair value of the debtor's assets is compared to the liabilities and claims against the debtor's to determine the equity value of the reorganized company. An equity value of $305 million was used for purposes of estimating claim recoveries and implementing the Plan. The Plan provided for no distributions to the holders of the Company's common stock, and all then outstanding shares of such common stock were canceled as of the effective date of the Plan on July 29, 2002.

Note 3 - New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and certain other intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed at least on an annual basis for impairment. The amortization of goodwill and certain other intangible assets with indefinite useful lives ceased upon adoption of SFAS No. 142, which occurred on January 1, 2002. In accordance with disclosure requirements SFAS No. 142, amortization expense for goodwill and net loss and net loss per share assuming the Company had adopted SFAS No. 142 during the three months ended March 31, 2001 are $0.4 million, $5.4 million and $0.15 per share, respectively.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is applicable for fiscal years beginning after June 15, 2002. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The adoption of SFAS No. 143 will occur with the implementation of fresh start accounting as of July 31, 2002 and is not expected to have a material impact on the accompanying condensed consolidated financial statements.

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is applicable for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of APB Opinion 30, Reporting the Results of Operations. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the accompanying condensed consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. The Company has adopted SFAS No. 145 in 2002 and classified the net gain on settlement of debt (Note 7) as a component of reorganization expenses on the accompanying condensed consolidated financial statements.

In June 2002, the Financial Accounting Standards Board (FASB) has issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 will occur with the implementation of fresh start accounting as of July 31, 2002. Management does not anticipate the adoption of this statement to have a material impact on the Company's results of operations.

Note 4 - Mortgages and Contracts Receivable

The following summarizes the Company's total mortgages and contracts receivable:

                                                     March 31,      December 31,
                                                       2002            2001
                                                       ----            ----

Mortgages and contracts receivable...............   $   203,057    $   209,022
Deferred loan origination costs, net.............         3,409          3,220
                                                   ------------    -----------

Mortgages and contracts receivable, gross........       206,466        212,242
Less allowance for loan and contract losses......       (33,888)       (36,206)
                                                   ------------    -----------

Mortgages and contracts receivable, net..........   $   172,578    $   176,036
                                                   ============    ===========

Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is as follows:

                                                 Three months     Three months
                                                ended March 31,  ended March 31,
                                                     2002             2001
                                                     ----             ----

   Balance, beginning of period ................ $    36,206       $    37,326
   Provision for loan and contract losses ......       1,120             2,740
   Receivables charged off, net ................      (3,438)           (3,125)
                                                 -----------       -----------

   Balance, end of period ...................... $    33,888       $    36,941
                                                 ===========       ===========

Note 5 - Real Estate and Development Costs

Real estate and development costs consist of the following:

                                                    March 31,      December 31,
                                                      2002             2001
                                                      ----             ----
 Land .............................................$   53,876       $   53,876
 Development costs ................................   441,053          458,193
 Capitalized interest .............................    20,194           20,234
                                                   ----------       ----------
                                                      515,123          532,303
 Interests recoverable under defaulted mortgages ..    18,881           20,126
 Less accumulated vacation interest cost of sales .  (358,315)        (372,342)
                                                   ----------       ----------
 Net real estate and development costs ............$  175,689       $  180,087
                                                   ==========       ==========

Note 6 - Reorganization Costs

Reorganization costs are comprised of expenses and losses offset by income and gains that were realized or incurred by the Company as a result of reorganization under Chapter 11 and are expensed as incurred. These items have been segregated from normal operating costs and consist of the following:

                                                   Three months ended March 31:
                                                      2002             2001
                                                      ----             ----
Professional fees..................................$    6,373      $    6,898
Employee retention and severance programs..........       741             369
Net gains on asset sales...........................    (1,517)           (112)
Other..............................................     1,120             559
Gain on settlement of debt (Note 7)................   (13,615)             --
Interest income....................................       (63)           (362)
                                                   ----------      ----------
                                                   $   (6,961)     $    7,352
                                                   ==========      ==========

Note 7 - Gain on Settlement of Debt

In January 2002, pursuant to an order of the Bankruptcy Court, the Company entered into an agreement (the Finova Agreement) with Finova Capital Corporation (Finova) that provided for payment by the Company of various loans and financing facilities (Finova Loans) from Finova or its affiliates. Pursuant to the Finova Agreement, the Company paid, in cash and by application of other funds, $100 million (determined after giving effect to a prior release to Finova of $5 million held by Finova as cash collateral) and Finova returned collateral securing the Finova Loans. The payment to Finova represented a discount of $27.0 million from the principal amount of the Finova Loans. Pursuant to the Finova Agreement, the Company and Finova each released the other parties from liabilities and obligations relating to the Finova Loans and certain other matters, including those that were the subject of pending litigation between the parties. The Company obtained a portion of the funds to pay the Finova Loans from term loans under its debtor-in-possession (DIP) financing facility and paid a brokerage fee of $13.4 million to its DIP lender for negotiating the settlement with Finova. The Company recorded a net gain on settlement of debt of $13.6 million, which is included as an offset to reorganization costs.

Note 8 - Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. The reconciliation of net income (loss) to comprehensive net loss is as follows:


Three months ended March 31:
                                                      2002             2001
                                                      ----             ----
Net income (loss) .................................$      892      $   (5,799)
Unrealized (loss) gain on available for sale
securities.........................................      (163)            305
Foreign currency translation adjustments ..........    (1,522)         (2,868)
                                                   -----------     ----------
Total comprehensive loss ..........................$     (793)     $   (8,362)
                                                   ===========     ==========

Note 9 -  Segment and Geographic Information

Due to the Chapter 11 proceedings, the Company operates in three segments, North American Debtor Entities, North American Non-Debtor Entities and foreign entities. All of these segments operate in one industry segment that includes the development, marketing, sales, financing and management of vacation ownership resorts. The Company's areas of operation outside of North America include the United Kingdom, Japan, Italy, Spain, Portugal, Austria, Germany and France. The Company's management evaluates performance of each segment based on profit or loss from operations before income taxes not including extraordinary items and the cumulative effect of change in accounting principles. Information about the Company's operations in different geographic locations or segments is shown below:

                                    North       North
                                   America     America                   Total
                                   Debtors    Non-Debtors   Foreign   Non-Debtors    Total
Three  months  ended  March 31,
2002
Revenues from external
customers.....................    $  29,422   $  10,950   $  18,403   $  29,353    $ 58,775
(Loss) income before income
  tax (benefit) provision ....       (2,086)      1,426       2,062       3,488       1,402
Segment assets................      526,298      35,625      66,276     101,901     628,199

Three months ended March 31,
  2001
Revenues from external
customers.....................    $  37,897   $  10,972   $  17,260   $  28,232    $ 66,129
(Loss) income before income
  tax (benefit) provision ....       (9,912)      3,309         705       4,014      (5,898)
Segment assets................      648,013      21,448      57,990      79,438     727,451

Note 10 - Commitments and Contingencies

A lawsuit was filed in Florida in January 2000 against the Company and certain directors, officers and former officers of the Company that alleges violation of federal securities laws on behalf of persons who purchased the Company's common stock from October 4, 1998, through January 19, 2000, or from October 6, 1998, through January 19, 2000, and seeks recovery of unspecified damages. Subsequent to the filing of the bankruptcy petition, the plaintiffs filed an amended complaint, which excluded the Company, as any actions had been stayed as a result of the petition filing. The lawsuit was dismissed in March 2002 without prejudice to the plaintiffs. On July 3, 2002 the plaintiffs filed a second consolidated amended class action complaint with the Court. The Company was not named as a defendant in this amended complaint. The action is currently pending in the Court. The Company believes that, pursuant to the discharge granted under the Bankruptcy Code, Debtor Entities cannot be held liable to the plaintiffs if the Debtors are named in the lawsuit. However, certain indemnity rights may be owed by the Debtor Entities to the defendant officers and directors if a judgment is rendered against them.

We are also currently subject to litigation and claims regarding employment, tort, contract, construction, sales taxes and commission disputes, among others. Much of such litigation and claims is pre-petition and is stayed under the Company's Chapter 11 proceeding. In our judgment, none of such litigation or claims against the Company is likely to have a material adverse effect on the Company's financial statements or its business.

Note 11 - Related Party Transaction

In October 2001, the Company entered into a contract with Westpac Resort Group LLC (Westpac), a company 60% owned by the Chief Operating Officer. Westpac arranges tours of vacation residences for potential customers. Management believes that the terms of the agreement are comparable to that of an arms-length transaction. Total payments to Westpac under this agreement were $0.1 million for the three months ended March 31, 2002.

Note 12 - Subsequent Events

On June 21, 2002, the Bankruptcy Court entered an order confirming the Company's proposed plan of reorganization. According to the terms of the Plan, the Plan becomes effective when certain conditions, as set forth in the Plan, are either satisfied or waived by the Official Committee of Unsecured Creditors. One of these conditions includes the Debtor Entities' obtaining a binding commitment for a credit facility in an amount sufficient to pay all outstanding obligations under the DIP facility, allowed administrative claims, allowed professional fee claims and other cash amounts required to be paid under the Plan. Additionally, the Debtor Entities must obtain a binding commitment for a financing facility available to finance mortgages and contracts receivable.

On July 29, 2002, the Company entered into an agreement for a $300 million senior secured exit and working capital credit facility (the Exit Financing Facility) and the Company emerged from Chapter 11. The proceeds of the Exit Financing Facility were or are to be used to pay amounts payable in connection with consummation of the Plan, provide mortgage receivable and other working capital financing to the Company and to pay fees and expenses related to the Exit Financing Facility. A portion of proceeds from the initial funding drawn on the Exit Financing Facility was used to pay off amounts outstanding under the Debtor Entities' DIP facility.

Under the terms of the Exit Financing Facility, the Company obtained a two-year senior asset-based non-amortizing revolving credit facility in the amount of $300 million. The availability of borrowings under the Exit Financing Facility is based on the amount of eligible mortgages receivable, the value of eligible vacation interests inventory and the value of certain real property and other assets. The Exit Financing Facility is secured by a first priority lien on the mortgages receivable and vacation interests inventory, as well as certain real property and other assets of the Company, subject to certain exceptions. Borrowings under the Exit Financing Facility bear interest at an annual rate equal to one month LIBOR plus 3%, 5%, or 7%, depending on the type of asset collateralizing various advances. In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of the Exit Financing Facility, the Company issued a warrant exercisable for 1,190,148 shares of new common stock at an exercise price of $15.25 per share (the deemed value of the shares for purposes of the Plan), subject to adjustment under certain anti-dilution provisions of the warrant and will pay an unused commitment fee of 0.25% per annum on the excess availability under the credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying unaudited condensed consolidated financial statements set forth certain data with respect to the financial position, results of operation, and cash flows of the Company which should be read in conjunction with the following discussion and analysis. The terms "Company," "we," "our," and "us" refer to Sunterra Corporation and its subsidiaries. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those contained in our Annual Report on Form 10-K for the year ended December 31, 2001 under the headings "Business-Risk Factors"and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in that report. See the Safe Harbor Statement at the beginning of this report.

Overview

We are a vacation ownership (timeshare) company with resort locations in North America, Europe, the Caribbean, Hawaii and Latin America and approximately 250,000 owner families. Our operations consist of:

o marketing and selling to the public at our resort locations and off-site sales centers: (1) vacation ownership interests which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity, which we refer to as "Vacation Intervals," and (2) vacation points which may be redeemed for occupancy rights for varying lengths of stay at participating resort locations, which we refer to as "Vacation Points;"

o    leasing Vacation Intervals at certain Caribbean locations;

o    acquiring, developing and operating vacation ownership resorts;

o    operating our Club Sunterra membership program;

o providing consumer financing to individual purchasers for the purchase of Vacation Intervals and Vacation Points, at our resort locations and off-site sales centers, and;

o providing resort rental, management, maintenance and collection services for which we receive fees paid by the resorts' homeowners' associations.

Reorganization Under Chapter 11

As a result of defaults on our senior unsecured notes and our secured credit facilities, on May 31, 2000 we determined to seek protection under Chapter 11 of the Bankruptcy Code in order to restructure existing debt and maximize existing cash. On that date we filed voluntary petitions for relief in the Bankruptcy Court under Chapter 11 of the Bankruptcy Code.

Following a hearing on June 20, 2002, the Bankruptcy Court entered an order on June 21, 2002 confirming our Plan of Reorganization filed on January 31, 2002 (as amended on February 20, 2002, April 19, 2002, April 26, 2002 and May 9,
2002), as amended (the Plan). We subsequently fulfilled the conditions to the effectiveness of the Plan and on July 29, 2002 the Plan became effective. See
Note 2 to the accompanying unaudited condensed consolidated financial statements for a summary of certain provisions of the Plan, which is qualified in its entirety by reference to the Plan filed as an exhibit to our Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2002.

Also on July 29, 2002, and in connection with the consummation of the Plan, the following actions, among others, occurred:

o we amended and restated our Bylaws and also filed Articles of Amendment and Restatement with the Maryland State Department of Assessments and Taxation authorizing an aggregate of 30,000,000 shares of new common stock, par value $0.01 per share;

o we entered into a loan agreement with Merrill Lynch Mortgage Capital Inc. as agent and lender with a maximum availability of $300 million to be used to make cash payments required under the Plan and for general corporate and working capital purposes. As part of this loan agreement, we granted Merrill Lynch a warrant exercisable for 1,190,148 shares of new common stock at an exercise price of $15.25 per share (the deemed value of the shares for purposes of the Plan), subject to adjustment under certain anti-dilution provisions of the warrant;

o we also adopted the Sunterra Corporation 2002 Stock Option Plan, under which we may grant options to purchase shares of new common stock and reserved 2,012,821 shares of new common stock for issuance under the Plan;

o we entered into a Warrant Agreement with Mellon Investor Services LLC, as warrant agent, which provides for the issuance by us of warrants to purchase up to 600,000 shares of our new common stock to former holders of certain subordinated notes of our as set forth in the Plan; and

o we entered into a Registration Rights Agreement with Merrill Lynch and certain holders of new common stock, which provides that we will file a shelf registration statement under the Securities Act of 1933 within 45 days of the filing of our Annual Report on Form 10-K for fiscal 2002, to register the resale of shares of new common stock by certain holders.

Further, on July 29, 2002, all existing members of our Board of Directors were deemed to have resigned and the new Board of Directors designated pursuant to the Plan took office.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2001

We achieved total revenues of $58.8 million for the three months ended March 31, 2002, compared to $66.1 million for the three months ended March 31, 2001, a decrease of 11.1%. Overall revenues for domestic operations decreased 17.4% to $40.4 million for the three months ended March 31, 2002 compared to $49.0 million for the three months ended March 31, 2001, and revenues from foreign operations increased 6.6% to $18.4 million for the three months ended March 31, 2002.

In November 2000, the Bankruptcy Court issued an order for the Company to provide certain consumers with renewed rescission rights with respect to the sale of timeshare transactions entered into but not consummated fully prior to the Petition Date. The Company sent registered letters to customers that met this criterion providing a new rescission period. As such, certain sales initially recorded in 2000 were deferred pending receipt from the customers of a reconfirmation of acceptance of the sales agreement. Accordingly, Vacation Interest sales of $11.7 million were recognized for the three months ended March 31, 2001 for such customers that reconfirmed their acceptance of the sales agreements during that period (the "reconfirmed 2000 sales").

Vacation Interest sales of $35.1 million for the three months ended March 31, 2002 decreased by $5.0 million or 12.4%, compared to sales of $40.0 million for the three months ended March 31, 2001. Excluding the effect of the $11.7 million of reconfirmed 2000 sales recorded during the three months ended March 31, 2001, Vacation Interest sales increased by $6.8 million or 24.0%.

Vacation Interest lease revenue decreased $0.4 million, or 15.8%, to $2.3 million for the three months ended March 31, 2002 from $2.7 million for the three months ended March 31, 2001. The decrease is primarily attributable to a decrease in the amount of maintenance fees billed to owners of certain Caribbean properties in 2002.

Club Sunterra membership fees earned of $1.8 million for the three months ended March 31, 2002 were $0.3 million higher than membership fees earned for the three months ended March 31, 2001 of $1.4 million, due to an increase in club memberships.

Interest income, primarily from financing provided to purchasers and lessees of Vacation Interests, decreased 6.3% to $7.0 million for the three months ended March 31, 2002 from $7.4 million for the three months ended March 31, 2001. The decrease largely resulted from a net decrease in the balance of the Company's portfolio of mortgages and contracts receivable.

Other income, which mainly consists of sampler vacation program revenues, travel service revenue, resort amenity income and finance commissions, fell by 22.1% to $4.0 million for the three months ended March 31, 2002 from $5.1 million for the three months ended March 31, 2001. This decrease is primarily due to the phase-out of the Encore sampler program and the disposition of certain resort properties in 2001.

Vacation Interest cost of sales of $7.9 million for the three months ended March 31, 2002 decreased $0.7 million, or $7.8%, from $8.5 million for the three months ended March 31, 2001, and is attributable to the decrease in Vacation Interest sales. As a percentage of Vacation Interest sales for the three months ended March 31, 2002 and 2001, Vacation Interest cost of sales was 22.4% and 21.3%, respectively.

For the three months ended March 31, 2002, advertising, sales and marketing costs were $23.5 million or 67.0% of Vacation Interest sales compared to $24.8 million and 61.8%, respectively, for the three months ended March 31, 2001. This represents a $1.3 million or 5.1% decrease from the three months ended March 31, 2001 and is consistent with the decrease in Vacation Interest sales.

The provision for doubtful accounts and loan losses was $1.3 million for the three months ended March 31, 2002 compared to $3.6 million for the three months ended March 31, 2001. Of these amounts, $1.1 million and $2.7 million for the three months ended March 31, 2002 and 2001, respectively, related to mortgages and contracts receivable. The allowances for mortgages and contracts receivable at March 31, 2002 was $33.9 million, representing approximately 16.7% of the total portfolio outstanding at that date, compared to $36.2 million and 17.3% at December 31, 2001. The decreases in the provision for doubtful accounts and the allowance for mortgages and contracts receivable reflect improved performance resulting from several Company initiatives, including standardization of underwriting procedures (including higher levels of purchasers' overall creditworthiness), more timely correspondence with customers whose mortgages and contracts are in danger of becoming delinquent, and higher down payments being obtained upon initial sales and leases. The Company has also benefited from customers prepaying their receivables at higher rates than in the past. Additionally, management has placed more emphasis on timely foreclosures and writing-off delinquent receivables. The remainder of the provision for doubtful accounts of $0.2 million for the three months ended March 31, 2002 and $0.9 million for the three months ended March 31, 2001 represents estimated uncollectible amounts due from homeowner associations and other receivables.

Loan portfolio expenses increased 47.8% to $3.3 million for the three months ended March 31, 2002 from $2.2 million for the three months ended March 31, 2001. The overall increase is attributable to efforts to maximize collections on delinquent accounts and recovering Vacation Interests from defaulted loans and contracts, as well as improving loan and contract administration.

General and administrative expenses increased $3.4 million or 22.2% to $18.6 million for the three months ended March 31, 2002 from $15.2 million for the three months ended March 31, 2001. As a percentage of total revenues, general and administrative expenses were 31.6% and 23.0% for the three months ended March 31, 2002 and 2001, respectively. Professional fees account for $1.5 million of the increase and are primarily attributable to the enhancement of the Company's existing resort management and financial systems. Excluding professional fees, general and administrative expenses for the three months ended March 31, 2002 increased 12.1% over the same period in 2001.

Depreciation and amortization expense decreased 21.4%, or $0.9 million, to $3.4 million for the three months ended March 31, 2002 from $4.3 million for the three months ended March 31, 2001. In accordance with Statement of Financial Standards No. 142, the Company ceased amortizing its goodwill on January 1, 2002. The decrease is also the result of the disposition of certain properties in 2001.

Reorganization costs are a $7.0 million contra-expense due to the offset of gain on settlement of debt of $13.6 million against reorganization costs of $6.7 million incurred in the three months ended March 31, 2002. Reorganization costs for the three months ended March 31, 2001 were $7.4 million. The decrease in reorganization costs (excluding the gain on settlement of debt) is primarily due to a gain recorded on the sale of a Japanese subsidiary that had been designated as held for sale as part of the Company's reorganization.

Interest expense for the three months ended March 31, 2002, net of capitalized interest of $0.1 million, was $4.5 million, compared to $4.1 million, net of capitalized interest of $0.01 million, for the three months ended March 31, 2001. The increase was primarily attributable to increased borrowings under the Company's DIP facility, offset by savings as a result of the settlement of the Finova Loans in January 2002.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash principally from:

o    cash sales and cash down payments from sales and leases of Vacation
     Interests,

o financing of our mortgages receivable and inventory through our senior secured credit facility, o principal and interest payments and customer prepayments of principal from our mortgages receivable portfolio,

o    rental of unsold vacation interests,

o    receipt of management, reservations and points-based vacation club fees,

o commissions paid for the origination of European mortgages receivable, where we are paid a commission of 14% of the face value of certain mortgages originated for a third party U.K. financial institution, and

o    dispositions of non-core properties.

During the three months ended March 31, 2002, net cash provided by operating activities was $27.9 million. Net income of $0.9 million plus non-cash expenses totaling $6.0 million was offset by the non-cash discount on settlement of debt of $27.0 million. Cash provided by operating activities was primarily provided by changes in operating assets and liabilities, including a reduction of $32.2 million in cash and escrow and restricted cash, and increases in deferred revenue of $10.6 million and accounts payable and accrued liabilities of $8.6 million.

During the three months ended March 31, 2002, net cash used in investing activities was $0.3 million, with proceeds from sale of assets of $0.5 million and distributions from joint ventures of $0.5 million offset by capital expenditures of $1.2 million.

During the three months ended March 31, 2002, net cash used in financing activities was $25.5 million. Cash used in financing activities was primarily the result of payments of $86.3 million on liabilities subject to compromise and related accrued interest of $13.5 million, including settlement of debt with Finova discussed in Note 7 to the accompanying condensed consolidated financial statements. A portion of the $78.9 million in borrowings on the DIP facility was used to settle the Finova loans.

We currently anticipate spending approximately $3.9 million for real estate and development costs at existing resort locations during the remainder of 2002. We plan to fund these expenditures with cash generated from operations and borrowings under the Exit Financing Facility. We believe that, with respect to our current operations, cash generated from operations and future borrowings will be sufficient to meet our working capital and capital expenditure needs through the end of 2002. If these are not sufficient, we have the ability to adjust our spending on real estate and development costs.

The allowance for loan losses at March 31, 2002 was $33.9 million, or 16.7% of the total portfolio of mortgages and contracts receivable outstanding at that date. Management believes the allowance is adequate. However, if the amount of mortgages and contracts receivable that is ultimately written off materially exceeds the related allowances, our business, results of operations and financial condition could be adversely affected.

Our plan for meeting our liquidity needs may be affected by, but not limited to, the following: demand for our product, our ability to borrow funds under our current financing arrangements, an increase in prepayment speeds and default rates on our mortgages and contracts receivable, the threat and/or effects on the travel and leisure industry of future terrorists' attacks and limitations on our ability to conduct marketing activities.

Complete units at various resort properties are required or developed in advance and we finance a significant portion of the purchase price of Vacation Intervals. Thus, we continually need funds to acquire and develop property, to carry notes receivable contracts and to provide working capital. We anticipate being able to borrow against our mortgages receivable at terms favorable to us. If we are unable to borrow against or sell our mortgages receivable in the future, particularly if we suffer any significant decline in the credit quality of our mortgages receivable, our ability to acquire additional resort units will be adversely affected and our profitability from sales of Vacation Interests may be reduced or eliminated.

Recent economic forecasts suggest a greater likelihood of increased prepayment rates than those evidenced during prior years. Further, trends in our portfolio in 2002 indicate increased prepayment rates over historical amounts. To the extent that mortgages receivable pay off prior to their contractual maturity at a rate more rapid than we have estimated, the fair value of our residual interests will be impacted.

At March 31, 2002, there were approximately 28,500 Vacation Intervals available for sale or lease. With the completion of current projects in progress, the acquisition of new resorts and the expansion of existing resorts, we believe we will have an adequate supply of Vacation Intervals available to meet our planned growth through the early part of the year 2005.

Corporate Finance

On average, we finance approximately 80% of domestic Vacation Interest revenues. Accordingly, we do not generate sufficient cash from sales to provide the necessary capital to pay the costs of developing additional resorts and to replenish working capital. We believe that revenues together with amounts available under the Exit Financing Facility consummated on July 29, 2002 will be sufficient to fund our operations.

During the term of the Chapter 11 cases, the Debtor Entities maintained DIP financing facilities to finance Vacation Interests and provide working capital. At March 31, 2002, $147.0 million was outstanding under the DIP financing facility. A portion of proceeds from the initial funding drawn on the Exit Financing Facility was used to pay in full the amounts outstanding under the DIP facility on July 29, 2002.

Under the terms of the Exit Financing Facility, the Company obtained a two-year senior asset-based non-amortizing revolving credit facility in the amount of $300 million. The availability of borrowings under the Exit Financing Facility is based on the amount of eligible mortgages receivable, the value of eligible vacation interests inventory and the value of certain real property and other assets. The Exit Financing Facility is secured by a first priority lien on the mortgages receivable and vacation interests inventory, as well as certain real property and other assets of the Company, subject to certain exceptions. Borrowings under the Exit Financing Facility bear interest at an annual rate equal to one month LIBOR plus 3%, 5%, or 7%, depending on the type of assets collateralizing various advances. In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of the Exit Financing Facility, the Company issued a warrant exercisable for 1,190,148 shares of new common stock at an exercise price of $15.25 per share (the deemed value of the shares for purposes of the Plan), subject to adjustment under certain anti-dilution provisions of the warrant and will pay an unused commitment fee of 0.25% per annum on the excess availability under the credit facility. Availability under the Exit Financing Facility after the initial funding on July 29, 2002 was $56.8 million.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Our total revenues denominated in a currency other than U.S. dollars for the three months ended March 31, 2002, primarily revenues derived from the United Kingdom, were approximately 31.3% of total revenues. Our net assets maintained in a functional currency other than U.S. dollars at March 31, 2002, which were primarily assets located in Western Europe, were approximately 10.6% of total net assets. The effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets.

Interest Rate Risk

As of March 31, 2002, we had floating interest rate debt of approximately $212.5 million, including approximately $147.0 million outstanding under the DIP financing facility and approximately $65.5 million subject to compromise under the bankruptcy proceedings. The floating interest rates are based upon the prevailing LIBOR or prime rates. For the DIP financing facility and floating rate debt not subject to compromise, interest rate changes can impact earnings and cash flows. For floating rate debt subject to compromise, interest rate change can impact current earnings; however, accumulated interest combined with the outstanding principal balance is limited to the fair market value of the underlying collateral. Additionally, in a rising interest rate environment, earnings may be reduced as interest charges increase on floating rate debt, while the yield on the Company's portfolio of fixed rate mortgages and contracts receivable remains unchanged.

Of approximately $483 million in fixed rate debt outstanding at March 31, 2002, $478 million represents unsecured subordinated notes for which no interest has been accrued subsequent to the bankruptcy filing.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A lawsuit was filed in Florida in January 2000 against the Company and certain directors, officers and former officers of the Company that alleges violation of federal securities laws on behalf of persons who purchased the Company's common stock from October 4, 1998, through January 19, 2000, or from October 6, 1998, through January 19, 2000, and seeks recovery of unspecified damages. Subsequent to the filing of the bankruptcy petition, the plaintiffs filed an amended complaint, which excluded the Company, as any actions had been stayed as a result of the petition filing. The lawsuit was dismissed in March 2002 without prejudice to the plaintiffs. On July 3, 2002 the plaintiffs filed a second consolidated amended class action complaint with the Court. The Company was not named as a defendant in this amended complaint. The action is currently pending in the Court. The Registrant believes that, pursuant to the discharge granted under the Bankruptcy Code, Debtor Entities cannot be held liable to the plaintiffs if the Debtors are named in the lawsuit. However, certain indemnity rights may be owed by the Debtor Entities to the defendant officers and directors if a judgment is rendered against them.

We are also currently subject to litigation and claims regarding employment, tort, contract, construction, sales taxes and commission disputes, among others. Much of such litigation and claims is pre-petition and is stayed under the Company's Chapter 11 proceeding. In our judgment, none of such litigation or claims against the Company is likely to have a material adverse effect on the Company's financial statements or its business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 29, 2002, the Company and its debtor subsidiaries emerged from their Chapter 11 proceedings. In connection therewith, outstanding shares of the common stock of the Company were canceled, and shares of new common stock were issued to pre-petition creditors pursuant to the Plan. The Company also issued warrants exercisable to purchase 600,000 shares of its new common stock at an exercise price of $20 per share (subject to certain adjustments) to holders of certain subordinated notes as set forth in the Plan. No proceeds were received from these securities issuances and the securities issuances are exempt from registration pursuant to Chapter 11 ss.1145 of the Bankruptcy Code. The Company's articles of incorporation were amended and restated, and a copy thereof has been filed with the Securities and Exchange Commission as Exhibit
3.1 to the Company's Current Report on Form 8-K (Date of Event: July 29, 2002).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

The following exhibits are filed as part of this Form 10-Q or, where so indicated, have been previously filed and are incorporated hereby by reference.

No.  Description

10.1 Payoff Agreement and Mutual Release, dated as of January 25, 2002, among Sunterra Corporation, certain affiliates of Sunterra Corporation and Finova Capital Corporation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (date of event: January 25, 2002))

10.2 First Amendment, dated as of January 3, 2002, to Financing Agreement, dated April 20, 2001, among Sunterra Corporation, certain affiliates of Sunterra Corporation and Greenwich Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (date of event:
     January 25, 2002))

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K

Form 8-K filed on January 28, 2002, reporting the negotiation of, and providing a summary of the terms contained in, the proposed Plan of Reorganization by the Debtors and Creditors' Committee.

Form 8-K filed on February 11, 2002, reporting the execution of a Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated January 31, 2002, by the Debtors and Creditors' Committee ("Plan of Reorganization"), a First Amendment, dated as of January 3, 2002, to Financing Agreement, dated as of April 20, 2001, by and among Sunterra Corporation, certain subsidiaries of Sunterra Corporation, the financial institutions from time to time party thereto and Greenwich Capital Markets, Inc., as agent, a Payoff Agreement and Mutual Release, dated as of January 25, 2002, among Sunterra Corporation, certain affiliates of Sunterra Corporation and Finova Capital Corporation, and an Amended and Restated Employment Agreement, dated as of November 19, 2001, between Sunterra Corporation and Nicholas J. Benson.

Form 8-K filed on February 20, 2002, including the Company's press release announcing its appointment of a new CEO for its European subsidiary and new President for Sunterra Financial Services.

Form 8-K filed on February 28, 2002 reporting the execution of a First Amended and Restated Plan of Reorganization.

Form 8-K filed on March 12, 2002, including the Company's press release announcing its organizational restructuring and corporate headquarters move.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUNTERRA CORPORATION

                                        By: /s/ James F. Anderson
                                            ------------------------------
                                            James F. Anderson
                                            Vice President and Corporate
                                            Controller (Chief Accounting
                                            Officer)

Dated: August 14, 2002