Form 10-Q
period 2002-06-30
SUNTERRA CORP
filed 2002-08-14
CIK 1016577

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to ______

                                    000-21193
                       ----------------------------------
                             Commission File Number
                       ----------------------------------

                              SUNTERRA CORPORATION
             (Exact name of registrant as specified in its charter)


                  Maryland                                 95-4582157
        ----------------------------                 ----------------------
        (State or other jurisdiction                    (I.R.S. Employer
        of Incorporation or                          Identification Number)
        organization)

                             1781 Park Center Drive
                             Orlando, Florida 32835
                                 (407) 532-1000
           (Address of principal executive offices including zip code)

                                 (407) 532-1000
               (Registrant's telephone number including area code)

                                WWW.SUNTERRA.COM
                         (Registrant's Website Address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a bankruptcy court. [X] Yes [ ] No

     Number of shares outstanding of the issuer's common stock, par value $0.01 per share, at August 9, 2002: 18,055,077.

================================================================================

                              SUNTERRA CORPORATION

                                      INDEX

                                                                 PAGE
    ITEM                                                        NUMBER

             Safe Harbor Statement - Cautionary Notice
             Regarding Forward Looking Statements                  3

             PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements
             Condensed Consolidated Statements of

             Operations for the three months and six months        4
             ended June 30, 2002 and 2001 (Unaudited)
             Condensed Consolidated Balance Sheets as of
             June 30, 2002 and December 31, 2001 (Unaudited)       5
             Condensed Consolidated Statements of Cash
             Flows for the six months ended June 30, 2002          6
             and 2001 (Unaudited)
             Notes to the Condensed Consolidated Financial         7
             Statements (Unaudited)
Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations        12
Item 3.      Quantitative and Qualitative Disclosures about       17
             Market Risk.

             PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                    18
Item 2.      Changes in Securities and Use of Proceeds            18
Item 6.      Exhibits and Reports on Form 8-K                     18
Signatures                                                        19

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           SUNTERRA CORPORATION AND SUBSIDIARIES
                         (DEBTOR-IN-POSSESSION SINCE MAY 31, 2000)
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Amounts in thousands except per share data)
                                        (Unaudited)


                                        Three months ended            Six months ended
                                              June 30,                    June 30,
                                        2002          2001          2002           2001
                                        ----          ----          ----           ----


Revenues:
Vacation Interest sales .........     $ 46,337      $ 41,868      $  81,404      $  81,901
Vacation Interest lease revenue .        2,254         2,573          4,554          5,305
Club Sunterra membership fees ...        1,792         1,395          3,567          2,823
Resort rental income ............        3,412         3,197          6,852          6,819
Management fees .................        5,815         4,764         11,041         10,510
Interest income .................        7,387         7,783         14,362         15,226
Other income ....................        5,631         7,375          9,624         12,500
                                      --------      --------      ---------      ---------

Total revenues ..................       72,628        68,955        131,404        135,084
                                      --------      --------      ---------      ---------

Costs and Operating Expenses:
Vacation Interests cost of sales         9,692         8,069         17,562         16,605
Advertising, sales and marketing        29,639        25,878         53,128         50,638
Maintenance fee and subsidy
expense .........................        2,293         4,008          5,091          6,901
Provision for doubtful accounts
and loan losses .................        1,617         3,105          2,947          6,710
Loan portfolio expenses .........        3,185         2,809          6,469          5,031
General and administrative ......       19,222        18,123         37,794         33,320
Depreciation and amortization ...        3,436         4,310          6,829          8,627
Reorganization costs, net .......       12,375        10,563          5,413         17,916
Restructuring costs .............          665          --              665           --
                                      --------      --------      ---------      ---------

Total costs and operating
expenses ........................       82,124        76,865        135,898        145,748
                                      --------      --------      ---------      ---------

Loss from operations ............       (9,496)       (7,910)        (4,494)       (10,664)
                                      --------      --------      ---------      ---------

Interest expense (a) ............       (3,655)       (6,165)        (8,136)       (10,273)
Other non-operating income ......         --             184           --              184
Income on investment in joint
ventures ........................        1,294           920          2,170          1,884
                                      --------      --------      ---------      ---------

Loss before provision for income
taxes ...........................      (11,857)      (12,971)       (10,460)       (18,869)
Provision for income taxes ......        2,096         1,047          2,606            949
                                      --------      --------      ---------      ---------

Net loss ........................     $(13,953)     $(14,018)      $(13,066)      $(19,818)
                                      ========      ========      =========      =========

Loss per share:
Basic and diluted ...............     $  (0.39)     $  (0.39)      $  (0.36)      $  (0.55)
Weighted average number of common
shares outstanding ..............       36,025        36,025         36,025         36,025

(a)  Interest expense is comprised of contractual interest of $13,872 and $16,399, net of unaccrued interest of $10,100 and $10,100 and capitalized interest of $117 and $134 for the three months ended June 30, 2002 and 2001, respectively. Interest expense is comprised of contractual interest of $28,570 and $30,614, net of unaccrued interest of
     $20,200 and $20,200 and capitalized interest of $234 and $141 for the six months ended
     June 30, 2002 and 2001, respective.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      SUNTERRA CORPORATION AND SUBSIDIARIES
                    (DEBTOR-IN-POSSESSION SINCE MAY 31, 2000)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                      June 30,      December 31,
                                                        2002           2001

ASSETS

Cash and cash equivalents .......................     $  33,402      $  27,207
Cash in escrow and restricted cash ..............        52,675         99,354
Mortgages and contracts receivable, net of an
allowance of $32,737
    and $36,206 at June 30, 2002 and December 31,
2001, respectively ..............................       169,679        176,036
Retained interests in mortgages receivable sold .        16,790         15,974
Due from related parties ........................         5,908          9,902
Other receivables, net ..........................        14,529         13,013
Prepaid expenses and other assets ...............        28,015         18,747
Assets held for sale ............................        12,283         11,324
Investment in joint ventures ....................        20,980         19,698
Real estate and development costs, net ..........       174,271        180,087
Property and equipment, net .....................        65,880         67,431
Intangible and other assets, net ................        25,350         24,718
                                                      ---------      ---------

Total assets ....................................     $ 619,762      $ 663,491
                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Borrowings under debtor-in-possession financing
agreement .......................................     $ 165,659      $  68,311
Accounts payable ................................        22,529         16,695
Accrued liabilities .............................        86,050         86,939
Deferred revenue ................................        96,230         86,134
Deferred tax liability ..........................          --              291
Notes payable ...................................        21,766         28,005
Liabilities subject to compromise ...............       572,921        712,866
                                                      ---------      ---------

Total liabilities ...............................       965,155        999,241
                                                      ---------      ---------

Commitments and contingencies

Stockholders' deficiency

Preferred stock (25,000 shares authorized; none
issued or outstanding) ..........................            --             --
Common stock ($0.01 par value, 50,000 shares
authorized; 36,025
    outstanding at June 30, 2002 and December 31,
2001, respectively) .............................           360            360
Additional paid-in capital ......................       164,607        164,607
Accumulated deficit .............................      (504,347)      (491,281)
Accumulated other comprehensive loss ............        (6,013)        (9,436)
                                                      ---------      ---------

Total stockholders' deficiency ..................      (345,393)      (335,750)
                                                      ---------      ---------

Total liabilities and stockholders' deficiency ..     $ 619,762      $ 663,491
                                                      =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      SUNTERRA CORPORATION AND SUBSIDIARIES
                    (DEBTOR-IN-POSSESSION SINCE MAY 31, 2000)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months ended June 30, 2002 and 2001
                             (Amounts in thousands)
                                   (Unaudited)

                                                 2002         2001
                                                 ----         ----

Operating activities:
  Net loss .................................   $ (13,066)   $(19,818)
Adjustments to reconcile net loss to
net cash provided by (used in) operating
activities:
  Depreciation and amortization ............       6,829       8,627
  Provision for doubtful accounts and
  loan losses ..............................       2,947       6,710
  Amortization of capitalized loan
  origination costs ........................         333       1,259
  Amortization of capitalized financing
  costs ....................................       1,520         985
  Discount on settlement of debt ...........     (28,016)       --
  Income on investment in joint
  ventures .................................      (2,170)     (1,884)
  Gain on sales of property and
  equipment ................................      (4,274)     (2,113)
  Deferred income taxes ....................        (313)        433
  Changes in retained interests in
  mortgages receivable sold ................      (1,625)     (1,528)
Changes in operating assets and liabilities:
  Cash in escrow and restricted cash .......      44,439     (22,858)
  Mortgages and contracts receivable .......       4,013        (536)
  Due from related parties .................       3,994        (463)
  Other receivables, net ...................      (1,481)      6,876
  Prepaid expenses and other assets ........      (9,653)     (1,303)
  Real estate and development costs ........       3,910      21,906
  Deferred revenue .........................      10,096       8,848
  Liabilities not subject to compromise:
    Accounts payable .......................       6,548      (2,104)
    Accrued liabilities ....................          68     (11,954)
  Liabilities subject to compromise ........      (1,317)      2,091
                                               ---------    --------

      Net cash provided by (used in)
      operating activities .................      22,782      (6,826)
                                               ---------    --------

Investing activities:
  Proceeds from sale of assets .............          99      22,093
  Capital expenditures .....................      (4,600)     (2,180)
  Increase in intangible and other
  assets ...................................        (827)     (3,694)
  Investment in joint ventures .............         888       1,420
                                               ---------    --------

      Net cash (used in) provided by
      investing activities .................      (4,440)     17,639
                                               ---------    --------

Financing activities:
  Borrowings under debtor-in-possession
  financing agreement ......................     101,895      59,013
  Debt issuance costs ......................      (3,000)         --
  Proceeds from notes payable ..............       2,847       2,474
  Payments of accrued interest on
  settlement of debt .......................     (13,484)         --
  Payments on debtor-in-possession
  financing agreement ......................      (4,547)    (50,856)
  Payments on notes payable and
   mortgage-backed securities ..............      (9,086)    (10,048)
  Payments on credit line facilities .......     (96,957)     (1,146)
                                               ---------    --------

      Net cash used in financing
      activities ...........................     (22,332)       (563)
Effect of changes in exchange rates ........      10,185     (10,514)
                                               ---------    --------

Net increase (decrease) in cash and
cash equivalents ...........................       6,195        (264)
Cash and cash equivalents, beginning of
period .....................................      27,207      21,062
                                               ---------    --------

Cash and cash equivalents, end of
period .....................................   $  33,402    $ 20,798
                                               =========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for interest, net of
  capitalized interest .....................   $   4,059    $ 10,282
  Cash paid for taxes, net of tax
  refunds ..................................   $   1,524    $ (1,424)

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

These statements should be read in conjunction with the audited financial statements and footnotes included in the Company's 2001 Annual Report on Form 10-K. Accounting policies used in preparing these financial statements are the same as those described in such Form 10-K, unless otherwise noted herein.

As of December 31, 2001, the Company's consolidated stockholders' deficiency of $335.8 million, its status as a debtor-in-possession operating under Chapter 11 Bankruptcy Court protection, the lack of approval of the proposed plan of reorganization, and the Company's lack of binding commitments for exit and post emergence working capital financing, gave rise to substantial doubt about the Company's ability to continue as a going concern. As further described in Note 12 below, in June and July of 2002, the Company's reorganization plan was confirmed by the Bankruptcy Court, the Company successfully obtained exit and working capital financing and emerged from Chapter 11. Accordingly, management believes that the restructuring of the Company's business and its capital structure have provided it the ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business.

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

Under Chapter 11, actions to enforce certain claims against the Debtor Entities are generally stayed if such claims arose, or are based on events that occurred, before the Petition Date. Such liabilities are reflected in the accompanying condensed consolidated balance sheets as liabilities subject to compromise, as presented below:

                                              June 30,   December 31,
                                                2002         2001
                                                ----         ----


Secured obligations (see note 7) .......      $ 35,037      $160,130
Subordinated debt ......................       478,000       478,000
                                              --------      --------

Subtotal - notes payable subject to ....       513,037       638,130
compromise

Accounts payable .......................        31,664        31,982
Accrued interest .......................        13,427        27,267
Accrued expenses and other liabilities .        14,793        15,487
                                              --------      --------

                                              $572,921      $712,866
                                              ========      ========

Plan of Reorganization

On January 31, 2002, the Debtor Entities filed a joint plan of reorganization (as amended on February 20, 2002, April 19, 2002, April 26, 2002 and May 9, 2002, the Proposed Plan) and accompanying disclosure statements with the Bankruptcy Court. The Bankruptcy Court confirmed the Proposed Plan (the Plan) by an order entered by the Bankruptcy Court on June 21, 2002. According to the terms of the Plan, the Plan becomes effective when certain conditions, as set forth in the Plan, are either satisfied or waived by the Official Committee of Unsecured Creditors. One of these conditions included the Debtor Entities obtaining a binding commitment for a credit facility in an amount sufficient to pay all outstanding obligations under the DIP facility, allowed administrative claims, allowed professional fee claims and other cash amounts required to be paid under the Plan. Additionally, the Debtor Entities were required to obtain a binding commitment for a financing facility available to finance mortgages and contracts receivable. With the closing of the Exit Financing Facility transaction, the conditions to the effectiveness of the Plan were fulfilled on July 29, 2002 as discussed in Note 12.

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

Under the Bankruptcy Code, pre-petition liabilities and creditors must be satisfied before stockholders may receive any distribution. The ultimate recovery of stockholders, if any, is determined and set forth in a plan of reorganization where the fair value of the Company's assets is compared to the liabilities and claims against the Company to determine the equity value of the reorganized company. An equity value of $305 million was used for purposes of estimating claim recoveries and implementing the Plan. The Plan provided for no distributions to the holders of the Company's common stock, and all then outstanding shares of such common stock were canceled as of the effective date of the Plan on July 29, 2002.

Note 3 - New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and certain other intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed at least on an annual basis for impairment. The amortization of goodwill and certain other intangible assets with indefinite useful lives ceased upon adoption of SFAS No. 142, which occurred on January 1, 2002. In accordance with disclosure requirements SFAS No. 142, amortization expense for goodwill, net loss and net loss per share assuming the Company had adopted SFAS No. 142 during the three months ended June 30, 2001 are $0.4 million, $13.6 million and $0.38 per share, respectively. Amortization expense for goodwill, net loss and net loss per share during the six months ended June 30, 2001 are $0.8 million, $19.0 million and $0.53 per share, respectively.

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

Note 4 - Mortgages and Contracts Receivable

The following summarizes the Company's total mortgages and contracts receivable:

                                                     June 30,    December 31,
                                                       2002         2001
                                                       ----         ----

  Mortgages and contracts receivable..............   $198,737     $209,022
  Deferred loan origination costs, net............      3,679        3,220
                                                     --------     --------
  Mortgages and contracts receivable, gross.......    202,416      212,242
  Less allowance for loan and contract losses.....    (32,737)     (36,206)
                                                     --------     --------

  Mortgages and contracts receivable, net.........   $169,679     $176,036
                                                     ========     ========

Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is as follows:


                                      Three           Three          Six            Six
                                      months          months        months         months
                                      ended           ended         ended          ended
                                     June 30,        June 30,      June 30,       June 30,
                                       2002            2001          2002           2001
                                       ----            ----          ----           ----


   Balance, beginning of period      $ 33,888       $ 36,941       $ 36,206       $ 37,326
   Provision for loan and
   contract losses.............         1,458          2,679          2,578          5,419
   Receivables charged off, net        (2,609)        (1,345)        (6,047)        (5,445)
   Other ......................            --           (975)            --             --
                                     --------       --------       --------       --------

   Balance, end of period .....      $ 32,737       $ 37,300       $ 32,737       $ 37,300
                                     ========       ========       ========       ========

Note 5 - Real Estate and Development Costs

Real estate and development costs consist of the following:

                                                       June 30,   December 31,
                                                         2002        2001
                                                         ----        ----

   Land ...........................................   $  53,885    $  53,876
   Development costs ..............................     456,187      458,193
   Capitalized interest ...........................      20,309       20,234
                                                      ---------    ---------
                                                        530,381      532,303
   Interests recoverable under defaulted mortgages       17,459       20,126
   Less accumulated vacation interest cost of sales    (373,569)    (372,342)
                                                      ---------    ---------
   Net real estate and development costs ..........   $ 174,271    $ 180,087
                                                      =========    =========

Note 6 - Reorganization Costs

Reorganization costs are comprised of expenses and losses offset by income and gains that were realized or incurred by the Company as a result of reorganization under Chapter 11 and are expensed as incurred. These items have been segregated from normal operating costs and consist of the following:

                                 Three months ended       Six months ended
                                      June 30:               June 30:
                                  2002        2001        2002        2001
                                  ----        ----        ----        ----

   Professional fees ........   $  9,738    $ 11,615    $ 16,111    $ 18,513
   Employee retention and ...        210         517         952         887
   severance programs
   Net gains on asset sales .     (2,756)     (2,000)     (4,274)     (2,113)
   Other ....................      6,354         892       7,474       1,451
   Gain on settlement of debt     (1,142)       --       (14,758)       --
   (Note 7)
   Interest income ..........        (29)       (461)        (92)       (822)
                                --------    --------    --------    --------

                                $ 12,375    $ 10,563    $  5,413    $ 17,916
                                ========    ========    ========    ========

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

In May 2002, the Company executed amendments to lease agreements relating to a 1999 sale-leaseback transaction, payments on which were suspended as a result of the bankruptcy proceedings. As a result of the amendments, the minimum lease terms have been extended from November 2002 to April 2004, and the Company's payment obligations have been reduced by $1.1 million, which is recorded as an offset to reorganization expenses as a gain on settlement of debt.

Note 8 - Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. The reconciliation of net loss to comprehensive net loss is as follows:

                               Three months ended       Six months ended
                                    June 30:                June 30:
(amounts in thousands)          2002        2001        2002       2001
                                ----        ----        ----       ----

Net loss ..................   $(13,953)   $(14,018)   $(13,066)  $(19,818)
Unrealized (loss) gain on
available for sale
securities ................         --         115        (163)       420
Foreign currency
translation adjustments ...      5,103         126       3,586     (2,742)
                              --------    --------    --------   --------
Total comprehensive loss ..   $ (8,850)   $(13,777)   $ (9,643)  $(22,140)
                              ========    ========    ========   ========

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


                              North         North
                             America      America Non-                  Total
                             Debtors        Debtors      Foreign     Non-Debtors      Total
                             -------        -------      -------     -----------      -----


Three months ended
June 30, 2002:
Revenues from
external customers ...      $  33,939       $11,585      $27,104      $ 38,689      $  72,628
(Loss) income before
  income tax (benefit)
  provision ..........        (21,214)        2,698        6,659         9,357        (11,857)
Segment assets .......        514,869        27,820       77,073       104,893        619,762

Three months ended
June 30, 2001:
Revenues from
external customers ...      $  35,196       $ 9,847      $23,912      $33,759       $  68,955
(Loss) income before
  income tax (benefit)
  provision ..........        (18,961)        2,423        3,567         5,990        (12,971)
Segment assets .......        622,925        24,833       55,646        80,479        703,404

Six months ended
June 30, 2002:
Revenues from
external customers ...      $  63,361       $22,536      $45,507      $68,043       $131, 404
(Loss) income before
  income tax (benefit)
  provision ..........        (23,305)        4,124        8,721        12,845        (10,460)
Segment assets .......        514,869        27,820       77,073       104,893        619,762

Six months ended
June 30, 2001:
Revenues from
external customers ...      $  73,093       $20,818      $41,173      $61,991       $ 135,084
(Loss) income before
  income tax (benefit)
  provision ..........        (29,057)        6,856        3,332        10,188        (18,869)
Segment assets .......        622,925        24,833       55,646        80,479        703,404

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

Note 11 - Related Party Transaction

In October 2001, the Company entered into a contract with Westpac Resort Group LLC (Westpac), a company 60% owned by the Chief Operating Officer. Westpac arranges tours of vacation residences for potential customers. Management believes that the terms of the agreement are comparable to that of an arms-length transaction. Total payments to Westpac under this agreement were $0.4 million for the three months ended June 30, 2002 and $0.5 million for the six months ended June 30, 2002.

Note 12 - Subsequent Event

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying unaudited condensed consolidated financial statements set forth certain data with respect to the financial position, results of operation, and cash flows of the Company which should be read in conjunction with the following discussion and analysis. The terms "Company," "we," "our," and "us" refer to Sunterra Corporation and its subsidiaries. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those contained in our Annual Report on Form 10-K for the year ended December 31, 2001 under the headings "Business-Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in that report. See the Safe Harbor Statement at the beginning of this report.

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

Reorganization Under Chapter 11

As a result of the defaults on our senior unsecured notes and our secured credit facilities, on May 31, 2000 we determined to seek protection under Chapter 11 of the Bankruptcy Code in order to restructure existing debt and maximize existing cash. On that date we filed voluntary petitions for relief in the Bankruptcy Court under Chapter 11 of the Bankruptcy Code.

Following a hearing on June 20, 2002, the Bankruptcy Court entered an order on June 21, 2002 confirming our Plan of Reorganization filed on January 31, 2002 (as amended on February 20, 2002, April 19, 2002, April 26 and May 9, 2002), as amended (the Plan). We subsequently fulfilled the conditions to the effectiveness of the Plan and on July 29, 2002 the Plan became effective. See
Note 2 to the accompanying unaudited condensed consolidated financial statements for a summary certain provisions of the Plan, which is qualified in its entirety by reference to the Plan filed as an exhibit to our Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2002.

Also on July 29, 2002, and in connection with the consummation of the Plan, the following actions, among others, occurred:

o we amended and restated our Bylaws and also filed Articles of Amendment and Restatement with the Maryland State Department of Assessments and Taxation authorizing an aggregate of 30,000,000 shares of our new common stock, par value $0.01 per share;

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

o we entered into a Warrant Agreement with Mellon Investor Services LLC, as warrant agent, which provides for the issuance by us of warrants to purchase up to 600,000 shares of our new common stock to former holders of certain subordinated notes as set forth in the Plan; and

o we entered into a Registration Rights Agreement with Merrill Lynch and certain holders of new common stock, which provides that we will file a shelf registration statement under the Securities Act of 1933, within 45 days of the filing of our Annual Report on Form 10-K for fiscal 2002, to register the resale of shares of new common stock by certain holders.

Further, on July 29, 2002, all existing members of our Board of Directors were deemed to have resigned and the new Board of Directors designated pursuant to the Plan took office.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2002 to the Three Months Ended June 30, 2001

We achieved total revenues of $72.6 million for the three months ended June 30, 2002, compared to $69.0 million for the three months ended June 30, 2001, an increase of 5.3%. Overall revenues for domestic operations increased 0.1% to $45.5 million for the three months ended June 30, 2002 compared to $45.0 million for the three months ended June 30, 2001, and revenues from foreign operations increased 13.3% to $27.1 million for the three months ended June 30, 2002.

In November 2000, the Bankruptcy Court issued an order for the Company to provide certain consumers with renewed rescission rights with respect to the sale of timeshare transactions entered into but not consummated fully prior to the Petition Date. The Company sent registered letters to customers that met this criterion providing a new rescission period. As such, certain sales initially recorded in 2000 were deferred pending receipt from the customers of a reconfirmation of acceptance of the sales agreement. Accordingly, Vacation Interest sales of $3.7 million were recognized for the three months ended June 30, 2001 for such customers that reconfirmed their acceptance of the sales agreements during that period (the "reconfirmed 2000 sales").

Vacation Interest sales of $46.3 million for the three months ended June 30, 2002 increased by $4.5 million or 10.7%, compared to sales of $41.9 million for the three months ended June 30, 2001. Excluding the effect of the $3.7 million of reconfirmed 2000 sales recorded during the three months ended June 30, 2001, Vacation Interest sales increased by $6.9 million or 10.6%.

Vacation Interest lease revenue decreased $0.3 million, or 12.4%, to $2.3 million for the three months ended June 30, 2002 from $2.6 million for the three months ended June 30, 2001. The decrease is primarily attributable to a decrease in the amount of maintenance fees billed to the owners of certain Caribbean properties in 2002.

Club Sunterra membership fees earned of $1.8 million for the three months ended June 30, 2002 were $0.4 million higher than membership fees earned for the three months ended June 30, 2001 of $1.4 million, due to an increase in club memberships.

Interest income, primarily from financing provided to purchasers and lessees of Vacation Interests, decreased 5.1% to $7.4 million for the three months ended June 30, 2002 from $7.8 million for the three months ended June 30, 2001. The decrease largely resulted from a net decrease in the Company's portfolio of mortgages and contracts receivable.

Other income, which mainly consists of sampler vacation program revenues, travel service revenue, resort amenity income and finance commissions, fell by 23.6% to $5.6 million for the three months ended June 30, 2002 from $7.4 million for the three months ended June 30, 2001. This decrease is primarily due to the phase-out of the Encore sampler program and the disposition of certain resorts in 2001.

Vacation Interest cost of sales of $9.7 million for the three months ended June 30, 2002 increased $1.6 million, or 20.1%, from $8.1 million for the three months ended June 30, 2001. This increase is primarily attributable to the $4.5 million increase in Vacation Interest sales. As a percentage of Vacation Interest sales for the three months ended June 30, 2002 and 2001, Vacation Interest cost of sales was 20.9% and 19.3%, respectively.

For the three months ended June 30, 2002, advertising, sales and marketing costs were $29.6 million or 64.0% of Vacation Interest sales compared to $25.9 million or 61.8%, repsectively, for the three months ended June 30, 2001. This represents a $3.8 million or 14.5% increase from the three months ended June 30, 2001 and is due to increased expenses resulting from more sales locations in operation in 2002 during the three months ended June 30, 2002.

Maintenance fee and subsidy expense decreased 42.8%, or $1.7 million, to $2.3 million for the three months ended June 30, 2002 from $4.0 million for the three months ended June 30, 2001 and totaled 4.9% of Vacation Interest sales for the three months ended June 30, 2002 as compared to 9.6% for the three months ended June 30, 2001. The decrease was primarily the result of a decrease in the number of Company-owned Vacation Interests (due to ongoing sales and the disposition of certain resort properties in 2001) and decreases in developer subsidies and guarantees.

The provision for doubtful accounts and loan losses was $1.6 million for the three months ended June 30, 2002 compared to $3.1 million for the three months ended June 30, 2001. Of these amounts, $1.5 million and $2.7 million for the three months ended June 30, 2002 and 2001, respectively, related to mortgages and contracts receivable. The resulting allowance for mortgages and contracts receivable at June 30, 2002 was $32.7 million, respectively, representing approximately 16.5% of the total portfolio outstanding at that date compared to $36.2 million and 17.3%, respectively, at December 31, 2001. The decreases in the provision for doubtful accounts and the allowance for mortgages and contracts receivable reflect improved performance resulting from several Company initiatives, including: standardization of underwriting procedures (including higher levels of purchasers' overall creditworthiness), more timely correspondence with customers whose mortgages and contracts are in danger of becoming delinquent, and higher down payments being obtained upon initial sales and leases. The Company has also benefited from customers prepaying their receivables at higher rates than in the past. Additionally, management has placed more emphasis on timely foreclosures and writing-off delinquent receivables. The remainder of the provision for doubtful accounts of $0.1 million for the three months ended June 30, 2002 and $0.4 million for the three months ended June 30, 2001 represents estimated uncollectible amounts due from homeowner associations and other receivables.

Loan portfolio expenses increased 13.4% to $3.2 million for the three months ended June 30, 2002 from $2.8 million for the three months ended June 30, 2001. The overall increase is attributable to efforts to maximize collections on delinquent accounts and recovering Vacation Interests from defaulted loans and contracts, as well as improving loans and contract administration.

General and administrative expenses increased $1.1 million or 6.1% to $19.2 million for the three months ended June 30, 2002 from $18.1 million for the three months ended June 30, 2001. As a percentage of total revenues, general and administrative expenses were 26.5% and 26.3% for the three months ended June 30, 2002 and 2001, respectively. Professional fees, primarily attributable to the enhancement of the Company's existing resort management and financial systems, increased by $1.2 million over 2001. Excluding professional fees, general and administrative expenses for the three months ended June 30, 2002 decreased by 1.1% from the same period 2001.

Depreciation and amortization expense decreased 20.3%, or $0.9 million, to $3.4 million for the three months ended June 30, 2002 from $4.3 million for the three months ended June 30, 2001. In accordance with Statement of Financial Standards No. 142 the Company ceased amortizing its goodwill on January 1, 2002. The decrease is also the result of the disposition of certain properties in 2001.

Reorganization costs were $12.4 million for the three months ended June 30, 2002 representing an increase of $1.8 million and 17.2% compared to reorganization costs for the three months ended June 30, 2001 of $10.6 million. The increase in reorganization costs is primarily due to $4.5 million in loan fees related to the Company's DIP facility, offset by a gain on restructuring of capital lease obligations of $1.1 million and a $1.8 million decrease in professional fees.

During the three months ended June 30, 2002, the Company incurred $0.7 million of restructuring costs related to the relocation of its corporate headquarters from Orlando, Florida to Las Vegas, Nevada.

Interest expense for the three months ended June 30, 2002, net of capitalized interest of $0.1 million, was $3.7 million, compared to $6.2 million, net of capitalized interest of $0.1 million, for the three months ended June 30, 2001. The decrease was primarily attributable to the settlement of the Finova Loans in January 2002 that were outstanding in 2001.

Comparison of the Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001

We achieved total revenues of $131.4 million for the six months ended June 30, 2002, compared to $135.1 million for the six months ended June 30, 2001, a decrease of 2.7%. Overall revenues for domestic operations decreased 8.5% to $85.9 million for the six months ended June 30, 2002 compared to $93.9 million for the six months ended June 30, 2001, and revenues from foreign operations increased 10.5% to $45.5 million for the six months ended June 30, 2002. Included in total revenues for the six months ended 2001 are $15.4 million of reconfirmed 2000 sales.

Vacation Interest sales of $81.4 million for the six months ended June 30, 2002 decreased by $0.5 million or 0.6%, compared to sales of $81.9 million for the six months ended June 30, 2001. Excluding the effect of the $15.4 million of reconfirmed 2000 sales recorded in 2001, Vacation Interest sales increased by $14.9 million or 18.2%.

Vacation Interest lease revenue decreased $0.8 million, or 14.2%, to $4.6 million for the six months ended June 30, 2002 from $5.3 million for the six months ended June 30, 2001. The decrease is primarily attributable to a decrease in the amount of maintenance fees billed to the owners of certain Caribbean properties in 2002.

Club Sunterra membership fees earned of $3.6 million for the six months ended June 30, 2002 were $0.8 million higher than membership fees earned for the six months ended June 30, 2001 of $2.8 million, due to an increase in club memberships.

Interest income, primarily from financing provided to purchaser and lessees of Vacation Interests, decreased 5.7% to $14.4 million for the six months ended June 30, 2002 from $15.2 million for the six months ended June 30, 2001. The decrease largely resulted from a net decrease in the Company's portfolio of mortgages and contracts receivable.

Other income, which mainly consists of sampler vacation program revenues, travel service revenue, resort amenity income and finance commissions, fell by 23.0% to $9.6 million for the six months ended June 30, 2002 from $12.5 million for the six months ended June 30, 2001. This decrease is primarily due to the phase-out of the Encore sampler program and the disposition of certain resorts in 2001.

Vacation Interest cost of sales of $17.6 million for the six months ended June 30, 2002 increased $1.0 million, or $5.8%, from $16.6 million for the six months ended June 30, 2001. This increase is primarily attributable to the increase in Vacation Interest sales. As a percentage of Vacation Interest sales for the six months ended June 30, 2002 and 2001, Vacation Interest cost of sales was 21.6% and 20.3%, respectively.

For the six months ended June 30, 2002, advertising, sales and marketing costs were $53.1 million or 65.3% of Vacation Interest sales compared to $50.6 million or 61.8%, respectively, for the six months ended June 30, 2001. This represents a $2.5 million or 4.9% increase from the six months ended June 30, 2001 and is due to increased expenses resulting from more sales locations in operation during the six months ended June 30, 2002.

Maintenance fee and subsidy expense decreased 26.2%, or $1.8 million, to $5.1 million for the six months ended June 30, 2002 from $6.9 million for the six months ended June 30, 2001 and represented 6.3% of Vacation Interest sales for the six months ended June 30, 2002 as compared to 8.4% for the six months ended June 30, 2001. The decrease was primarily the result of a decrease in the number of Company-owned Vacation Interests (due to ongoing sales and the disposition of certain resort properties in 2001) and decreases in developer subsidies and guarantees.

The provision for doubtful accounts and loan losses was $2.9 million for the six months ended June 30, 2002 compared to $6.7 million for the six months ended June 30, 2001. The decrease in the provision is due to the Company initiatives discussed in the quarterly analysis above. Of these amounts, $2.6 million and $5.4 million for the six months ended June 30, 2002 and 2001, respectively, related to mortgages and contracts receivable. The remainder of the provision for doubtful accounts of $0.3 million for the six months ended June 30, 2002 and $1.3 million for the six months ended June 30, 2001 represents estimated uncollectible amounts due from homeowner associations and other receivables.

Loan portfolio expenses increased 28.6% to $6.5 million for the six months ended June 30, 2002 from $5.0 million for the six months ended June 30, 2001. The overall increase is attributable to efforts to maximize collections on delinquent accounts and recovering Vacation Interests from defaulted loans and contracts, as well as improving loan and contract administration.

General and administrative expenses increased $4.5 million or 13.4% to $37.8 million for the six months ended June 30, 2002 from $33.3 million for the six months ended June 30, 2001. As a percentage of total revenues, general and administrative expenses were 28.8% and 24.7% for the six months ended June 30, 2002 and 2001, respectively. Professional fees account for $2.7 million of the increase and are primarily attributable to the enhancement of the Company's existing resort management and financial systems. Excluding professional fees, general and administrative expenses for the six months ended June 30, 2002 increased by 5.1% over the same period in 2001.

Depreciation and amortization expense decreased 20.8%, or $1.8 million, to $6.8 million for the six months ended June 30, 2002 from $8.6 million for the six months ended June 30, 2001. In accordance with Statement of Financial Standards No. 142 the Company ceased amortizing its goodwill on January 1, 2002. The decrease is also the result of the disposition of certain properties in 2001.

Reorganization costs were $5.4 million (net of $14.8 million gains on settlement of debt) for the six months ended June 30, 2002 compared to reorganization costs of $17.9 million incurred in the six months ended June 30, 2001. Excluding the gains on settlement of debt, the increase in reorganization costs of $2.3 million is primarily due to $4.5 million in loan fees related to the Company's DIP facility, offset by a $2.4 million decrease in professional fees.

Interest expense for the six months ended June 30, 2002, net of capitalized interest of $0.2 million, was $8.1 million, compared to $10.3 million, net of capitalized interest of $0.1 million, for the six months ended June 30, 2001. The decrease was primarily attributable to the settlement of the Finova Loans in January 2002 that were outstanding in 2001.

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

During the six months ended June 30, 2002, net cash provided by operating activities was $22.8 million and was primarily the result of the net loss of $13.1 million less non-cash expenses totaling $11.6 million offset by the non-cash discount on settlement of debt of $28.0 million and other non-cash gains of $6.4 million. Cash provided by operating activities was also impacted by changes in operating assets and liabilities, including a reduction of $44.4 million in cash in escrow and restricted cash, a reduction in real estate and development costs of $3.9 million, an increase in deferred revenue of $10.1 million and net collections of receivables totaling $6.5 million offset by an increase in prepaid expenses and other assets of $9.7 million.

During the six months ended June 30, 2002, net cash used in investing activities was $4.4 million, primarily due to capital expenditures of $4.6 million.

During the six months ended June 30, 2002, net cash used in financing activities was $22.3 million. Cash used in financing activities was primarily the result of payments of $97.0 million on liabilities subject to compromise and related accrued interest of $13.5 million, including settlement of debt with Finova discussed in Note 7 to the accompanying condensed consolidated financial statements. A portion of the $101.9 million in borrowings on the DIP facility was used to settle the Finova loans.

We currently anticipate spending approximately $2.2 million for real estate and development costs at existing resort locations during the remainder of 2002. We plan to fund these expenditures with cash generated from operations and borrowings under the Exit Financing Facility. We believe that, with respect to our current operations, cash generated from operations and future borrowings will be sufficient to meet our working capital and capital expenditure needs through the end of 2002. If these are not sufficient, we have the ability to adjust our spending on real estate and development costs.

The allowance for loan losses at June 30, 2002 was $32.7 million, or 16.3% of the total portfolio of mortgages and contracts receivable outstanding at that date. Management believes the allowance is adequate. However, if the amount of mortgages and contracts receivable that is ultimately written off materially exceeds the related allowances, our business, results of operations and financial condition could be adversely affected.

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

At June 30, 2002, there were approximately 25,600 Vacation Intervals available for sale or lease. With the completion of current projects in progress, the acquisition of new resorts and the expansion of existing resorts, we believe we will have an adequate supply of Vacation Intervals available to meet our planned growth through the early part of the year 2005.

Corporate Finance

On average, we finance approximately 80% of domestic Vacation Interest revenues. Accordingly, we do not generate sufficient cash from sales to provide the necessary capital to pay the costs of developing additional resorts and to replenish working capital. We believe that revenues together with amounts available under the Exit Financing Facility consummated on July 29, 2002 will be sufficient to fund operations.

During the term of the Chapter 11 cases, the Debtor Entities maintained DIP financing facilities to finance Vacation Interests and provide working capital. At June 30, 2002, $165.7 million was outstanding under the DIP financing facility. A portion of proceeds from the initial funding drawn on the Exit Financing Facility was used to pay in full the amounts outstanding under the DIP facility on July 29, 2002.

Under the terms of the Exit Financing Facility, the Company obtained a two-year senior asset-based non-amortizing revolving credit facility in the amount of $300 million. The availability of borrowings under the Exit Financing Facility is based on the amount of eligible mortgages receivable, the value of eligible vacation interests inventory and the value of certain real property and other assets. The Exit Financing Facility is secured by a first priority lien on the mortgages receivable and vacation interests inventory, as well as certain real property and other assets of the Company, subject to certain exceptions. Borrowings under the Exit Financing Facility bear interest at an annual rate equal to one month LIBOR plus 3%, 5%, or 7%, depending on the type of assets collateralizing various advances. In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of the Exit Financing Facility, the Company issued a warrant exercisable for 1,190,148 shares of new common stock at an exercise price of $15.25 per share (the deemed value of the shares for purposes of the Plan), subject to adjustment under anti-dilution provisions of the warrant and will pay an unused commitment fee of 0.25% per annum on the excess availability under the credit facility. Availability under the Exit Financing Facility after the initial funding on July 29, 2002 was $56.8 million.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Our total revenues denominated in a currency other than U.S. dollars for the six months ended June 30, 2002, primarily revenues derived from the United Kingdom, were approximately 34.7% of total revenues. Our net assets maintained in a functional currency other than U.S. dollars at June 30, 2002, which were primarily assets located in Western Europe, were approximately 12.4% of total net assets. The effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets.

Interest Rate Risk

As of June 30, 2002, we had floating interest rate debt of approximately $216.4 million, including approximately $165.6 million outstanding under the DIP financing facility and approximately $50.8 million subject to compromise under the bankruptcy proceedings. The floating interest rates are based upon the prevailing LIBOR or prime rates. For the DIP financing facility and floating rate debt not subject to compromise, interest rate changes can impact earnings and cash flows. For floating rate debt subject to compromise, interest rate change can impact current earnings; however, accumulated interest combined with the outstanding principal balance is limited to the fair market value of the underlying collateral. Additionally, in a rising interest rate environment, earnings may be reduced as interest charges increase on floating rate debt, while the yield on the Company's portfolio of fixed rate mortgages and contracts receivable remains unchanged.

Of approximately $479.9 million in fixed rate debt outstanding at June 30, 2002, $478 million represents unsecured subordinated notes for which no interest has been accrued subsequent to the bankruptcy filing.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 29, 2002, the Company and its debtor subsidiaries emerged from their Chapter 11 proceedings. In connection therewith, outstanding shares of the common stock of the Company were canceled, and shares of new common stock were issued to pre-petition creditors pursuant to the Plan. The Company also issued warrants to purchase 600,000 shares of its new common stock at an exercise price of $20 per share (subject to certain adjustments) to holders of certain subordinate notes as set forth in the Plan. No proceeds were received from these securities issuances and the securities issuances are exempt from registration pursuant to Chapter 11 ss.1145 of the Bankruptcy Code. The Company's articles of incorporation were amended and restated, and a copy thereof has been filed with the Securities and Exchange Commission as Exhibit 3.1 to the Company's Current Report on Form 8-K (Date of Event: July 29, 2002).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

The following exhibits are filed as part of this Form 10-Q or, where so indicated, have been previously filed and are incorporated hereby by reference.

No.       Description

3.1 Articles of Amendment and Restatement of Sunterra Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (date of event: July 29, 2002))

3.2       Amended and Restated Bylaws of Sunterra Corporation

10.1 Third Amended and Restated Joint Plan of Reorganization, dated May 9, 2002, of Sunterra Corporation and its debtor affiliates under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (date of event: May 9, 2002))

10.2 Second Amendment, dated as of May 9, 2002, to Financing Agreement dated as of April 20 2001 among Sunterra Corporation, certain affiliates of Sunterra Corporation and Greenwhich Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (date of event: May 9, 2002))

10.3 Third Amendment, dated as of June 6, 2002, to Financing Agreement dated as of April 20 2001 among Sunterra Corporation, certain affiliates of Sunterra Corporation and Greenwhich Capital Markets, Inc. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K (date of event: June 12, 2002))

10.4 Confirmation Order, dated June 21, 2002, of the Bankruptcy Court (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K)

10.5 Loan Agreement, dated as of July 29, 2002, by and between Merrill Lynch Capital Mortgage Capital Inc., as agent for certain lenders parties thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (date of event: July 29, 2002))

10.6 Warrant Agreement, dated as of July 29, 2002, by and between Sunterra Corporation and Merrill Lynch Capital Mortgage Capital Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (date of event: July 29, 2002))

10.7 Sunterra Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (date of event: July 29, 2002))

10.8 Warrant Agreement, dated as of July 29, 2002, by and between Sunterra Corporation and Mellon Investor Services LLC, as warrant agent (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (date of event: July 29, 2002))

10.9 Registration Rights Agreement, dated as of July 29, 2002, by and among Sunterra Corporation, Merrill Lynch Mortgage Capital Inc. and certain initial holders (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (date of event: July 29, 2002))

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


b.   Reports on Form 8-K

Form 8-K filed on May 13, 2002 reporting the execution by the Company of a Third Amended and Restated Joint Plan of Reorganization and a Second Amendment to the Financing Agreement by and among the Company, certain subsidiaries of the Company, the financial institutions from time to time party thereto, and Greenwich Capital Markets, Inc., and including the Company's November 2001 and December 2001 Monthly Operating Reports filed with the Bankruptcy Court.

Form 8-K filed on May 28, 2002 including the Company's press release regarding its unaudited results for 2001 and 2000 and adjustments to previously reported December 31, 1999 retained earnings balance.

Form 8-K filed on May 31, 2002 including the Company's January 2002 and February 2002 Monthly Operating Reports filed with the Bankruptcy Court.

Form 8-K filed on June 13, 2002 reporting the Company's execution of a Third Amendment to Financing Agreement and including a press release regarding the Bankruptcy Court approval for financing with Merrill Lynch.

Form 8-K filed on June 13, 2002 including the Company's March 2002 Monthly Operating Report filed with the Bankruptcy Court.

Form 8-K filed on June 28, 2002 reporting the confirmation by the Bankruptcy Court of the Company's Plan of Reorganization and including a press release regarding the Company's entering into an exclusive global affiliation agreement with Interval International.

Form 8-K filed on June 28, 2002 including the Company's April 2002 Monthly Operating Report filed with the Bankruptcy Court.

                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                SUNTERRA CORPORATION


                By: /s/ James F. Anderson
                    ---------------------------------------
                    James F. Anderson
                    Vice President and Corporate Controller
                    (Chief Accounting Officer)


Dated: August 14, 2002