Form 10-Q
period 2002-09-30
SUNTERRA CORP
filed 2002-11-14
CIK 1016577

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

000-21193
Commission File Number

SUNTERRA CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of Incorporation or organization)	95-4582157 (I.R.S. Employer Identification Number)

1781 Park Center Drive
Orlando, Florida 32835
(407) 532-1000
(Address of principal executive offices including zip code)

(407) 532-1000
(Registrant’s telephone number including area code)

WWW.SUNTERRA.COM
(Registrant’s Website Address)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

             Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a bankruptcy court. ☒ Yes ☐ No

             Number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at November 8, 2002: 18,045,077.

SUNTERRA CORPORATION

INDEX

ITEM		PAGE NUMBER
	Safe Harbor Statement - Cautionary Notice Regarding Forward Looking Statements	3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Statements of Operations for the two months ended September 30, 2002 (Successor), one month ended July 31, 2002 (Predecessor) and three months ended September 30, 2001 (Predecessor) (Unaudited)	4

	Condensed Consolidated Statements of Operations for the seven months ended July 31, 2002 (Predecessor) and nine months ended September 30, 2001 (Predecessor) (Unaudited)	5

	Condensed Consolidated Balance Sheets as of September 30, 2002 (Successor) and December 31, 2001 (Predecessor) (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the two months ended September 30, 2002 (Successor), seven months ended July 31, 2002 (Predecessor), and nine months ended September 30, 2001 (Predecessor) (Unaudited)	7

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities and Use of Proceeds	24

Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES	25

SAFE HARBOR STATEMENT - CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2001 under the headings “Business-Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in that report and herein and relate, without limitation, to matters arising from the emergence of the Company and certain of its subsidiaries as debtors from proceedings under Chapter 11 of the Bankruptcy Code. Any or all of these factors could cause our actual results and financial or legal status to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNTERRA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Successor	Predecessor	Predecessor

	Two months ended September 30, 2002	Month ended July 31, 2002	Three months ended September 30, 2001

Revenues:
Vacation Interest sales	$36,089	$17,630	$43,520
Vacation Interest lease revenue	2,872	1,069	3,075
Club Sunterra membership fees	1,127	570	1,403
Resort rental income	1,528	1,562	3,080
Management fees	3,051	1,673	4,765
Interest income	5,096	2,315	7,596
Other income	4,815	1,747	6,624

Total revenues	54,578	26,566	70,063

Costs and Operating Expenses:
Vacation Interests cost of sales	8,211	3,864	9,363
Advertising, sales and marketing	22,263	10,948	27,100
Maintenance fee and subsidy expense	1,285	2,580	3,789
Provision for doubtful accounts and loan losses	989	1,144	3,721
Loan portfolio expenses	2,200	1,370	2,826
General and administrative	15,056	7,234	20,700
Depreciation and amortization	1,862	1,042	5,670
Reorganization costs, net	4,892	(338,024)	11,707
Restructuring costs	1,196	380	—

Total costs and operating expenses	57,954	(309,462)	84,876

(Loss) income from operations	(3,376)	336,028	(14,813)

Interest expense (a)	(3,942)	(1,027)	(5,674)
Income from investments in joint ventures	975	470	964

(Loss) income before provision (benefit) for income taxes	(6,343)	335,471	(19,523)
Provision (benefit) for income taxes	1,376	420	(464)

Net (loss) income	$(7,719)	$335,051	$(19,059)

(Loss) income per share:
Basic	$(0.43)	$9.30	$(0.53)
Weighted average number of common shares outstanding	18,045	36,025	36,025

(a) Interest expense is comprised of contractual interest of $3,967, net of capitalized interest of $25 for the two months ended September 30, 2002. Interest expense is comprised of contractual interest of $4,401 and $15,864, net of unaccrued interest of $3,358 and $10,096 and capitalized interest of $16 and $94 for the month ended July 31, 2002 and the three months ended September 30, 2001, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Predecessor	Predecessor

	Seven months ended July 31, 2002	Nine months ended September 30, 2001

Revenues:
Vacation Interest sales	$99,034	$125,421
Vacation Interest lease revenue	5,624	8,379
Club Sunterra membership fees	4,137	4,226
Resort rental income	8,414	9,899
Management fees	12,714	15,275
Interest income	16,677	22,822
Other income	11,371	19,125

Total revenues	157,971	205,147

Costs and Operating Expenses:
Vacation Interests cost of sales	21,426	25,969
Advertising, sales and marketing	64,077	77,738
Maintenance fee and subsidy expense	7,671	10,690
Provision for doubtful accounts and loan losses	4,091	10,431
Loan portfolio expenses	7,839	7,858
General and administrative	45,028	54,021
Depreciation and amortization	7,871	14,297
Reorganization costs, net	(332,611)	29,621
Restructuring costs	1,045	—

Total costs and operating expenses	(173,563)	230,625

Income (loss) from operations	331,534	(25,478)

Interest expense (a)	(9,163)	(15,947)
Other non-operating income	—	184
Income from investments in joint ventures	2,640	2,849

Income (loss) before provision for income taxes	325,011	(38,392)
Provision for income taxes	3,026	484

Net income (loss)	$321,985	$(38,876)

Income (loss) per share:
Basic	$8.94	$(1.08)
Weighted average number of common shares outstanding	36,025	36,025

(a) Interest expense is comprised of contractual interest of $32,971 and $46,478, net of unaccrued interest of $23,558 and $30,296 and capitalized interest of $250 and $235 for the seven months ended July 31, 2002 and the nine months ended September 30, 2001, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)
(Unaudited)

	Successor	Predecessor

	September 30, 2002	December 31, 2001

ASSETS
Cash and cash equivalents	$21,702	$27,207
Cash in escrow and restricted cash	44,104	99,354
Mortgages and contracts receivable, net of an allowance of $32,077and $36,206 at September 30, 2002 and December 31, 2001, respectively	172,085	176,036
Retained interests in mortgages receivable sold	17,350	15,974
Due from related parties	5,286	9,902
Other receivables, net	12,853	13,013
Prepaid expenses and other assets	40,435	20,267
Assets held for sale	14,188	11,324
Investments in joint ventures	29,886	19,698
Real estate and development costs, net	159,892	180,087
Property and equipment, net	69,388	67,431
Intangible assets, net	139,218	23,198

Total assets	$726,387	$663,491

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Borrowings under exit financing agreement	$203,877	$—
Borrowings under debtor-in-possession financing agreement	—	68,311
Accounts payable	21,550	16,695
Accrued liabilities	82,374	86,939
Deferred revenue	95,211	86,134
Income taxes payable	2,835	—
Deferred tax liability	—	291
Notes payable	32,035	28,005
Liabilities subject to compromise	—	712,866

Total liabilities	437,882	999,241

Commitments and contingencies
Stockholders’ equity (deficiency)
Predecessor preferred stock (25,000 shares authorized; none issued or outstanding at December 31, 2001)	—	—
Successor common stock ($0.01 par value, 30,000 shares authorized; 18,045 outstanding at September 30, 2002)	180	—
Predecessor common stock ($0.01 par value, 50,000 shares authorized; 36,025 outstanding at December 31, 2001)	—	360
Additional paid-in capital	296,714	164,607
Accumulated deficit	(7,719)	(491,281)
Accumulated other comprehensive loss	(670)	(9,436)

Total stockholders’ equity (deficiency)	288,505	(335,750)

Total liabilities and stockholders’ equity (deficiency)	$726,837	$663,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Successor	Predecessor	Predecessor

	Two months ended September 30, 2002	Seven months ended July 31, 2002	Nine months ended September 30, 2001

Operating activities:
Net (loss) income	$(7,719)	$321,985	$(38,876)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,862	7,871	14,297
Provision for doubtful accounts and loan losses	989	4,091	10,431
Amortization of capitalized loan origination costs	130	395	1,918
Amortization of capitalized financing costs	1,435	1,520	985
Gain on settlement of debt	—	(34,563)	—
Gain on cancellation of debt	—	(232,697)	—
Fresh start adjustments	—	(112,742)	—
Income on investments in joint ventures	(975)	(2,640)	(2,849)
Gain on sales of property and equipment	—	(4,165)	(2,243)
Deferred income taxes	—	(522)	—
Changes in retained interests in mortgages receivable sold	(560)	(980)	(2,300)
Changes in operating assets and liabilities:
Cash in escrow and restricted cash	7,525	48,934	(35,345)
Mortgages and contracts receivable	(2,252)	2,197	(1,029)
Due from related parties	(1,892)	5,858	(2,229)
Other receivables, net	1,635	1,763	3,472
Prepaid expenses and other assets	(631)	(6,997)	(1,626)
Real estate and development costs	8,907	6,128	25,126
Deferred revenue	(2,001)	9,946	6,589
Liabilities not subject to compromise:
Accounts payable	(2,921)	4,250	(477)
Accrued liabilities	(17,589)	10,503	(2,923)
Income taxes payable	128	850	—
Liabilities subject to compromise	—	(2,043)	1,088

Net cash (used in) provided by operating activities	(13,929)	28,942	(25,991)

Investing activities:
Proceeds from sale of assets	7,235	(10)	39,076
Capital expenditures	(6,717)	(9,745)	(9,582)
Decrease (increase) in intangible and other assets	(4)	(5,713)	(2,273)
Investments in joint ventures	4	1,240	1,921

Net cash provided by (used in) investing activities	518	(14,228)	29,142

Financing activities:
Borrowings under debtor-in-possession financing agreement	—	101,895	67,514
Borrowings under exit financing agreement	10,000	193,877	—
Debt issuance costs	—	(8,936)	—
Proceeds from notes payable	2,962	2,847	3,350
Payments of accrued interest on settlement of debt	—	(15,058)	—
Payments on debtor-in-possession financing agreement	—	(170,206)	(54,161)
Payments on notes payable and mortgage-backed securities	(5,417)	(11,351)	(15,442)
Payments on credit line facilities	—	(110,924)	(1,146)

Net cash provided by (used in) financing activities	7,545	(17,856)	115

Effect of changes in exchange rates	(432)	3,935	(2,509)

Net (decrease) increase in cash and cash equivalents	(6,298)	793	757
Cash and cash equivalents, beginning of period	28,000	27,207	21,062

Cash and cash equivalents, end of period	$21,702	$28,000	$21,819

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$12,518	$13,602	$34,237
Cash paid for taxes, net of tax refunds	$1,311	$3,091	$(460)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNTERRA CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share amounts)
(Unaudited)

Note 1 – Background and Basis of Presentation

The operations of Sunterra Corporation (Sunterra) and its wholly owned subsidiaries consist of (i) marketing and selling vacation ownership interests at its resort locations and off-site sales centers, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity (Vacation Intervals), and vacation points which may be redeemed for occupancy rights, for varying lengths of stay, at participating resort locations (Vacation Points, and together with Vacation Intervals, Vacation Interests), both of which generally include a deeded, fee-simple interest in a particular unit, (ii) marketing and selling Vacation Points representing a beneficial interest in a trust which holds title to vacation property real estate for the benefit of purchasers of those points, (iii) leasing Vacation Intervals at certain Caribbean locations, (iv) acquiring, developing, and operating vacation ownership resorts, (v) providing consumer financing to individual purchasers for the purchase of Vacation Interests at its resort locations and off-site sales centers, and (vi) providing resort rental management and maintenance services for which the Company (defined below) receives fees paid by the resorts’ homeowners’ associations.

The accompanying condensed consolidated financial statements have been presented in accordance with SOP 90-7 and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the seven months ended July 31, 2002 and the two months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

These statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2001 Annual Report on Form 10-K. Accounting policies used in preparing these financial statements are the same as those described in such Form 10-K, unless otherwise noted herein. As a result of adopting fresh start reporting upon emerging from Chapter 11 status, the Company’s financial statements are not comparable with those prepared before the Plan was confirmed, including the historical condensed consolidated financial statements included herein. References to “Predecessor” refer to Sunterra and its subsidiaries through July 31, 2002. References to “Successor” refer to Sunterra and its subsidiaries on or after August 1, 2002.

As of December 31, 2001, the Company’s consolidated stockholders’ deficiency of $335.8 million, its status as a debtor-in-possession operating under Chapter 11 Bankruptcy Court protection, the lack of approval of the proposed plan of reorganization, and the Company’s lack of binding commitments for exit and post-emergence working capital financing, gave rise to substantial doubt about the Company’s ability to continue as a going concern. As further described in Notes 2 and 5 below, in June and July of 2002, the Company’s reorganization plan was confirmed by the Bankruptcy Court and the Company successfully obtained exit and working capital financing and emerged from Chapter 11. Accordingly, management believes that the restructuring of the Company’s business and its capital structure have provided the Company the ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business.

Certain reclassifications were made to the 2001 condensed consolidated financial statements to conform to the 2002 presentation.

Note 2 – Reorganization of the Business Under Chapter 11

On May 31, 2000 (the Petition Date), Sunterra Corporation and 36 of its wholly owned subsidiaries each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11) in the United States Bankruptcy Court for the District of Maryland (Baltimore Division) (the Bankruptcy Court). Two additional subsidiaries subsequently filed voluntary petitions under Chapter 11 of the Bankruptcy Code. The bankruptcy cases of Sunterra Corporation and its subsidiaries that filed for relief under the Bankruptcy Code were jointly administered. These entities were operated as debtors-in-possession (the Debtor Entities) in accordance with the provisions of the Bankruptcy Code. Sunterra Corporation’s subsidiaries that did not file voluntary petitions for relief under Chapter 11 (the Non-Debtor Entities, and collectively with the Debtor Entities, the Company) continued to operate their respective businesses outside the protection of the Bankruptcy Code.

Plan of Reorganization

On January 31, 2002, the Debtor Entities filed a joint plan of reorganization (as amended on February 20, 2002, April 19, 2002, April 26, 2002 and May 9, 2002, the Proposed Plan) and accompanying disclosure statements with the Bankruptcy Court. The Bankruptcy Court confirmed the Proposed Plan (the Plan) by an order entered on June 21, 2002. According to the terms of the Plan, it became effective when certain conditions, as set forth in the Plan, were either satisfied or waived by the Official Committee of Unsecured Creditors. The conditions to the effectiveness of the Plan were fulfilled on July 29, 2002 (the Effective Date) and the Debtor Entities emerged from their Chapter 11 proceedings on that date.

The Plan provides for (i) payment in full of allowed administrative and fee claims (which include, among other things, assumed contracts, professional fees and indenture trustee fees and expenses), debtor-in-possession lender claims and priority taxes; and (ii) settlement and resolution of all other claims against the Debtor Entities as of the Petition Date. The Plan provides for distributions to creditors of: (i) cash, (ii) new debt securities, (iii) shares of common stock of the reorganized Company, and (iv) warrants for the purchase of New Sunterra Stock. Certain of the unsecured creditors have also received or will receive non-transferable beneficial interests in a trust to be established for purposes of pursuing certain claims against third parties. Pursuant to the terms of the Plan, the Debtor Entities are deemed substantively consolidated and treated as a single entity to eliminate: (i) cross-corporate guaranties by one Debtor Entity of another Debtor Entity, (ii) duplicate claims against more than one Debtor Entity, and (iii) intercompany claims among the substantively consolidated Debtor Entities. As a result of the substantive consolidation, each claim filed against one of the Debtor Entities is deemed to be filed against all of the debtors as a single entity. The consolidated assets create a single fund from which all claims against the consolidated Debtor Entities will be satisfied.

Under the Bankruptcy Code, pre-petition liabilities and creditors must be satisfied before stockholders may receive any distribution. The Plan provides for no distributions to the holders of the Predecessor company’s common stock, and all then outstanding shares of such common stock were canceled as of the Effective Date.

Pursuant to the Plan, the following transactions were completed on or about the Effective Date:

•
the Company amended and restated its Bylaws and also filed Articles of Amendment and Restatement with the Maryland State Department of Assessments and Taxation authorizing an aggregate of 30,000,000 shares of new common stock, par value $0.01 per share;

•
the Company entered into a loan agreement (the Exit Financing Facility) with Merrill Lynch Mortgage Capital Inc. (Merrill Lynch) as agent and lender with a maximum availability of $300 million to be used to make cash payments required under the Plan and for general corporate and working capital purposes. As part of this loan agreement, Merrill Lynch was granted warrants exercisable for 1,190,148 shares of new common stock at an exercise price of $15.25 per share (the deemed value of the shares solely for purposes of the Plan), subject to adjustment under certain anti-dilution provisions of the warrant agreement;

•
the Company adopted the Sunterra Corporation 2002 Stock Option Plan, under which the Company may grant certain employees options to purchase shares of new common stock and reserved 2,012,821 shares of new common stock for issuance under the Plan;

•
the Company entered into a Warrant Agreement with Mellon Investor Services LLC, as warrant agent, which provides for the issuance of warrants to purchase up to 600,000 shares of new common stock to former holders of certain subordinated notes as set forth in the Plan; and

•
the Company entered into a Registration Rights Agreement with Merrill Lynch and certain holders of new common stock, which provides that the Company will file a shelf registration statement under the Securities Act of 1933, within 45 days of the filing of the Company’s Annual Report on Form 10-K for fiscal 2002, to register the resale of shares of new common stock by certain holders.

Fresh Start Adjustments

The accompanying condensed consolidated financial statements have been presented in conformity with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position 90-7, Financial Reporting By Entities In Reorganization Under the Bankruptcy Code, as amended (SOP 90-7). In accordance with SOP 90-7, the Company was required to adopt fresh-start reporting because the holders of the existing voting shares immediately prior to filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity, and its reorganization value was less than the total of its post-petition liabilities and allowed claims. For accounting purposes, the Company assumed that the Plan was consummated on July 31, 2002. Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value at the date of reorganization. The fresh start adjustments were based upon the work of outside appraisers and financial consultants, as well as internal valuation estimates using discounted cash flow analyses, to determine the relative fair values of the assets and liabilities of the Company. The estimate of reorganization value was based on a number of assumptions regarding the anticipated future performance of the Company, industry performance, general business and economic conditions and other matters.

The liabilities of reorganized Sunterra consist primarily of post-petition current liabilities, notes payable issued in settlement of certain pre-petition claims, certain outstanding pre-petition allowed claims, and amounts outstanding under the Exit Financing Facility. In accordance with fresh-start accounting, a gain on forgiveness of pre-petition liabilities of $232.7 million resulting from the implementation of the Plan is included in the Predecessor company’s condensed consolidated statement of operations for the seven months ended July 31, 2002. In addition, the accumulated deficit of the Predecessor company as of

July 31, 2002 totaling $282.0 million (after the effect of the gain on cancellation of pre-petition liabilities) was eliminated, and, at August 1, 2002, the reorganized Successor company’s financial statements showed no beginning retained earnings or deficit. In addition, all accumulated depreciation and amortization were reduced to $0 at July 31, 2002.

The Company determined that the reorganization value of the assets at July 31, 2002 exceeded the fair value of identifiable assets and recognized $138.8 million as reorganization value in excess of amounts allocable to identifiable assets – goodwill. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, the excess reorganization value is assumed to have an indefinite useful life and will not be amortized. The excess reorganization value will be tested for impairment at least annually as specified in SFAS No. 142. As a result of adopting fresh start reporting upon emerging from Chapter 11 status, the Company’s financial statements are not comparable with those prepared before the Plan was confirmed, including the historical condensed consolidated financial statements included herein.

The Company is still in the process of evaluating the fair value of certain real estate and development costs, and the accompanying condensed consolidated financial statements do not reflect any adjustments for these assets. The amount of fresh start adjustments, if any, ultimately recorded by the Company with respect to these assets could result in material changes to the amounts presented below.

The effects of the Plan and implementation of fresh-start accounting on the condensed consolidated balance sheet as of July 31, 2002 is as follows:

	Predecessor	Fresh start				Successor

	July 31, 2002	Debt Restructuring		Adjustments		July 31, 2002

ASSETS

Cash and cash equivalents	$28,000	$—		$—		$28,000
Cash in escrow and restricted cash	51,914					51,914
Mortgages and contracts receivable, net	170,801			193	(d)	170,994
Retained interests in mortgages receivable sold	16,790					16,790
Due from related parties	3,399			(5)	(d)	3,394
Other receivables, net	14,674			(143)	(d)	14,531
Prepaid expenses and other assets	34,538	8,691	(a)	(1,979)	(d)	41,250
Assets held for sale	24,748			(4,377)	(d)	20,371
Investments in joint ventures	21,098			7,817	(d)	28,915
Real estate and development costs, net	168,115			960	(d)	169,075
Property and equipment, net	65,158			(631)	(d)	64,527
Intangible assets, net:
Goodwill and other intangible assets	27,882			(27,506)	(e)	376
Reorganization value in excess of identifiable assets – goodwill	—			138,844	(f)	138,844

Total assets	$627,117	$8,691		$113,173		$748,981

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Borrowings under exit financing agreement	$193,877	$—		$—		$193,877
Accounts payable	20,290	3,388	(b)	(229)	(d)	23,449
Accrued liabilities	98,179	2,310	(b)	(199)	(d)	100,290
Deferred revenue	96,391			859	(d)	97,250
Income taxes payable	2,731					2,731
Notes payable	19,501	14,989	(b)			34,490
Liabilities subject to compromise	550,278	(550,278)	(b)			—

Total liabilities	981,247	(529,591)		431		452,087

Total stockholders’ equity (deficiency)	(354,130)	538,282	(c)	112,742	(g)	296,894

Total liabilities and stockholders’ equity (deficiency)	$627,117	$8,691		$113,173		$748,981

(a)	To record the issuance of warrants for the Successor company’s common stock to the exit financing lender.

(b)	To record certain pre-petition accounts payable and accrued liabilities to be settled in cash or services and to reinstate certain pre-petition notes payable at settlement amounts which approximate fair value.

(c)	To record the issuance of common stock ($296.9 million) and warrants ($8.7 million) of the Successor company and the gain on cancellation of pre-petition liabilities ($232.7 million).

(d)	To adjust assets and liabilities to fair value.

(e)	To write off goodwill.

(f)	To record reorganization value in excess of identifiable assets – goodwill.

(g)	To write off the equity and accumulated deficit of the Predecessor company upon emergence from Chapter 11 in accordance with SOP 90-7, as amended.

Note 3 – New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after September 30, 2001. SFAS No. 142 requires that goodwill and certain other intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed at least on an annual basis for impairment. The amortization of goodwill and certain other intangible assets with indefinite useful lives ceased upon adoption of SFAS No. 142, which occurred on January 1, 2002. In accordance with disclosure requirements of SFAS No. 142, amortization expense for goodwill, net loss and net loss per share assuming the Company had adopted SFAS No. 142 during the three months ended September 30, 2001 are $0.4 million, $18.6 million and $0.52 per share, respectively. Amortization expense for goodwill, net loss and net loss per share during the nine months ended September 30, 2001 are $1.1 million, $38.8 million and $1.08 per share, respectively.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is applicable for fiscal years beginning after September 15, 2002. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The Company adopted SFAS No. 143 to correspond with the implementation of fresh start accounting as of July 31, 2002. Adoption of SFAS No. 143 did not have a material impact on the accompanying condensed consolidated financial statements.

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is applicable for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, and portions of APB Opinion 30, Reporting the Results of Operations. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value less costs to dispose and carrying amount. SFAS No. 144 also requires components of reporting units be treated as discontinued operations, and that expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the accompanying condensed consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. The Company has adopted SFAS No. 145 in 2002 and classified the net gain on settlement of debt (Note 9) as a component of reorganization expenses on the accompanying condensed consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 with the implementation of fresh start accounting as of July 31, 2002. The adoption of this statement did not have a material impact on the accompanying condensed consolidated financial statements.

Note 4 – Exit Financing Facility

On July 29, 2002, the Company entered into an agreement for a two-year $300 million senior secured exit and working capital credit facility (the Exit Financing Facility). The proceeds of the Exit Financing Facility were or are to be used to pay amounts payable in connection with consummation of the Plan, provide mortgage receivable and other working capital financing to the Company and to pay fees and expenses related to the Exit Financing Facility. A portion of proceeds from the initial funding drawn on the Exit Financing Facility was used to pay off amounts outstanding under the Debtor Entities’ debtor-in-possession (DIP) facility.

At September 30, 2002, availability of borrowings under the Exit Financing Facility is $55.1 million. The availability of borrowings under the Exit Financing Facility is based on the amount of eligible mortgages receivable, the value of eligible vacation interests inventory and the value of certain real property and other assets. The Exit Financing Facility is secured by a first priority lien on mortgages and contracts receivable and vacation interests inventory, as well as certain real property and other assets of the Company, subject to certain exceptions. Borrowings under the Exit Financing Facility bear interest at an annual rate equal to one month LIBOR plus 3%, 5%, or 7%, depending on the type of asset collateralizing various advances. In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of the Exit Financing Facility, the Company issued warrants exercisable for 1,190,148 shares of new common stock at an exercise price of $15.25 per share (the deemed value of the shares solely for purposes of the Plan), subject to adjustment under certain anti-dilution provisions of the warrant agreement and will pay an unused commitment fee of 0.25% per annum on the excess availability under the credit facility. The value of the warrants issued to the Exit Financing Facility lender of $8.7 million was determined using a Black-Scholes model based on a risk free interest rate of 3.81%, expected volatility of 50% and an expected life of 5 years. The value of the warrants was recorded as a capitalized financing cost that will be amortized over the term of the Exit Financing Agreement.

Note 5 – Liabilities Subject to Compromise

Under Chapter 11, actions to enforce certain claims against the Debtor Entities were generally stayed if such claims arose, or were based on events that occurred, before the Petition Date. Such liabilities were reflected in the accompanying condensed consolidated balance sheets as liabilities subject to compromise at December 31, 2001. Liabilities subject to compromise were either cancelled or reinstated as of July 31, 2002 in accordance with the terms of the Plan. Liabilities subject to compromise on the accompanying condensed consolidated balance sheet as of December 31, 2001 are presented below:

Secured obligations	$160,130
Subordinated debt	478,000

Subtotal – notes payable subject to compromise	638,130

Accounts payable	31,982
Accrued interest	27,267
Accrued expenses and other liabilities	15,487

$712,866

Note 6 – Mortgages and Contracts Receivable, Net

The following summarizes the Company’s total mortgages and contracts receivable:

	Successor	Predecessor

	September 30, 2002	December 31, 2001

Mortgages and contracts receivable	$200,255	$209,022
Deferred loan origination costs, net	3,907	3,220

Mortgages and contracts receivable, gross	204,162	212,242
Less allowance for loan and contract losses	(32,077)	(36,206)

Mortgages and contracts receivable, net	$172,085	$176,036

Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is as follows:

	Successor	Predecessor

	Two months ended September 30, 2002	One month ended July 31, 2002	Three months ended September 30, 2001	Seven months ended July 31, 2002	Nine months ended September 30, 2001

Balance, beginning of period	$33,303	$32,737	$37,300	$36,206	$37,326
Provision for loan and contract losses	985	558	3,253	3,137	8,672
Receivables charged off, net	(2,211)	(725)	(4,034)	(6,773)	(8,504)
Other	—	733	—	733	(975)

Balance, end of period	$32,077	$33,303	$36,519	$33,303	$36,519

Note 7 – Real Estate and Development Costs, Net

Real estate and development costs consist of the following:

	Successor	Predecessor

	September 30, 2002	December 31, 2001

Land and development costs	$153,348	$532,303
Interests recoverable under defaulted mortgages	14,755	20,126
Less accumulated vacation interest cost of sales	(8,211)	(372,342)

Real estate and development costs, net	$159,892	$180,087

Note 8 – Reorganization Costs, Net

Reorganization costs are comprised of expenses and losses offset by income and gains that were realized or incurred by the Company as a result of reorganization under Chapter 11 and are expensed as incurred. These items have been segregated from normal operating costs and consist of the following:

	Successor	Predecessor

	Two months ended September 30, 2002	One month ended July 31, 2002	Three months ended September 30, 2001	Seven months ended July 31, 2002	Nine months ended September 30, 2001

Professional fees	$4,369	$7,168	$9,051	$23,278	$27,564
Employee retention and severance programs	—	781	2,060	1,733	2,946
Net (gains) losses on asset sales	(10)	109	(130)	(4,165)	(2,243)
Other	533	5,853	1,009	13,327	2,459
Gain on settlement of debt (Note 9)	—	(6,478)	—	(21,236)	—
Interest income	—	(18)	(283)	(109)	(1,105)
Gain on cancellation of pre-petition liabilities	—	(232,697)	—	(232,697)	—
Fresh start adjustments	—	(112,742)	—	(112,742)	—

	$4,892	$(338,024)	$11,707	$(332,611)	$29,621

Note 9 – Gain on Settlement of Debt

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

In May 2002, the Company executed amendments to lease agreements relating to a 1999 sale-leaseback transaction, payments on which were suspended as a result of the bankruptcy proceedings. As a result of the amendments, the minimum lease terms have been extended from November 2002 to April 2004, and the Company’s payment obligations have been reduced by $1.1 million, which is recorded as an offset to reorganization expenses as a gain on settlement of debt.

Pursuant to the Plan and the confirmation order of the Bankruptcy Court (the Confirmation Order), Bank of America, Societe Generale, OCM Real Estate Opportunities Fund II, L.P (as successor to Union Bank of California, N.A. and Bank of Hawaii), (the “Bank Group”) and the Debtors agreed to adopt certain terms and conditions to govern the discharge and complete satisfaction of all obligations of the Debtors to the Bank Group.

Pursuant to the Confirmation Order, all obligations owing by the borrower to OCM Real Estate Opportunities Fund II, L.P. (approximately $18.2 million included accrued interest payable) were settled and satisfied in full effective July 26, 2002 for a cash payment of approximately $12.3 million. The Company recognized a gain on settlement of debt, net of fees and expenses, of approximately $5.6 million that is included as an offset to reorganization costs.

The Debtor Entities, Bank of America and Societe Generale (“Lenders”) entered into an agreement to amend and restate the existing credit agreement in its entirety and to set forth the terms of repayment for all outstanding obligations owing by the Debtor to the Lenders as of July 26, 2002 in the amount of approximately $18.4 million, including accrued interest payable. Pursuant to the terms of the agreement, the Debtors agreed to a cash payment of approximately $7.2 million and the issuance of a 5-year note payable for approximately $11.2 million. The note bears interest at a rate of prime plus 2% and is collateralized by certain mortgages receivable. No gain or loss was recognized on this transaction. All obligations owing to the Lenders were satisfied in full on November 5, 2002.

Pursuant to the Plan and the Confirmation Order, OCM Real Estate Opportunities Fund II, L.P. (as successor to Union Bank of California, N.A.) and the Debtors agreed to settle all outstanding obligations totaling approximately $11.1 million for a cash payment of $10.2 million. The Company recognized a gain on settlement of debt of approximately $0.9 million which is included as an offset to reorganization costs.

Note 10 – Comprehensive (Loss) Income

Comprehensive (loss) income includes all changes in equity (net assets) during a period from non-owner sources. The reconciliation of net (loss) income to comprehensive net (loss) income is as follows:

	Successor	Predecessor

	Two months ended September 30, 2002	One month ended July 31, 2002	Three months ended September 30, 2001	Seven months ended July 31, 2002	Nine months ended September 30, 2001

Net (loss) income	$(7,719)	$335,051	$(19,059)	$321,985	$(38,876)
Unrealized income on available for sale securities	—	—	—	(164)	420
Foreign currency translation adjustments	(670)	1,651	3,013	5,238	271

Total comprehensive (loss) income	$(8,389)	$336,702	$(16,046)	$327,059	$(38,185)

Note 11 – Segment and Geographic Information

The Company currently operates in two geographic segments, the North America and foreign segments. During the Chapter 11 proceedings, the Company operated in three segments, North American Debtor Entities, North American Non-Debtor Entities and foreign entities. All of these segments operate in one industry segment that includes the development, marketing, sales, financing and management of vacation ownership resorts. The Company’s areas of operation outside of North America include the United Kingdom, Italy, Spain, Portugal, Austria, Germany and France. The Company’s management evaluates performance of each segment based on profit or loss from operations before income taxes not including extraordinary items and the cumulative effect of change in accounting principles. No single customer accounts for a significant amount of the Company’s sales. Information about the Company’s operations in different geographic locations is shown below:

	North America	Foreign	Total

Two months ended September 30, 2002 (Successor):
Revenues from external customers	$34,686	$19,892	$54,578
(Loss) income before income tax (benefit) provision	(10,797)	4,454	(6,343)
Segment assets	646,373	80,014	726,387

	North America Debtors	North America Non-Debtors	Foreign	Total Non-Debtors	Total

Month ended July 31, 2002 (Predecessor):
Revenues from external customers	$14,616	$3,763	$8,187	$11,950	$26,566
Income before income tax (benefit) provision	333,214	679	1,578	2,257	335,471

Three months ended September 30, 2001 (Predecessor):
Revenues from external customers	$35,168	$9,937	$24,958	$34,895	$70,063
(Loss) income before income tax (benefit) provision	(20,452)	2,395	(1,466)	929	(19,523)
Segment assets	601,114	28,906	59,156	88,062	689,176

Seven months ended July 31, 2002 (Predecessor):
Revenues from external customers	$77,978	$26,299	$53,694	$79,993	$157,971
(Loss) income before income tax (benefit) provision	309,489	5,223	10,299	15,522	325,011

Nine months ended September 30, 2001 (Predecessor):
Revenues from external customers	$108,261	$30,754	$66,132	$96,886	$205,147
(Loss) income before income tax (benefit) provision	(49,324)	9,067	1,865	10,932	(38,392)
Segment assets	$601,114	28,906	59,156	88,062	689,176

Note 12 – Commitments and Contingencies

On November 13, 2000, a consolidated amended class action complaint (the Complaint) was filed in the United States District Court for the Middle District of Florida (Orlando Division) (the District Court), relating to a putative securities fraud class action brought on behalf of purchasers of common stock of Sunterra for the period from October 8, 1998 through January 19, 2000 (the Class Period). Shortly after the Class Period, fifteen cases were filed in the District Court and were consolidated (the Consolidated Cases). Originally, Sunterra and several of its officers and directors were named as defendants in the Consolidated Cases. Following the filing of the Chapter 11 Cases, the Consolidated Cases were automatically stayed against Sunterra pursuant to Bankruptcy Code Section 362. The Complaint named former officers and directors of Sunterra as defendants, as well as Arthur Andersen LLP, Sunterra’s independent auditors during the Class Period. In or about the spring of 2001, all of the defendants moved to dismiss the Complaint. On March 12, 2002, the District Court entered an order dismissing the Complaint against each of the defendants without prejudice. On July 3, 2002 the plaintiffs filed a second consolidated amended class action complaint with the District Court. The Company was not named as a defendant in this amended complaint. The action is currently pending in the District Court. The Company believes that, pursuant to the discharge granted under the Bankruptcy Code, Debtor Entities cannot be held liable to the plaintiffs if the Debtors are named in the lawsuit. However, certain indemnity rights may be owed by the Debtor Entities to the defendant officers and directors.

The Company uses certain computer software under a software license granted by RCI Technology Corp., formerly known as Resort Computer Corporation (RCC). That software is the foundation for the Company’s integrated computer system, which manages a wide range of hospitality functions, such as reservations, inventory control, sales commissions, Club Sunterra operations, housekeeping and marketing. RCC filed a motion in the Chapter 11 cases alleging that the license agreement should be deemed rejected, which RCC asserts would have the effect of terminating the license. The Company opposed the motion, and the Court ruled in favor of Sunterra and denied RCC’s motion. On June 14, 2002, RCC filed a notice of appeal of the Court’s decision. Although the Company believes that RCC faces several obstacles in this appeal, if RCC was ultimately successful and able to effectively cause the termination of the license, such a result could have a material adverse effect on the Company.

We are also currently subject to other litigation and claims regarding employment, tort, contract, construction, sales taxes and commission disputes, among others. Much of such litigation and claims is pre-petition and was stayed under the

Company’s Chapter 11 proceeding. In our judgment, none of such litigation or claims against the Company is likely to have a material adverse effect on the Company’s financial statements or its business.

Note 13 – Related Party Transactions

In October 2001, the Company entered into a contract with Westpac Resort Group LLC (Westpac), a company 60% owned by a senior vice president of the Company. Westpac arranges tours of vacation residences for potential customers. Management believes that the terms of the agreement are comparable to those of an arms-length transaction. Total payments to Westpac under this agreement were $1.4 million for the nine months ended September 30, 2002.

The Company sells vacation points under a franchising agreement to a company which is 50% owned by the spouse of the former director of franchise operations for Sunterra Europe. The director of franchise operations left the Company in May 2002, and the Company is still selling vacation points under the franchising agreement. Management believes the terms of the franchising agreement are comparable to those of an agreement with an unrelated third party. In 2002, sales through May under the financing agreement were approximately $0.7 million. Sales under the financing agreement for the nine months ended September 30, 2001 were approximately $1.2 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying condensed consolidated financial statements set forth certain data with respect to the financial position, results of operations, and cash flows of the Company which should be read in conjunction with the following discussion and analysis. The terms “Company,” “we,” “our,” and “us” refer to Sunterra Corporation and its subsidiaries. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those contained in our Annual Report on Form 10-K for the year ended December 31, 2001 under the headings “Business-Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in that report. See the Safe Harbor Statement at the beginning of this report.

Overview

We are a vacation ownership (timeshare) company with resort locations in North America, Europe, the Caribbean, Hawaii and Latin America and approximately 250,000 owner families. Our operations consist of:

•
marketing and selling to the public at our resort locations and off-site sales centers: (1) vacation ownership interests which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity, which we refer to as “Vacation Intervals,” (2) vacation points which may be redeemed for occupancy rights for varying lengths of stay at participating resort locations, which we refer to as “Vacation Points,” and (3) Vacation Points representing a beneficial interest in a trust which holds title to vacation property real estate for the benefit of purchasers of those points.

•	leasing Vacation Intervals at certain Caribbean locations;

•	acquiring, developing and operating vacation ownership resorts;

•	operating our Club Sunterra membership program;

•	providing consumer financing to individual purchasers for the purchase of Vacation Intervals and Vacation Points, at our resort locations and off-site sales centers, and;

•	providing resort rental, management, maintenance and collection services for which we receive fees paid by the resorts’ homeowners’ associations.

Reorganization Under Chapter 11

As a result of the defaults on our senior unsecured notes and our secured credit facilities, on May 31, 2000 we sought protection under Chapter 11 of the Bankruptcy Code in order to restructure existing debt and maximize existing cash.

Following a hearing on June 20, 2002, the Bankruptcy Court entered an order on June 21, 2002 confirming our Plan of Reorganization filed on January 31, 2002, as amended (the Plan). We subsequently fulfilled the conditions to the effectiveness of the Plan and on July 29, 2002 emerged from Chapter 11. See Note 2 to the accompanying condensed consolidated financial statements for a summary of certain provisions of the Plan, which is qualified in its entirety by reference to the Plan filed as an exhibit to our Report on Form 8-K, and to the Confirmation Order of the Bankruptcy Court filed as an exhibit to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 28, 2002 and June 28, 2002, respectively.

Also on July 29, 2002, and in connection with the consummation of the Plan, the following actions, among others, occurred:

•
we amended and restated our Bylaws and also filed Articles of Amendment and Restatement with the Maryland State Department of Assessments and Taxation authorizing an aggregate of 30,000,000 shares of new common stock, par value $0.01 per share;

•
we entered into a loan agreement (the Exit Financing Facility) with Merrill Lynch Mortgage Capital Inc. (Merrill Lynch) as agent and lender with a maximum availability of $300 million to be used to make cash payments required under the Plan and for general corporate and working capital purposes. As part of this loan agreement, Merrill Lynch was granted warrants exercisable for 1,190,148 shares of new common stock at an exercise price of $15.25 per share (the deemed value of the shares for purposes of the Plan), subject to adjustment under certain anti-dilution provisions of the warrant agreement;

•
we adopted the Sunterra Corporation 2002 Stock Option Plan, under which we may grant certain employees options to purchase shares of new common stock and reserved 2,012,821 shares of new common stock for issuance under the Plan;

•
we entered into a Warrant Agreement with Mellon Investor Services LLC, as warrant agent, which provides for the issuance of warrants to purchase up to 600,000 shares of new common stock to former holders of certain subordinated notes as set forth in the Plan; and

•
we entered into a Registration Rights Agreement with Merrill Lynch and certain holders of new common stock, which provides that we will file a shelf registration statement under the Securities Act of 1933, within 45 days of the filing of our Annual Report on Form 10-K for fiscal 2002, to register the resale of shares of new common stock by certain holders.

Further, on July 29, 2002, all existing members of our Board of Directors were deemed to have resigned and the new Board of Directors designated pursuant to the Plan took office.

Fresh Start Reporting and Factors Affecting Comparability of Financial Information

The Debtor Entities emerged from Chapter 11 on July 29, 2002. However, for financial reporting purposes, the Company deemed the Effective Date of the Plan to have occurred on July 31, 2002. Fresh start reporting has been implemented as of July 31, 2002, and accordingly, all assets and liabilities were restated to reflect their respective fair values. See Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of the fresh start adjustments. References to “Predecessor” refer to Sunterra and its subsidiaries through July 31, 2002. References to “Successor” refer to Sunterra and its subsidiaries on or after August 1, 2002, after giving effect to the implementation of fresh start reporting. Successor consolidated financial statements are not comparable to Predecessor consolidated financial statements.

RESULTS OF OPERATIONS

For purposes of discussion of results of operations, the combined results of operations for two months ended September 30, 2002 and the month ended July 31, 2002 have been compared to the three months ended September 30, 2001. Similarly, the combined results of operations for two months ended September 30, 2002 and the seven months ended July 31, 2002 have been compared to the nine months ended September 30, 2001. The following table shows the combined 2002 periods in comparison to the corresponding 2001 periods and is presented solely for use in comparative analysis of results of operations and to complement management’s discussion and analysis.

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenues:
Vacation Interest sales	$53,719	$43,520	$135,123	$125,421
Vacation Interest lease revenue	3,941	3,075	8,496	8,379
Club Sunterra membership fees	1,697	1,403	5,264	4,226
Resort rental income	3,090	3,080	9,942	9,899
Management fees	4,724	4,765	15,765	15,275
Interest income	7,411	7,596	21,773	22,822
Other income	6,562	6,624	16,186	19,125

Total revenues	81,144	70,063	212,549	205,147

Costs and Operating Expenses:
Vacation Interests cost of sales	12,075	9,363	29,637	25,969
Advertising, sales and marketing	32,211	27,100	86,340	77,738
Maintenance fee and subsidy expense	3,865	3,789	8,956	10,690
Provision for doubtful accounts and loan losses	2,133	3,721	5,080	10,431

Loan portfolio expenses	3,570	2,826	10,039	7,858
General and administrative	22,290	20,700	60,084	54,021
Depreciation and amortization	2,904	5,670	9,733	14,297
Reorganization costs, net	(333,132)	11,707	(327,719)	29,621
Restructuring costs	1,576	—	2,241	—

Total costs and operating expenses	(251,508)	84,876	(115,609)	230,625

Income (loss) from operations	332,652	(14,813)	328,158	(25,478)

Interest expense	(4,969)	(5,674)	(13,105)	(15,947)
Other non-operating income	—	—	—	184
Income on investment in joint ventures	1,445	964	3,615	2,849

Income (loss) before provision (benefit) for income taxes	329,127	(19,523)	318,668	(38,392)
Provision (benefit) for income taxes	1,796	(464)	4,402	484

Net income (loss)	$327,332	$(19,059)	$314,266	$(38,876)

Comparison of the Combined Three Months Ended September 30, 2002 to the Three Months Ended September 30, 2001

We achieved total revenues of $81.1 million for the three months ended September 30, 2002, compared to $70.1 million for the three months ended September 30, 2001, an increase of 15.8%. Overall revenues for domestic operations increased 17.5% to $53.0 million for the three months ended September 30, 2002 compared to $45.1 million for the three months ended September 30, 2001, and revenues from foreign operations increased 12.5% to $28.1 million for the three months ended September 30, 2002.

In November 2000, the Bankruptcy Court issued an order for the Company to provide certain consumers with renewed rescission rights with respect to the sale of timeshare transactions entered into but not consummated fully prior to the Petition Date. The Company sent registered letters to customers that met this criterion providing a new rescission period. As such, certain sales initially recorded in 2000 were deferred pending receipt from the customers of a reconfirmation of acceptance of the sales agreement. Accordingly, Vacation Interest sales of $0.3 million were recognized for the three months ended September 30, 2001 for such customers that reconfirmed their acceptance of the sales agreements during that period (the “reconfirmed 2000 sales”).

Vacation Interest sales of $53.7 million for the three months ended September 30, 2002 increased by $10.2 million or 23.4%, compared to sales of $43.5 million for the three months ended September 30, 2001. Excluding the effect of the $0.3 million of reconfirmed 2000 sales recorded during the three months ended September 30, 2001, Vacation Interest sales increased by $10.5 million or 24.4% due primarily to the impact of our Chapter 11 proceedings and the events of September 11 on sales in the prior year.

Club Sunterra membership fees earned of $1.7 million for the three months ended September 30, 2002 were $0.3 million higher than membership fees earned of $1.4 million for the three months ended September 30, 2001 due to an increase in club memberships.

Interest income, primarily from financing provided to purchasers and lessees of Vacation Interests, decreased 2.4% to $7.4 million for the three months ended September 30, 2002 from $7.6 million for the three months ended September 30, 2001. The decrease largely resulted from a net decrease in the Company’s portfolio of mortgages and contracts receivable.

Vacation Interest cost of sales of $12.1 million for the three months ended September 30, 2002 increased $2.7 million, or 29.0%, from $9.4 million for the three months ended September 30, 2001. This increase is primarily attributable to the $10.2 million increase in Vacation Interest sales. As a percentage of Vacation Interest sales for the three months ended September 30, 2002 and 2001, Vacation Interest cost of sales were 22.5% and 21.5%, respectively.

For the three months ended September 30, 2002, advertising, sales and marketing costs were $33.2 million or 61.8% of Vacation Interest sales compared to $27.1 million or 62.3%, respectively, for the three months ended September 30, 2001. This represents a $6.1 million or 22.5% increase from the three months ended September 30, 2001 and is due to the increase in revenues during the period.

Maintenance fee and subsidy expense increased 2.0%, or $0.1 million, to $3.9 million for the three months ended September 30, 2002 from $3.8 million for the three months ended September 30, 2001 and totaled 7.2% of Vacation Interest sales for the three months ended September 30, 2002 as compared to 8.7% for the three months ended September 30, 2001. The increase is attributable to special assessments at certain Florida properties and was offset by a decrease in the number of Company-owned Vacation Interests (due to ongoing sales and the disposition of certain resort properties in 2001) and decreases in developer subsidies and guarantees.

The provision for doubtful accounts and loan losses was $2.1 million for the three months ended September 30, 2002 compared to $3.7 million for the three months ended September 30, 2001. Of these amounts, $1.5 million and $3.2 million for the three months ended September 30, 2002 and 2001, respectively, related to mortgages and contracts receivable. The resulting allowance for mortgages and contracts receivable at September 30, 2002 was $32.1 million, representing approximately 16.0% of the total portfolio outstanding at that date compared to $36.2 million and 17.3%, respectively, at December 31, 2001. The decreases in the provision for doubtful accounts and the allowance for mortgages and contracts receivable reflect improved performance resulting from several Company initiatives, including: standardization of underwriting procedures (including higher levels of purchasers’ overall creditworthiness), more timely correspondence with customers whose mortgages and contracts are in danger of becoming delinquent, and higher down payments being obtained upon initial sales and leases. The Company has also benefited from customers prepaying their receivables at higher rates than in the past. The remainder of the provision for doubtful accounts of $0.6 million for the three months ended September 30, 2002 and $0.5 million for the three months ended September 30, 2001 represents estimated uncollectible amounts due from homeowner associations and other receivables.

Loan portfolio expenses increased 26.3% to $3.6 million for the three months ended September 30, 2002 from $2.8 million for the three months ended September 30, 2001. The overall increase is attributable to efforts to maximize collections on delinquent accounts and recovering Vacation Interests from defaulted loans and contracts, as well as improving loans and contract administration.

General and administrative expenses increased $1.6 million or 7.7% to $22.3 million for the three months ended September 30, 2002 from $20.7 million for the three months ended September 30, 2001. As a percentage of total revenues, general and administrative expenses were 27.7% and 29.5% for the three months ended September 30, 2002 and 2001, respectively.

Depreciation and amortization expense decreased 48.8%, or $2.8 million, to $2.9 million for the three months ended September 30, 2002 from $5.7 million for the three months ended September 30, 2001. In accordance with SFAS No. 142, the Company ceased amortizing its goodwill on January 1, 2002. The decrease is also the result of the disposition of certain properties in 2001.

Reorganization costs for the three months ended September 30, 2002 included $345.4 million in income from adjustments related to the implementation of fresh start accounting upon the Company’s emergence from Chapter 11, primarily attributable to the cancellation of pre-petition liabilities. Excluding the effect of these adjustments, reorganization costs were $12.3 million, representing an increase of $0.6 million or 10.3% compared to $11.7 million for the three months ended September 30, 2001. The increase is due to increases in professional fees and other reorganization costs, offset by a $6.5 million gain on debt restructuring recorded in July 2002.

During the three months ended September 30, 2002, the Company incurred $1.6 million of restructuring costs related to the relocation of its corporate headquarters from Orlando, Florida to Las Vegas, Nevada.

Interest expense for the three months ended September 30, 2002, net of capitalized interest of $0.04 million, was $5.0 million, compared to $5.7 million, net of capitalized interest of $0.09 million, for the three months ended September 30, 2001. The decrease was primarily attributable to the settlement of the Finova Loans in January 2002 that were outstanding in 2001.

Comparison of the Combined Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001

We achieved total revenues of $212.5 million for the nine months ended September 30, 2002, compared to $205.1 million for the nine months ended September 30, 2001, an increase of 3.6%. Overall revenues for domestic operations decreased 0.4% to $138.5 million for the nine months ended September 30, 2002 compared to $139.0 million for the nine months ended September 30, 2001, and revenues from foreign operations increased 11.9% to $74.0 million for the nine months ended September 30, 2002. Included in total revenues for the nine months ended 2001 are $15.7 million of reconfirmed 2000 sales.

Vacation Interest sales of $135.1 million for the nine months ended September 30, 2002 increased by $9.7 million or 7.7%, compared to sales of $125.4 million for the nine months ended September 30, 2001. Excluding the effect of the $15.7 million of reconfirmed 2000 sales recorded in 2001, Vacation Interest sales increased by $25.4 million or 23.2% due primarily to the impact of our Chapter 11 proceedings on sales in the prior year.

Club Sunterra membership fees earned of $5.3 million for the nine months ended September 30, 2002 were $1.1 million higher than membership fees earned of $4.2 million for the nine months ended September 30, 2001 due to an increase in club memberships.

Interest income, primarily from financing provided to purchasers and lessees of Vacation Interests, decreased 4.6% to $21.8 million for the nine months ended September 30, 2002 from $22.8 million for the nine months ended September 30, 2001. The decrease largely resulted from a net decrease in the Company’s portfolio of mortgages and contracts receivable.

Other income, which mainly consists of sampler vacation program revenues, travel service revenue, resort amenity income and finance commissions, fell by 15.4% to $16.2 million for the nine months ended September 30, 2002 from $19.1 million for the nine months ended September 30, 2001. This decrease is primarily due to the phase-out of the Encore sampler program and the disposition of certain resorts in 2001.

Vacation Interest cost of sales of $29.6 million for the nine months ended September 30, 2002 increased $3.7 million, or 14.1%, from $26.0 million for the nine months ended September 30, 2001. This increase is primarily attributable to the increase in Vacation Interest sales. As a percentage of Vacation Interest sales for the nine months ended September 30, 2002 and 2001, Vacation Interest cost of sales was 21.9% and 20.7%, respectively.

For the nine months ended September 30, 2002, advertising, sales and marketing costs were $86.3 million or 63.9% of Vacation Interest sales compared to $77.7 million or 62.0%, for the nine months ended September 30, 2001. This represents an $8.6 million or 11.1% increase from the nine months ended September 30, 2001 and is due to increased increased revenues in the current period.

Maintenance fee and subsidy expense decreased 16.2%, or $1.7 million, to $9.0 million for the nine months ended September 30, 2002 from $10.7 million for the nine months ended September 30, 2001 and represented 6.6% of Vacation Interest sales for the nine months ended September 30, 2002 as compared to 8.5% for the nine months ended September 30, 2001. The decrease was primarily the result of a decrease in the number of Company-owned Vacation Interests (due to ongoing sales and the disposition of certain resort properties in 2001) and decreases in developer subsidies and guarantees.

The provision for doubtful accounts and loan losses was $5.1 million for the nine months ended September 30, 2002 compared to $10.4 million for the nine months ended September 30, 2001. The decrease in the provision is due to the Company initiatives discussed in the quarterly analysis above. Of these amounts, $4.1 million and $8.7 million for the nine months ended September 30, 2002 and 2001, respectively, related to mortgages and contracts receivable. The remainder of the provision for doubtful accounts of $1.0 million for the nine months ended September 30, 2002 and $1.7 million for the nine months ended September 30, 2001 represents estimated uncollectible amounts due from homeowner associations and other receivables.

Loan portfolio expenses increased 27.8% to $10.0 million for the nine months ended September 30, 2002 from $7.9 million for the nine months ended September 30, 2001. The overall increase is attributable to efforts to maximize collections on delinquent accounts and recovering Vacation Interests from defaulted loans and contracts, as well as improving loans and contract administration.

General and administrative expenses increased $6.1 million or 11.2% to $60.1 million for the nine months ended September 30, 2002 from $54.0 million for the nine months ended September 30, 2001. As a percentage of total revenues, general and administrative expenses were 28.3% and 26.3% for the nine months ended September 30, 2002 and 2001, respectively. Professional fees account for $3.3 million of the increase and are primarily attributable to the enhancement of the Company’s existing resort management and financial systems. Excluding professional fees, general and administrative expenses for the nine months ended September 30, 2002 increased by 5.2% over the same period in 2001.

Depreciation and amortization expense decreased 31.9%, or $4.6 million, to $9.7 million for the nine months ended September 30, 2002 from $14.3 million for the nine months ended September 30, 2001. In accordance with SFAS No. 142, the Company ceased amortizing its goodwill on January 1, 2002. The decrease is also the result of the disposition of certain properties in 2001.

Reorganization costs for the nine months ended September 30, 2002 included $345.4 million in income from adjustments related to the implementation of fresh start accounting upon the Company’s emergence from Chapter 11, primarily attributable to the cancellation of pre-petition liabilities. Excluding the effect of these adjustments, reorganization costs were $17.7 million, representing a decrease of $11.9 million or 40.2% compared to $29.6 million for the nine months ended September 30, 2001. This decrease is primarily attributable to $21.2 million in gains on debt restructurings in 2002, offset by increases in professional fees and other reorganization costs.

Interest expense for the nine months ended September 30, 2002, net of capitalized interest of $0.28 million, was $13.1 million, compared to $15.9 million, net of capitalized interest of $0.24 million, for the nine months ended September 30, 2001. The decrease was primarily attributable to the settlement of the Finova Loans in January 2002 that were outstanding in 2001.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash principally from:

•	cash sales and cash down payments from sales and leases of Vacation Interests,

•	financing of our mortgages receivable and inventory through our Exit Financing Facility,

•	principal and interest payments and customer prepayments of principal from our mortgages receivable portfolio,

•	rental of unsold vacation interests,

•	receipt of management, reservations and points-based vacation club fees,

•
commissions paid for the origination of European mortgages receivable, where we are paid a commission of 8% of the face value of certain mortgages originated for a third party U.K. financial institution, and

•	dispositions of non-core properties.

During the nine months ended September 30, 2002, net cash provided by operating activities was $15.0 million and was primarily the result of the net income of $314.3 million plus non-cash expenses totaling $18.3 million offset by the non-cash gain on settlement and cancellation of debt of $267.2 million, non-cash fresh start adjustments of $112.7 million and other non-cash gains of $7.8 million. Cash provided by operating activities was also impacted by changes in operating assets and liabilities, including a reduction of $56.5 million in cash in escrow and restricted cash due to implementation of the Plan, a reduction in real estate and development costs of $15.0 million, an increase in deferred revenue of $7.9 million and net collections of receivables totaling $7.3 million offset by an increase in prepaid expenses and other assets of $7.9 million and a decrease in operating liabilities of $6.8 million.

During the nine months ended September 30, 2002, net cash used in investing activities was $13.7 million, with proceeds from sale of assets of $7.2 million offset by capital expenditures of $16.5 million and an increase in intangibles of $5.7 million due to goodwill recorded on an acquisition by our European subsidiary. The goodwill was subsequently eliminated as a portion of the non-cash fresh start adjustments.

During the nine months ended September 30, 2002, net cash used in financing activities was $10.3 million. Payments on notes payable and related accrued interest totaled $313.0 million, including payments of $170.2 million to payoff the DIP financing facility upon emergence from bankruptcy. These payments were funded primarily through borrowings on the DIP financing facility and Exit Financing Facility totaling $305.8 million.

We currently anticipate spending approximately $0.9 million for real estate and development costs at existing resort locations during the remainder of 2002. We plan to fund these expenditures with cash generated from operations and borrowings under the Exit Financing Facility. We believe that, with respect to our current operations, cash generated from operations and future borrowings will be sufficient to meet our working capital and capital expenditure needs through the end of 2002. If these are not sufficient, we have the ability to adjust our spending on real estate and development costs.

The allowance for loan losses at September 30, 2002 was $32.1 million, or 16.0% of the total portfolio of mortgages and contracts receivable outstanding at that date. Management believes the allowance is adequate. However, if the amount of mortgages and contracts receivable that is ultimately written off materially exceeds the related allowances, our business, results of operations and financial condition could be adversely affected.

Our plan for meeting our liquidity needs may be affected by, but not limited to, the following: demand for our product, our ability to borrow funds under our current financing arrangements, an increase in prepayment speeds and default rates on our mortgages and contracts receivable, the threat and/or effects on the travel and leisure industry of future terrorists’ attacks and limitations on our ability to conduct marketing activities.

Complete units at various resort properties are acquired or developed in advance and we finance a significant portion of the purchase price of Vacation Intervals. Thus, we continually need funds to acquire and develop property, to carry mortgages receivable contracts and to provide working capital. We anticipate being able to borrow against our mortgages receivable at terms favorable to us. If we are unable to borrow against or sell our mortgages receivable in the future, particularly if we suffer any significant decline in the credit quality of our mortgages receivable, our ability to acquire additional resort units will be adversely affected and our profitability from sales of Vacation Interests may be reduced or eliminated.

Corporate Finance

On average, we finance approximately 80% of domestic Vacation Interest revenues. Accordingly, we do not generate sufficient cash from sales to provide the necessary capital to pay the costs of developing additional resorts and to replenish working capital. We believe that revenues together with amounts available under the Exit Financing Facility consummated on July 29, 2002 will be sufficient to fund operations for the next twelve months.

During the term of the Chapter 11 cases, the Debtor Entities maintained DIP financing facilities to finance Vacation Interests and provide working capital. A portion of proceeds from the initial funding drawn on the Exit Financing Facility was used to pay in full the amounts outstanding under the DIP facility on July 29, 2002.

Under the terms of the Exit Financing Facility, the Company obtained a two-year senior asset-based non-amortizing revolving credit facility in the amount of $300 million. The availability of borrowings under the Exit Financing Facility is based on the amount of eligible mortgages receivable, the value of eligible vacation interests inventory and the value of certain real property and other assets. The Exit Financing Facility is secured by a first priority lien on the mortgages receivable and vacation interests inventory, as well as certain real property and other assets of the Company, subject to certain exceptions. Borrowings under the Exit Financing Facility bear interest at an annual rate equal to one month LIBOR plus 3%, 5%, or 7%, depending on the type of assets collateralizing various advances. In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of the Exit Financing Facility, the Company will pay an unused commitment fee of 0.25% per annum on the excess availability under the credit facility. Availability under the Exit Financing Facility on September 30, 2002 was $55.1 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Our total revenues denominated in a currency other than U.S. dollars for the nine months ended September 30, 2002, primarily revenues derived from the United Kingdom, were approximately 35% of total revenues. Our net assets maintained in a functional currency other than U.S. dollars at September 30, 2002, which were primarily assets located in Western Europe, were approximately 11% of total net assets. The effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets.

Interest Rate Risk

As of September 30, 2002, we had floating interest rate debt of approximately $229.8 million, including approximately $203.9 million outstanding under the Exit Financing facility. The floating interest rates are based upon the prevailing LIBOR or prime rates. For floating rate debt interest rate changes can impact earnings and cash flows. Additionally, in a rising interest rate environment, earnings may be reduced as interest charges increase on floating rate debt, while the yield on the Company’s portfolio of fixed rate mortgages and contracts receivable remains unchanged.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out by management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, subject to the matters discussed in the following paragraphs with respect to the Company's internal accounting controls, the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with their report on the Company’s financial statements for the years ended December 31, 2001 and 2000, the Company’s independent auditors, Deloitte & Touche LLP (“D & T”), identified to management and the Audit Committee of the Board of Directors certain deficiencies in the design or operation of the Company's internal accounting controls. D&T stated that such matters, considered collectively, constituted a “material internal accounting control weakness” in the Company's ability to prepare financial statements in accordance with U.S. generally accepted accounting principles. Such matters included: inconsistent and improper application of accounting policies, weak supervision and review of accounting staff, weakness of certain key accounting staff, certain unreconciled account balances, poor and in some cases, lack of communication between accounting and operational personnel, weaknesses arising from decentralized accounting systems, reclassification and reallocation of certain journal entries, incomplete document retention, no consolidation reporting of accounting entities into their legal parent entity and lack of an internal audit function.

Management of the Company has, during the period of its evaluation, considered the matters referred to above, and D&T’s recommendations with respect thereto, as part of its general evaluation of the Company’s internal accounting controls in particular and its disclosure controls and procedures generally. Virtually all of the weaknesses cited by D&T had been previously identified following the Company’s filing for protection under Chapter 11 of the Bankruptcy Code. We also recognize the need proactively to respond to these issues and have already implemented a number of changes based upon D&T’s recommendations as briefly described below:

•	Accounting policies and procedures have been reviewed and updated and are communicated to all staff via the Company's intranet. Key accounting personnel have undergone training on these policies and procedures. A new, uniform chart of accounts has been developed and implemented in conjunction with a major upgrade to our accounting software with the restructuring of the Oracle 11i financial system.

•	The accounting functions within the Company have been and continue to be reorganized and clear reporting lines now exist from business units to the corporate accounting group. A significant part of the domestic accounting organization is now based at the Company's head office in Las Vegas and we expect this positively to impact our accuracy and consistency of accounting.

•	We have experienced a considerable turnover of senior accounting staff during the pendency of the Chapter 11 filing. We have also relied to an unusual extent on contracted professional support during that period. Following the appointment of a new CFO in September 2002 we have continued to recruit permanent replacements for these professionals and our reliance on them now is minimal. We expect a much greater degree of continuity amongst our senior accounting staff in the future.

•	The new procedures and policies described above, coupled with the implementation of the Oracle 11i financial system should result in a more effective account reconciliation and analysis process.

•	A number of initiatives are underway to improve the deficiencies in internal communication which have been noted. In particular, ongoing training and imposition of the new policies and procedures should eliminate any communication ambiguities which previously existed. We also believe the physical proximity of many of the key accounting and operational staff in Las Vegas will promote better communication.

•	The move away from decentralized to more centralized accounting systems has been described above.

•	The new accounting policies and chart of accounts will address the issues identified by D&T with respect to reclassification and reallocation of journal entries.

•	A new document retention and storage policy has been prepared by our legal department and accountability for these issues is set out in the accounting policies and procedures already referred to.

•	A major initiative is underway and is expected to be complete by the end of 2002 which will result in the reorganization of the Company's corporate structure. The resultant structure will be more practical, logical and efficient and will eliminate a large number of existing subsidiaries. This will result in us being able, inter alia, to generate financial statements by legal and accounting entities.

•	We propose to develop an internal audit function as recommended by D & T.

The Company continues to evaluate the effectiveness of these actions as well as the Company's overall disclosure controls and procedures. Where changes are underway, but not yet fully implemented, we have attempted to impose temporary mitigating controls focused on the areas of weakness identified by D&T.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 13, 2000, a consolidated amended class action complaint (the Complaint) was filed in the United States District Court for the Middle District of Florida (Orlando Division) (the District Court), relating to a putative securities fraud class action brought on behalf of purchasers of common stock of Sunterra for the period from October 8, 1998 through January 19, 2000 (the Class Period). Shortly after the Class Period, fifteen cases were filed in the District Court and were consolidated (the Consolidated Cases). Originally, Sunterra and several of its officers and directors were named as defendants in the Consolidated Cases. Following the filing of the Chapter 11 Cases, the Consolidated Cases were automatically stayed against Sunterra pursuant to Bankruptcy Code Section 362. The Complaint named former officers and directors of Sunterra as defendants, as well as Arthur Andersen LLP, Sunterra’s independent auditors during the Class Period. In or about the spring of 2001, all of the defendants moved to dismiss the Complaint. On March 12, 2002, the District Court entered an order dismissing the Complaint against each of the defendants without prejudice. On July 3, 2002 the plaintiffs filed a second consolidated amended class action complaint with the District Court. The Company was not named as a defendant in this second amended complaint. The action is currently pending in the District Court. The Company believes that, pursuant to the discharge granted under the Bankruptcy Code, Debtor Entities cannot be held liable to the plaintiffs if the Debtor Entities are ultimately named in the lawsuit. However, certain indemnity rights may be owed by the Debtor Entities to the defendant officers and directors.

The Company uses certain computer software under a software license granted by RCI Technology Corp., formerly known as Resort Computer Corporation (RCC). That software is the foundation for the Company’s integrated computer system, which manages a wide range of hospitality functions, such as reservations, inventory control, sales commissions, Club Sunterra operations, housekeeping and marketing. RCC filed a motion in the Chapter 11 cases alleging that the license agreement should be deemed rejected, which RCC asserts would have the effect of terminating the license. The Company opposed the motion, and the Court ruled in favor of Sunterra and denied RCC’s motion. On June 14, 2002, RCC filed a notice of appeal of the Court’s decision. Although the Company believes that RCC faces several obstacles in this appeal, if RCC was ultimately successful and able to effectively cause the termination of the license, such a result could have a material adverse effect on the Company.

We are also currently subject to other litigation and claims regarding employment, tort, contract, construction, sales taxes and commission disputes, among others. Much of such litigation and claims is pre-petition and was stayed under the Company’s

Chapter 11 proceeding. In our judgment, none of such litigation or claims against the Company is likely to have a material adverse effect on the Company’s financial statements or its business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 29, 2002, the Company and its debtor subsidiaries emerged from their Chapter 11 proceedings. In connection therewith, outstanding shares of the common stock of the Company were canceled, and approximately 18 million shares of new common stock have been issued to pre-petition creditors pursuant to the Plan. Under the Plan, the Company will issue up to 2 million additional shares to general unsecured creditors upon completion of the claims review process. The Company also issued warrants to purchase 600,000 shares of its new common stock at an exercise price of $20 per share (subject to certain adjustments) to holders of certain pre-petition subordinated notes as set forth in the Plan. No proceeds were received from these securities issuances, and the issuance of such securities did not require registration under the Securities Act of 1933, as amended, by reason of the exemption provided by §1145 of the Bankruptcy Code.

On July 29, 2002, in connection with the closing under the Exit Financing Facility, the Company issued to the lender under such facility a warrant exercisable for 1,190,148 shares of the Company’s new common stock at an exercise price of $15.25 per share (subject to certain adjustments). The issuance of this warrant was exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving a public offering.

The Exit Financing Facility prohibits the payment of dividends on the Company’s capital stock.

The Company’s articles of incorporation were amended and restated, and a copy thereof has been filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

The following exhibits are filed as part of this Form 10-Q or, where so indicated, have been previously filed and are incorporated hereby by reference.

No.	Description

3.1	Articles of Amendment and Restatement of Sunterra Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

3.2	Amended and Restated Bylaws of Sunterra Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.1	Third Amended and Restated Joint Plan of Reorganization, dated May 9, 2002, of Sunterra Corporation and its debtor affiliates under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (date of event: May 9, 2002))

10.2	Second Amendment, dated as of May 9, 2002, to Financing Agreement dated as of April 20 2001 among Sunterra Corporation, certain affiliates of Sunterra Corporation and Greenwich Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: May 9, 2002))

10.3	Third Amendment, dated as of September 6, 2002, to Financing Agreement dated as of April 20 2001 among Sunterra Corporation, certain affiliates of Sunterra Corporation and Greenwich Capital Markets, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (date of event: June 12, 2002))

10.4	Confirmation Order, dated September 21, 2002, of the Bankruptcy Court (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.5	Loan Agreement, dated as of July 29, 2002, by and between Merrill Lynch Capital Mortgage Capital Inc., as agent for certain lenders parties thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

10.6	Warrant Agreement, dated as of July 29, 2002, by and between Sunterra Corporation and Merrill Lynch Capital Mortgage Capital Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

10.7	Sunterra Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

10.8	Warrant Agreement, dated as of July 29, 2002, by and between Sunterra Corporation and Mellon Investor Services LLC, as warrant agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

10.9	Registration Rights Agreement, dated as of July 29, 2002, by and among Sunterra Corporation, Merrill Lynch Mortgage Capital Inc. and certain initial holders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

10.10	Employment Agreement dated September 9, 2002 between Sunterra Corporation and Steven E. West

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

Form 8-K filed on July 5, 2002 reporting the confirmation of the Company’s Plan of Reorganization.

Form 8-K filed on July 17, 2002 including the Company’s May 2002 Monthly Operating Report filed with the Bankruptcy Court.

Form 8-K filed on August 8, 2002 reporting the effectiveness of the Company’s Plan of Reorganization and the execution and adoption of certain agreements and documents in connection therewith.

Form 8-K filed on September 5, 2002 including a press release with respect to the appointment of a new chief financial officer and certain other appointments.

Form 8-K filed on September 6, 2002 including the Company’s June 2002 Monthly Operating Report filed with the Bankruptcy Court.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTERRA CORPORATION
By:	/s/ JAMES F. ANDERSON

James F. Anderson Vice President and Corporate Controller (Chief Accounting Officer)

Dated: November  13, 2002

CERTIFICATIONS

I, Nicholas J. Benson, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sunterra Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ NICHOLAS J. BENSON

Date: November 13, 2002

I, Steven E. West, Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sunterra Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEVEN E. WEST

Date: November 13, 2002

Exhibits

The following exhibits are filed as part of this Form 10-Q or, where so indicated, have been previously filed and are incorporated hereby by reference.

No.	Description

3.1	Articles of Amendment and Restatement of Sunterra Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

3.2	Amended and Restated Bylaws of Sunterra Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.1	Third Amended and Restated Joint Plan of Reorganization, dated May 9, 2002, of Sunterra Corporation and its debtor affiliates under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (date of event: May 9, 2002))

10.2	Second Amendment, dated as of May 9, 2002, to Financing Agreement dated as of April 20 2001 among Sunterra Corporation, certain affiliates of Sunterra Corporation and Greenwich Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (date of event: May 9, 2002))

10.3	Third Amendment, dated as of September 6, 2002, to Financing Agreement dated as of April 20 2001 among Sunterra Corporation, certain affiliates of Sunterra Corporation and Greenwich Capital Markets, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (date of event: June 12, 2002))

10.4	Confirmation Order, dated September 21, 2002, of the Bankruptcy Court (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.5	Loan Agreement, dated as of July 29, 2002, by and between Merrill Lynch Capital Mortgage Capital Inc., as agent for certain lenders parties thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

10.6	Warrant Agreement, dated as of July 29, 2002, by and between Sunterra Corporation and Merrill Lynch Capital Mortgage Capital Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (date of event: July 29, 2002)).

10.7	Sunterra Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

10.8	Warrant Agreement, dated as of July 29, 2002, by and between Sunterra Corporation and Mellon Investor Services LLC, as warrant agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

10.9	Registration Rights Agreement, dated as of July 29, 2002, by and among Sunterra Corporation, Merrill Lynch Mortgage Capital Inc. and certain initial holders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

10.10	Employment Agreement dated September 9, 2002 between Sunterra Corporation and Steven E. West

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002