Form 10-Q/A
period 2002-09-30
SUNTERRA CORP
filed 2002-11-15
CIK 1016577

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1

to

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

SUNTERRA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)
(Unaudited)

	Successor	Predecessor

	September 30, 2002	December 31, 2001

ASSETS
Cash and cash equivalents	$21,702	$27,207
Cash in escrow and restricted cash	44,104	99,354
Mortgages and contracts receivable, net of an allowance of $32,077and $36,206 at September 30, 2002 and December 31, 2001, respectively	172,085	176,036
Retained interests in mortgages receivable sold	17,350	15,974
Due from related parties	5,286	9,902
Other receivables, net	12,853	13,013
Prepaid expenses and other assets	40,435	20,267
Assets held for sale	14,188	11,324
Investments in joint ventures	29,886	19,698
Real estate and development costs, net	159,892	180,087
Property and equipment, net	69,388	67,431
Intangible assets, net	139,218	23,198

Total assets	$726,387	$663,491

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Borrowings under exit financing agreement	$203,877	$—
Borrowings under debtor-in-possession financing agreement	—	68,311
Accounts payable	21,550	16,695
Accrued liabilities	82,374	86,939
Deferred revenue	95,211	86,134
Income taxes payable	2,835	—
Deferred tax liability	—	291
Notes payable	32,035	28,005
Liabilities subject to compromise	—	712,866

Total liabilities	437,882	999,241

Commitments and contingencies
Stockholders’ equity (deficiency)
Predecessor preferred stock (25,000 shares authorized; none issued or outstanding at December 31, 2001)	—	—
Successor common stock ($0.01 par value, 30,000 shares authorized; 18,045 outstanding at September 30, 2002)	180	—
Predecessor common stock ($0.01 par value, 50,000 shares authorized; 36,025 outstanding at December 31, 2001)	—	360
Additional paid-in capital	296,714	164,607
Accumulated deficit	(7,719)	(491,281)
Accumulated other comprehensive loss	(670)	(9,436)

Total stockholders’ equity (deficiency)	288,505	(335,750)

Total liabilities and stockholders’ equity (deficiency)	$726,387	$663,491

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