Form 10-K
period 2002-12-31
SUNTERRA CORP
filed 2003-04-15
CIK 1016577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-13815

SUNTERRA CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	95-4582157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3865 West Cheyenne Avenue

North Las Vegas, Nevada 89032

“www.sunterra.com”

(Address of principal executive offices)

Registrant’s telephone number, including area code:

(702) 804-8600

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b2)    YES ☒    NO ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES ☒    NO ☐

The aggregate market value of common equity held by non-affiliates of the registrant as of March 24, 2003 (based on the approximate book value of $15.76 per share of common stock of the registrant, as of December 31, 2002) was $135.2 million.

Number of shares of the registrant’s common stock outstanding at March 24, 2003: 18,045,077

DOCUMENTS INCORPORATED BY REFERENCE

The information contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2003 annual meeting of stockholders is incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

SUNTERRA CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2002

Safe Harbor Statement—Cautionary Notice Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular statements about our plans, objectives, expectations and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify these statements by forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are contained herein under “Business-Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and relate, without limitation, to matters arising from our emergence from proceedings under Chapter 11 of the Bankruptcy Code. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made.

PART I

ITEM 1.     BUSINESS

Unless the context otherwise requires, throughout this report the words “Sunterra,” “we,” “us,” and “our” refer to Sunterra Corporation, a Maryland Corporation, and its subsidiaries.

General

Sunterra Corporation is one of the world’s largest vacation ownership companies, as measured by the number of individual resort locations and owner families. At December 31, 2002 we had approximately 315,000 vacation owner families and 78 club affiliated resort locations in the continental United States, Europe, the Caribbean, Hawaii and Mexico. In addition, there are four Embassy Vacation resorts of which two are joint ventures in partnership with third parties and two are wholly owned by Sunterra Corporation.

Our operations consist of:

•	acquiring, developing and operating vacation ownership resorts;

•	marketing and selling vacation interests to the public at our resort locations and off-site sales centers:

-	selling vacation points which may be redeemed for occupancy rights for varying lengths of stay at participating resort locations, which we refer to as “Vacation Points;”

-	selling vacation ownership interests which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity, which we refer to as “Vacation Intervals;” and

-	leasing Vacation Intervals at certain Caribbean locations;

•	providing consumer financing to individual purchasers of vacation interests;

•	providing resort rental, management, maintenance and collection services for which we receive fees paid by the resorts’ homeowners associations; and

•	operating our Club Sunterra™ membership program.

Our Internet address is www.sunterra.com. On our Internet website, we provide a link to the Securities and Exchange Commission’s website where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934 can be viewed. The information contained on our website, or on other websites linked to our website, is not part of this report.

Segment and geographic information is presented in Note 21 to our consolidated financial statements included in this report.

Marketing of Vacation Interests

We market and sell Vacation Interests in two distinct forms: Vacation Points and Vacation Intervals which are described below under the caption “The Vacation Ownership Industry” and referred to in this report together as “Vacation Interests”.

We market Vacation Interests at our resort locations, through off-site sales centers, and in Europe, through a network of independent distributors. We employ a variety of marketing programs to generate prospects for these sales efforts, including targeted mailings, telemarketing, overnight mini-vacation packages, gift certificates, seminars, dinner parties and various destination-specific local marketing efforts. Additionally, incentive premiums in the form of entertainment tickets, hotel stays, gift certificates or free meals are offered to guests and other potential customers to encourage resort tours. Although the principal goal of our marketing activities is the outright sale of Vacation Interests, in order to generate additional revenue, we rent unoccupied units at some of our resorts through direct consumer marketing, travel agents and vacation package wholesalers. We believe that our room rental operations, in addition to providing us with supplemental revenue, provide us with a good source of potential customers for the purchase of Vacation Interests.

Receivables Financing

We provide consumer financing to consumers for the purchase and lease of Vacation Interests in North America and the Caribbean. We benefit by retaining the positive cash flow spread that results from the difference between our borrowing rate, which averaged approximately 5.3% at December 31, 2002 and the rate charged to our owner families, which averaged 14.7% per annum as of the same date. This financing generally is made available to consumers who make a down payment within established credit guidelines, bears interest at fixed rates, and is collateralized by the underlying Vacation Interest. Our European subsidiary generally originates the mortgages receivable for a third party financial institution and receives a commission (averaging approximately 10%) of the principal amount of eligible consumer loans on a non-recourse basis. At December 31, 2002, our European subsidiary had approximately $7.4 million in mortgages receivable.

During fiscal year 2002, we provided mortgage financing for approximately 62% of domestic Vacation Interests sales and lease revenue. As of December 31, 2002, our mortgages and contracts receivable portfolio included approximately 28,000 active loans and contracts totaling approximately $199.2 million, with a stated maturity typically of seven to ten years. Mortgages and contracts receivable in excess of 60 days past due as of such date were 3.1% as a percentage of gross mortgages and contracts receivable. Our allowance for loan and contract losses was 16.3% as a percentage of gross mortgages and contracts receivable at December 31, 2002.

Given the percentage of purchases that are financed, the availability of financing is essential to provide liquidity to generate ongoing sales of Vacation Interests. We presently use our Merrill Lynch Finance Facility to finance our mortgages receivable. Prior to 2001, we monetized our mortgages receivable through the use of an off-balance sheet conduit that securitized these receivables and, in turn, sold them in the mortgage-backed securities market. We also used on-balance sheet secured financing, whole mortgages receivable sales and other financing vehicles. As of December 31, 2002, we serviced approximately 26,200 loans with an outstanding balance of approximately $216.4 million relating to the conduit, securitizations, joint venture properties and other facilities not included on our balance sheet. We anticipate resuming securitizations during 2003.

Management Services

Through our subsidiaries, RPM Management, Inc., Resort Management International, Inc., and Sunterra Pacific, Inc., we also provide resort rental, management, maintenance and collection services for which we receive fees paid by the resorts’ homeowners associations. Under such arrangements, we typically have primary responsibility for all activities necessary for the day-to-day operation of the managed resort properties, including administrative services, procurement of inventory and supplies and promotion and marketing. Such management agreements typically provide that we are paid a monthly management fee equal to a percentage of monthly maintenance fees and a reservation and accounting fee at certain resorts. The management agreements are usually for a three-year period and are automatically renewable annually, unless either party gives prior notice of non-renewal.

With respect to each managed resort location, we obtain commercial general liability insurance, all-risk property insurance under a manuscript policy, business interruption insurance and other coverages customarily obtained for similar properties. We also provide the managerial and other employees necessary for the managed resort locations, including those necessary for review of the operation and maintenance of the resorts, preparation of reports, budgets, projections and employee training.

RPM has contracts with fourteen homeowners associations at our resorts and an additional eight contracts to manage non-Sunterra resorts. Sunterra Pacific presently manages seven Sunterra Pacific resorts and its units at additional resorts. The homeowners associations have declined to renew Sunterra Pacific’s management agreement past its December 2003 expiration date. This action led Sunterra Pacific to commence arbitration against the homeowners’ associations, as discussed in Item 3. Legal Proceedings in Part 1 of this report. Third party management companies manage our remaining resort locations.

The Vacation Ownership Industry

The resort component of the leisure industry is serviced primarily by two separate alternatives for overnight accommodations—commercial lodging establishments and vacation ownership resorts. Commercial lodging consists generally of hotels and motels in which a room is rented on a nightly, weekly or monthly basis for the duration of the visit and, to a lesser degree, includes rentals of privately owned condominium units or homes. For many vacationers, particularly those with families, the space provided in a rented hotel or motel room relative to the cost is not economical. Room rates and availability at such establishments are also subject to periodic change. Consequently, vacation ownership presents improved lifestyle benefits to owners and an economical alternative to commercial lodging for vacationers.

Increased governmental regulation, higher standards of quality and service, increased flexibility and the rapid entry of a number of well-organized lodging and entertainment companies, including Marriott International, The Walt Disney Company, Four Seasons Hotels & Resorts, Hilton Hotels Corporation, Hyatt Corporation, Cendant Corporation, Starwood Hotels and Resorts Worldwide, Inc. and Fairmont Hotels each have increased the attractiveness of vacation ownership for consumers.

The American Resort Development Association has received results from the first stage of its State of the U.S. Timeshare Industry 2002 research. This segment, representing one-third of the total scope of the study, explores timeshare owner demographics, attitudes and purchase motivations. The data also includes non-owners’ awareness levels and opinions of timeshare. According to the survey, timeshare owners continue to express a high level of satisfaction with the product. Nearly 85% of respondents called themselves either “somewhat” or “very satisfied”—a number mirroring the figure from 1999’s State of the U.S. Timeshare Industry report. The study also finds that owners rarely allow their intervals to go unused. Between exchanges, home resort vacations and use by owner friends and family, more than 93% of timeshare weeks were used in 2000.

Given these satisfaction levels and high utilization rates, it is not surprising that in the past year and a half the timeshare segment has held up surprisingly well despite the impact of the September 11, 2001 terrorists attacks and the recession in the U.S., both of which had a profound impact on the hospitality and travel industry in general. A review of the financial results of the vacation ownership divisions of the major brands, coupled with operating performance announcements of major independents, indicates that timeshare continues to grow as a product in this current difficult economic climate. According to Vacation Ownership World, January 2003, timeshare sales grew by 15% in 2002.

One of the most noteworthy trends in the past few years is the rapid growth of target market segmentation in the vacation ownership industry into luxury, upscale quality, and value segments, to name a few. The luxury segment includes two Marriott-owned brands including the Ritz-Carlton Club and Marriott Grand Residence club, plus Four Seasons, Hyatt and Fairmont. Four Seasons and Hyatt are offering both traditional luxury vacation ownership properties as well as fractional ownership—which typically involves the sale of between 28 days to 13 weeks or more, while the other luxury competitors are concentrating primarily on the new fractional market.

Operating in the upscale segment are such property groups as Marriott Vacation Club International, Westin-branded interval ownership resorts, Disney Vacation Club, Hilton Grand Vacation Club and Embassy Vacation Resorts, which is operated by Sunterra under a license agreement with Hilton.

The quality segment of the industry includes such brands as Sunterra, Starwood Vacation Ownership, and Cendant-owned vacation ownership groups including Fairfield Resorts, Trendwest and Equivest. Horizons by Marriott is a new mid-tier vacation ownership product and the value segment of the industry is also starting to emerge with hoteliers licensing products under such names as Ramada Vacation Suites, Hampton Inns, Wyndham and Amerisuites.

Vacation Points Ownership

In general, under a points-based vacation ownership system, owners, who are more commonly referred to as “members,” purchase points which act as an annual currency exchangeable for occupancy rights at participating resorts. We currently operate three separate points-based vacation ownership systems: our United States “Club Sunterra™” program, with approximately 41,000 members and 23 resort locations in the United States and the Caribbean; Sunterra Pacific’s “VTS” program, with approximately 31,000 members and 23 resort locations in the United States, Canada and Mexico; and Sunterra Europe’s Grand Vacation Club program, with approximately 42,000 members and 32 resort locations in the United Kingdom, Portugal, Spain, the Canary Islands, Germany, France, Austria and Italy.

Our Club Sunterra points-based vacation ownership system operates on a basis similar to the standard Vacation Interval ownership structure in that members usually have a home resort and have a deeded, fee-simple interest in a particular unit or units at that home resort with an ability to exchange use-nights with any other resort within the Club Sunterra system. Club Sunterra members assign their occupancy rights to their deeded Vacation Interval to Club Sunterra and then spend their points to acquire occupancy rights to a Vacation Interval that is available through the Club. Members in Sunterra Pacific’s VTS program do not hold deeded fee simple interests, but rather own beneficial interests in a trust, which holds legal title to the deeded fee simple interests. Members in Sunterra Europe’s Grand Vacation Club™ program also do not hold deeded fee simple interests, but rather have membership in a limited liability company, Grand Vacation Club Limited, plus a right to use the accommodations which are part of the club.

The advantages of a points-based vacation ownership system relate to the flexibility given to members with respect to the use of their Vacation Points versus the use of a traditional Vacation Interval. In traditional Vacation

Interval ownership, owners can either use their Vacation Interval for a one-week stay in a specific unit size at a specific resort or can attempt to exchange their weeks through an external exchange organization, such as Interval International, Inc., or “II,” or Resort Condominium International, LLC or “RCI,” for which an exchange fee is charged by the exchange company. Because Vacation Points function as currency under a points-based vacation ownership system, owners, subject to availability and other factors, have flexibility in choosing the location, season, duration and unit size of their Vacation Interest, based on their annual Vacation Points allocations. In a points-based vacation ownership system, owners can redeem their points for a stay in any one of the resorts included in the club without having to exchange through an external exchange company and without having to pay any exchange fees. Moreover, under our Club Sunterra system, members are also able to effect exchanges through an external exchange program for vacation stays at resorts outside the Club Sunterra resort network if they desire, as the annual Club Sunterra membership fee usually includes annual membership in one of these exchange programs.

To consolidate our exchange company alliances, Sunterra announced on June 20, 2002 that it entered into an exclusive external exchange affiliation agreement with II. This agreement replaced Sunterra’s existing agreement with RCI to provide exchange services for its Sunterra owners. It also replaced the previous agreement between Sunterra Europe and II to provide exchange services for Sunterra Europe’s GVC members. We believe that II’s desire to complement rather than compete with its developer clients coupled with its quality resorts, service, and experience with the leading brands is an advantage of this new relationship, although there is no assurance that II will not compete with developer clients in the future.

A significant component of our business plan is our “One World One Club™” initiative to offer a single headline product to the consumer throughout our areas of operation. This project is intended to result in the integration of our various regional points-based vacation products into a single global membership program. Key aspects of this One World One Club initiative are already in progress through a carefully planned phased implementation. When completed, management believes that the full One World One Club initiative will provide us with significant flexibility in developing the membership system to enhance its attractiveness to the consumer, and also to result in numerous operational efficiencies being gained by the business.

Vacation Interval Ownership

The purchase of a Vacation Interval typically entitles the buyer to use a fully furnished vacation residence, generally for a one-week period each year, or in alternative years, usually in perpetuity. Typically, the buyer acquires an ownership interest in one or more vacation residences or the entire resort, which is generally held in fee simple interest.

The owners of Vacation Intervals at each resort usually operate the property through a non-profit homeowners association, which is governed by a board consisting of representatives of the developer and owners of Vacation Intervals at the resort. The board hires a management company, delegating many of the rights and responsibilities of the homeowners association, including reservations, check-in, grounds landscaping, security, housekeeping, operating supplies, garbage collection, utilities, insurance, laundry and facility repair and maintenance.

Each Vacation Interval owner is required to pay the homeowners association a share of the overall cost of maintaining the property. These assessments, which generally range from $300 to $700 per Vacation Interval per year, consist of an annual maintenance fee plus applicable real estate taxes, funding of replacement reserves and, when needed, special assessments. If the owner does not pay such charges, the owner’s use rights may be suspended and the homeowners association may foreclose on the owner’s Vacation Interval, subject to the rights of the mortgagee.

Competition

All of our vacation and related products face competition for prospects, sales leads and personnel from established, highly visible operators as well as a fragmented array of smaller operators and owners. In developing, marketing and selling Vacation Interests, we compete against the vacation ownership divisions of several established and respected hospitality companies. These include Marriott (Marriott Vacation Club, the Ritz-Carlton Club, Horizons by Marriott and Marriott Grand Residence Club), Cendant (Fairfield Resorts, Equivest Finance Inc, and Trendwest Resorts), Hilton (Hilton Grand Vacations), Starwood (Starwood Vacation Ownership), Disney (Disney Vacation Club), and Hyatt (Hyatt Vacation Club). In addition, in certain markets we also compete with many established companies focused solely on vacation ownership, including Shell Vacations, ILX Resorts, Club LaCosta, Silverleaf Resorts, and Westgate Resorts, and it is possible that other competitors such as Bluegreen Corporation, IntraWest or others may develop properties near our current resorts and compete with us in the future. The majority of the remaining worldwide vacation ownership resorts are owned and operated by smaller, regional companies. We believe that the vacation ownership industry will continue to consolidate in the future.

Historically, we also have competed with the buyers of our Vacation Intervals who subsequently decide to resell their Vacation Intervals, in addition to third-party resellers of vacation ownership interests of our competitors. Such resales are typically at prices substantially less than the original purchase price. While this has not been a significant problem to date, the market price of Vacation Intervals sold by us at a given resort or by our competitors in the market in which a resort is located could be depressed by a substantial number of Vacation Intervals offered for resale.

In providing consumer financing to individual purchasers of Vacation Interests, we compete with numerous channels of financial institutions, including mortgage companies, credit card issuers and other providers of direct-to-consumer financing. These services permit purchasers to utilize a home equity line, mortgage, lower rate credit card or other instrument to finance their purchase. We believe that we provide a convenient and competitive financing package to customers.

Our resort rental management and maintenance services face competition from established real estate entities, as well as similar operations in the companies noted above. These include Vacation Resorts International, RCI Resort Management (a unit of Cendant Corporation, which also owns Fairfield Resorts, Equivest Finance Inc., and Trendwest Resorts), Shell Hospitality, Inc. (a unit of Shell Vacations) and Southern Property Management.

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

Intellectual Property

We own and control a number of trade secrets, trademarks, trade names, copyrights and other intellectual property rights, including the “Sunterra™”, “Club Sunterra™” and “Own Your World™” trademarks, which, in the aggregate, are of material importance to our business. We are licensed to use technology and other intellectual property rights owned and controlled by others, and we license other companies to use technology and other intellectual property rights owned and controlled by us.

Governmental Regulation

Our marketing and sales of Vacation Interests are subject to extensive and ever-changing regulations by the federal and state governments and foreign jurisdictions in which our resort properties are located and in which

Vacation Interests are marketed and sold. At the U.S. federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce generally. Other significant U.S. federal legislation to which we are or may be subject includes the Truth-In-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Fair Housing Act, the Americans With Disabilities Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Gramm Leach Bliley Act, the Real Estate Settlement Procedures Act, the Deceptive Mail Prevention and Enforcement Act, the Civil Rights Acts of 1964 and 1968 and federal and state securities laws.

Recent federal legislation amends the Telemarketing Sales Rule, regulated by the Federal Trade Commission, to include provisions for a nationwide telemarketing do-not-call registry. Generally, telemarketers will be prohibited from calling anyone on that registry. Telemarketers must pay a fee to access the registry, and are required to do so on a quarterly basis. Basic provisions of the rules are effective March 31, 2003, with other provisions becoming effective in October 2003 and January 2004. Enforcement of the federal do-not-call provisions will begin in the fall of 2003, and the rule provides for fines of up to $11,000 per violation. For example, in most states we are required to deliver a disclosure statement, sometimes referred to as a public offering statement or public report, to all prospective purchasers of Vacation Interests, together with certain additional information concerning the terms of the purchase. Laws in most states generally grant the purchaser of a vacation interest the right to cancel a contract of purchase at any time within a period ranging from three to ten calendar days following the later of the date the contract was signed or the date the purchaser received the last of the documents which we are required to provide to the purchaser. Most states have other laws that regulate other activities such as those relating to real estate licensure, exchange program registration, seller of travel licensure, anti-fraud laws, telemarketing and do not call laws, prize, gift and sweepstakes laws and labor laws. Any failure to comply with applicable laws or regulations could have a material adverse effect on our business, results of operations or financial condition.

Certain state and local laws may also impose liability on property developers with respect to construction defects discovered by future owners of such property. Under these laws, future owners of Vacation Intervals may recover amounts in connection with repairs made to a resort as a consequence of defects arising out of the development of the property.

In addition, from time to time, potential buyers of Vacation Interests assert claims with applicable regulatory agencies against Vacation Interest salespersons for unlawful sales practices. These claims could have adverse implications for us in negative public relations, potential litigation and regulatory sanctions.

A number of U.S. federal, state and local laws, including the Fair Housing Amendments Act of 1988 and the Americans with Disabilities Act, impose requirements related to access to and use by disabled persons of a variety of public accommodations and facilities. A determination that our resorts are public accommodations and that we are not in compliance with these accessibility laws could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. Because some accessibility laws impose ongoing obligations, we are likely to incur additional costs to improve the accessibility of our resorts. These costs, however, are not expected to have a material adverse effect on our business, results of operations or financial condition. Any new legislation may impose further burdens or restrictions on property owners with respect to access by disabled persons. If a homeowners association at a resort were required to make significant improvements as a result of non-compliance with these accessibility laws, special assessments might be needed to fund such improvements, which additional costs might cause Vacation Interests owners to default on their mortgages or cease making required homeowners association assessment payments. In addition, the homeowners association under these circumstances would likely pursue the resort developer to recover the cost of any corrective measures. We are not aware of any non-compliance with accessibility laws that management believes would have a material adverse effect on our business, results of operations or financial condition.

We sell Vacation Interests at our resort locations through employees and independent sales agents. The independent sales agents provide services to us under a contractual agreement, and we believe that they are independent contractors, not employees. Accordingly, we do not withhold payroll taxes from the amounts paid to such independent contractors. In the event the Internal Revenue Service or any state or local taxing authority were to successfully classify such independent sales agents as our employees, rather than as independent contractors, and hold us liable for back payroll taxes, such reclassification could have a material adverse effect on us.

The marketing and sales of the Grand Vacation Club points-based vacation ownership system and our other operations are subject to national and European regulation and legislation. Within the European Community (which includes all the countries in which we conduct our operations), the European Timeshare Directive of 1994 (the “Directive”) regulates vacation ownership activities. The terms of the Directive require us to issue a disclosure statement providing specific information about our resorts, require a 10-day rescission period and prohibit the acceptance of payments prior to the expiration of that rescission period. Member states are permitted to introduce legislation that is more protective of the consumer when implementing the Directive. Most of our purchasers are residents of the United Kingdom, where the Directive has been implemented by way of an amendment to the Timeshare Act 1992. In the United Kingdom, a 14-day rescission period is mandatory. There are other United Kingdom laws which are applicable to us, including the Consumer Credit Act 1974, the Unfair Terms in Consumer Contracts Regulations 1994 and the Package Travel, Package Holidays and Package Tours Regulations 1992 and various amending legislation. The Timeshare Act 1992 may have an extra-territorial effect in that United Kingdom resident purchasers buying timeshare interests where the accommodation is situated in other European Economic Area States may rely upon it. All the countries in which we operate have consumer and other laws which regulate our activities in those countries. We are founding members of the Organization for Timeshare in Europe, (the “Organization”) which is the European self-regulating trade body for vacation ownership companies. As a member, we are obligated to comply with all laws as well as with certain codes of conduct, including a code of conduct for the operation of points systems, promulgated by the Organization.

Environmental Matters

Under various federal, state, local and foreign environmental, health, safety and land use laws, ordinances, regulations and similar requirements, a current or previous owner or operator of real property may be required to investigate and clean up hazardous substances, wastes or releases of petroleum products at such property and may be held liable to a governmental entity or to third parties for associated damages and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws may impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. Any failure to comply with applicable environmental laws or regulations could have a material adverse effect on our business, results of operations or financial condition.

In connection with the acquisition and development of Embassy Vacation Resort Lake Tahoe and Sunterra Resorts San Luis Bay Inn, several areas of environmental concern have been identified. The areas of concern at Lake Tahoe relate to possible soil and groundwater contamination that has migrated onto the resort site from an underground petroleum storage tank on an adjacent upgradient property. We have been indemnified by the former owner of the upgradient property for certain costs and expenses in connection with the off-site contamination. California regulatory authorities are monitoring the off-site contamination and the parties have taken action to comply with the remedial action plan put in place by the Lahontan Regional Water Quality Control Board. Residual contamination exists on the resort site as a result of leaking underground storage tanks that were removed prior to our acquisition of the resort site. Beginning in April 2003, access to the resort will be necessary to install an in-situ groundwater remediation system to enhance remediation effectiveness. This groundwater remediation system will consist of three pumping wells and a carbon filtration system. The groundwater will be pumped from the aquifer under the property, treated by the carbon filtration system, and pumped back into the aquifier. This remediation system will operate for approximately two years. We do not believe that we will be held liable for this contamination and do not anticipate incurring material costs in connection with this site. There can be no assurance, however, that the party responsible for the clean up of this contamination will meet its obligations in a complete and timely manner.

San Luis Bay Inn is located in Avila Beach, California. This area has experienced soil and groundwater contamination resulting from nearby oil storage facilities. California regulatory authorities have required the installation of groundwater monitoring wells on the beach near the resort site, among other locations. Remediation has been completed at this site. We do not believe that we are liable for this contamination and do not anticipate incurring material costs in connection with this site. There can be no assurance, however, that claims will not be asserted against us with respect to this matter.

Employees

As of December 31, 2002, we had approximately 4,950 full and part-time employees and engaged approximately 150 independent sales agents to sell Vacation Interests. None of our employees are represented by a labor union and we are not aware of any union organizational efforts with respect to our employees.

Reorganization Under Chapter 11

On July 29, 2002 we and certain of our wholly-owned subsidiaries consummated a joint plan of reorganization under Chapter 11 of the Bankruptcy Code pursuant to an order entered on June 21, 2002 by the U.S. Bankruptcy Court for the District of Maryland (Baltimore Division) approving our joint plan of reorganization. We have been operating out of bankruptcy since July 29, 2002.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization” for a further description of the nature and results of our reorganization and a description of other recent matters impacting our business and results of operations.

Risk Factors

We are subject to various risks and uncertainties relating to or arising out of the nature of our business and general business, economic, financing, legal and other factors or conditions that may affect us. These risks and uncertainties include but are not limited to those referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following:

We recently emerged from Chapter 11 bankruptcy proceedings

We sought protection under Chapter 11 of the Bankruptcy Code in May 2000 as a result of defaults on our senior unsecured notes and our secured credit facilities. In July 2002, we fulfilled the conditions to the effectiveness of our plan of reorganization and emerged from bankruptcy. The principal terms of our plan of reorganization are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization.”

As a result of our emergence from bankruptcy, we no longer enjoy the protections from our creditors previously afforded to us under the Bankruptcy Code. The financial and other obligations we have incurred since the date of the filing of our bankruptcy petition in May 2000 were not discharged in connection with our bankruptcy proceedings. We will therefore be responsible for satisfying the full amount of these obligations as they become due. These post-petition obligations include those incurred under our exit financing facility with Merrill Lynch Mortgage Capital, Inc.

Upon emergence from our bankruptcy proceeding, we adopted the principles of fresh-start financial accounting effective as of July 31, 2002 as described in Note 3 to our consolidated financial statements. Our adoption of fresh-start accounting means that our consolidated financial statements for recent periods prepared on this basis are not comparable with our consolidated financial statements for prior periods. This lack of comparability may make it more difficult for investors to evaluate our financial condition and results of operations.

There can be no assurance that our plan of reorganization will be successful or that we will be able to operate our business profitably following our emergence from bankruptcy. Certain of the challenges that contributed to our filing for bankruptcy, such as intense industry competition and a downturn in economic conditions affecting the travel and tourism industry, continue to exist and are likely to continue to affect our business operations and financial condition adversely. Other companies that have emerged from bankruptcy have encountered operational and financial problems that have caused them to seek bankruptcy protection for a second time.

We are subject to intense industry competition

The vacation ownership industry is highly competitive. Among the many issues affecting all companies in this industry include competition from a broad range of lodging, hospitality and entertainment companies, changes in consumer behavior and the cost, ease and attractiveness of domestic and international travel and seasonality.

We compete with both branded and non-branded hospitality and lodging companies, as well as other established vacation ownership companies. Although major lodging and hospitality companies such as Marriott, Disney, Hilton, Hyatt and Starwood have established vacation ownership operations in the past decade, the industry remains largely unbranded and highly fragmented. We believe that the majority of the vacation ownership resorts are owned and operated by smaller, regional companies.

We cannot assure that we can effectively integrate Club Sunterra and our two other points-based vacation ownership programs into a true “One World One Club”

As an integral part of our business plan, we are seeking to achieve true club globalization through the integration of our three existing separate points-based global vacation systems into a functionally single “One World One Club” system, with the existing Club Sunterra system serving as the platform for this points-based exchange program. Although we have operated these points-based vacation ownership systems separately through certain of the companies we have acquired, we have not previously developed a true, global, system-wide points-based vacation ownership system, and no assurance can be given as to our ability to efficiently develop, integrate or operate such a system, or the form that such system may take or the timing of the implementation of any such system. Risks associated with the integration and operation of a global club include the risks that:

•	our various points-based vacation ownership systems cannot be efficiently integrated; and

•	the points-based vacation ownership systems, like traditional timeshare arrangements, are subject to extensive regulation by federal, state and local jurisdictions, which regulation may adversely impact, delay or prevent achievement of our integration goals.

We cannot assure that we will be able to enter into the branding affiliation called for by our business plan

Our ability to establish and maintain a branding affiliation with an organization possessing a strong established identity among vacation ownership consumers is a component of our business plan. Although discussions to establish a brand affiliation are ongoing, entering into a branding affiliation often is a complex and time-consuming process that requires accommodating a number of competing interests. Moreover, even if we do enter into such a relationship, such affiliations often present their own risks, such as lack of a shared marketing vision, loss of managerial control, increased resort or homeowners association operating costs, and a possible overall reduction in marketing flexibility. Consequently, we can offer no assurance that we will be able to enter into and maintain a successful brand affiliation.

If we are unable to offer purchasers of Vacation Interests the opportunity to participate in effective exchange networks, our sales will suffer

The attractiveness of Vacation Interest ownership is enhanced significantly by the availability of exchange networks that allow Vacation Interest owners to exchange in a particular year the occupancy right in their Vacation Interest for an occupancy right in another participating network resort. According to the American Resort Development Association, the ability to exchange Vacation Interests was cited by buyers as a primary reason for purchasing a Vacation Interest. On June 20, 2002, we entered into an exclusive exchange affiliation agreement with II. If external exchange networks cease to function effectively, or if our resorts are no longer included in an exchange network, notwithstanding our existing points-based clubs, our sales of Vacation Interests could be materially adversely affected.

Unfavorable general economic and industry conditions are affecting our business and could further decrease the demand for vacation ownership units, impair our ability to collect our mortgages receivable and increase our costs

Our business has been adversely affected in recent years by unfavorable general economic and industry conditions, including the effects of weak domestic and world economies, rising unemployment and job insecurity, the terrorist attacks in the United States in September 2001, instability in the airline industry and geopolitical conflict in the Middle East, North Korea and other areas. Any additional downturn in economic conditions or any price increases related to the travel and tourism industry, such as higher airfares or increased gasoline prices, could depress discretionary consumer spending and have a material adverse effect on our business. Any such economic conditions, including recession, may also adversely affect the future availability of attractive financing rates for us or our customers and may materially adversely affect our business. Furthermore, changes in general economic conditions may adversely affect our ability to collect our loans to Vacation Interest buyers. Because our operations are conducted solely within the vacation ownership industry, any adverse changes affecting the industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and vacation patterns, changes in governmental regulation of the industry, increases in construction costs or taxes and negative publicity for the industry, could have a material adverse effect on our business.

The potential liability for any failure to comply with environmental laws or for any currently unknown environmental problems could be significant

Under various environmental laws and regulations, the owner or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on or in, or emanating from, such property, as well as related costs of investigation and associated damages. Except as discussed above, we are not aware of any environmental liability that could have a material adverse effect on our business, assets or results of operations, nor have we been notified by any governmental authority or any third party, and we are not otherwise aware, of any material noncompliance or other claim relating to hazardous or toxic substances or petroleum products in connection with any of our present or former properties. No assurance, however, can be given that we will remain in compliance with all environmental laws and regulations, or that the requirements of such laws and regulations will not change.

Losses from hurricanes and earthquakes in excess of insured limits, as well as uninsured losses, could be significant

Some of our resorts are located in areas that are subject to hurricanes and tropical storms. We have suffered damages from hurricanes and tropical storms in the past, and we may suffer damage from them in the future.

Additionally, resorts may be subject to damage resulting from earthquakes and other natural disasters. We carry commercial liability insurance and all-risk property insurance with coverage for fires, floods, windstorms and earthquakes with additional coverage for business interruption arising from insured perils for resort locations that we manage and our corporate offices. However, there are certain types of losses, such as losses arising from acts of war, civil unrest and terrorism that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our capital invested in a resort, as well as the anticipated future revenues from the resort, and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on our business, properties or operations.

We are dependent upon senior executive management, some of whom are new

Our future success largely depends on the skills and efforts of our senior management team. There has been significant turnover in many of our key senior executives since the date of our bankruptcy filing. While our current President and Chief Executive Officer, Nicholas J. Benson, has held that position since November 2001 and was previously the Chief Executive Officer of Sunterra Europe, our Chief Financial Officer and our General Counsel have held these positions since September 2002 and February 2003 respectively. Consequently, select key members of senior management have a limited history and experience with our companies.

We may be unable to attract, retain and motivate necessary management and other skilled personnel

Our successful implementation of our business plan also requires us to attract, motivate, train and retain additional skilled and experienced sales and other personnel. We will face intense competition for such personnel. We may not be able to attract, motivate and retain personnel with the skills and experience needed to successfully manage our business and operations. Our inability to attract, hire or retain the necessary executive, sales and finance, technical, marketing, information systems and other personnel, or the loss of the services of any member of our senior management team, could have a material adverse effect on our business, financial condition or results of operations.

We will continue to be subject to extensive government regulation

Our marketing and sales of Vacation Interests are subject to extensive and ever-changing regulations by the federal and state governments and foreign jurisdictions in which our resort properties are located and in which Vacation Interests are marketed and sold. On the United States federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce generally. Other significant federal legislation to which we are or may be subject includes the Truth-In-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Fair Housing Act, the Americans With Disabilities Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Gramm Leach Bliley Act, the Real Estate Settlement Procedures Act, the Deceptive Mail Prevention and Enforcement Act, the Civil Rights Acts of 1964 and 1968 and federal and state securities laws. Recent federal legislation amends the Telemarketing Sales Rule, regulated by the Federal Trade Commission, to include provisions for a nationwide telemarketing do-not-call registry. Generally, we will be prohibited from calling anyone on that registry. We will be required to pay a fee to access the registry on a quarterly basis as required by the rules. Basic provisions of the rule are effective March 31, 2003, with other provisions becoming effective in October 2003 and January 2004. Enforcement of the federal do-not-call provisions will begin in the fall of 2003, and the rule provides for fines of up to $11,000 per violation. This legislation may restrict our ability to market effectively our services to new customers. Furthermore, compliance with the new legislation may prove difficult and we may incur penalties under this legislation for conducting our marketing activities. In addition, many states have adopted specific laws and regulations regarding the establishment of condominium and timeshare projects and the sale of vacation interest ownership programs. For example, in most states we are required to deliver a disclosure statement, sometimes referred to as a public offering statement or public report, to all prospective purchasers of Vacation Interests, together with certain additional information concerning the terms of the purchase. Laws in most states generally grant the purchaser of a vacation interest the right to cancel a contract of purchase at any time within a period ranging from three to ten calendar days following the later of the date the contract was signed or the date the purchaser received the last of the documents which we are required to provide to the purchaser. Most states have other laws that regulate other activities such as those relating to real estate licensure, exchange program registration, seller of travel licensure, anti-fraud laws, telemarketing and do not call laws, prize, gift and sweepstakes laws and labor laws. Any failure to comply with applicable laws or regulations could have a material adverse effect on our business, results of operations or financial condition.

Our ability to succeed will be dependent upon our ability to successfully implement our business plan, as to which no assurance can be given

Our ability to execute our business plan must be considered in light of the inherent risks, expenses and difficulties typically encountered by companies emerging from bankruptcy, particularly companies with new and evolving business models. Such unique difficulties include obtaining widespread consumer acceptance for our system wide “One World One Club” points-based vacation product line, and the potential development of comparable vacation ownership products by competitors.

During the Chapter 11 Cases, we did not file required quarterly and annual SEC reports

During the term of our Chapter 11 cases, we did not file required quarterly and annual reports with the SEC. Specifically, we failed to file Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30 in 2000 and for the quarters ended March 31, June 30 and September 30 in 2001. We also failed to file an Annual Report on Form 10-K for the year ended December 31, 2000, were delinquent in filing the Annual Report on Form 10-K for the year ended December 31, 2001 and were delinquent in filing our Quarterly Report on Form 10-Q for the first quarter of 2002. In addition, because our previously audited financial statements for the 1999 and 1998 fiscal years cannot be used, and because we are not able to present unaudited financial statements or certain information for any periods prior to 2000, this report does not, and certain of our future filings under the Securities Exchange Act of 1934 will not comply with certain SEC requirements.

Our common stock is not traded on a securities exchange and may be illiquid or experience significant price volatility

Our common stock was de-listed by the New York Stock Exchange in 2000 as a result of our entering into bankruptcy. On July 29, 2002, the effective date of our plan of reorganization, Sunterra’s then existing common stock was cancelled, and shares of new common stock were issued in accordance with the provisions of the plan. Price information regarding our new common stock is currently quoted on the OTC Bulletin Board. Since our bankruptcy, trading in our common stock has been extremely limited and the price at which our shares have traded has been volatile. Although we intend to apply to have our common stock listed on a securities exchange, we cannot assure you that we will be successful in obtaining a listing or quotation for our common stock on the New York Stock Exchange, NASDAQ or any other securities exchange. Even if our common stock is listed or quoted, an active market for our shares may not develop, and no determination can be made as to the prices at which purchases or sales of our shares may be made. The market price of our common stock may be subject to significant fluctuations in response to numerous factors, including variations in our annual or quarterly financial results or those of our competitors, changes by financial analysts in their estimates, if any, of our future earnings, conditions in the economy in general or in the travel, vacation ownership and leisure industries in particular or unfavorable publicity as well as the “Risk Factors” discussed above. The stock market also has, from time to time, experienced significant price and volume fluctuations that have been unrelated to the operating performance of companies with publicly-traded securities.

Future public sales of our shares could adversely affect our stock price

Future sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. The issuance of shares of our new common stock under our plan of reorganization was exempt from the registration requirements of the federal and state securities laws. Shares of our common stock may be resold in the public market by existing stockholders subject to applicable holding period, volume and other limitations imposed under the federal securities laws or pursuant to a registration statement to register such shares for resale to the public. Under the terms of agreements entered into with our principal stockholders and lenders in connection with our plan of reorganization, we are required to file a registration statement with the Securities and Exchange Commission covering the resale to the public of a substantial amount of our outstanding shares of common stock issued to the stockholders and lenders under our plan of reorganization. We are obligated to file the registration statement on or before May 15, 2003 and to use our best efforts to cause the registration statement to become effective as soon as practicable after the date it is filed. After the registration statement becomes effective, the resales of our shares, or the perception that resales could occur, could cause the amount of our common stock available or perceived to be available for sale in the public market to exceed demand, which could cause the market price of our common stock to drop significantly.

Our stock ownership is concentrated, which may make it difficult for stockholders to exert control over us or to replace our management

Under our plan of reorganization, certain of our pre-petition creditors acquired amounts of our common stock that enable them to exert substantial influence over the election of directors and the management and affairs of our business. Two of our stockholders each hold approximately 25% of our common stock. Accordingly, if these persons vote their shares of our common stock in the same manner, they will have sufficient voting power to determine the outcome of various matters submitted to our stockholders for approval, including mergers, consolidations and the sale of substantially all of our assets. This control may result in decisions that are not in the best interest of our other stockholders.

Our charter and bylaws contain provisions that could limit the value of our common stock

Certain provisions of our charter and bylaws, as well as applicable state law, may have the effect of delaying, deferring, or preventing a change in control of Sunterra. These provisions may make it more difficult for other persons, without the approval of our Board of Directors, to make a tender offer or otherwise acquire substantial amounts of our common stock or to launch other takeover attempts that a stockholder might consider to be in the stockholder’s best interest. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

We do not anticipate paying any dividends

We do not anticipate paying any dividends on our common stock in the foreseeable future. In addition, covenants in certain debt instruments to which we are a party restrict our ability to pay dividends and make certain other payments. In particular, our Merrill Lynch Financing Facility prohibits the payment of dividends or the making of other distributions to stockholders. Certain institutional investors may only invest in dividend-paying equity securities or may operate under other restrictions that may prohibit or limit their ability to invest in our common stock.

We are subject to various restrictions under our Merrill Lynch Financing Facility

Our Merrill Lynch Financing Facility contains various restrictions and limitations that may affect our business and affairs. These include restrictions and limitations relating to our ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. Our Merrill Lynch Financing Facility also requires that we maintain certain financial ratios and comply with other financial covenants. Our failure to comply with any of these provisions, or to pay our obligations under our Merrill Lynch Financing Facility or other loan agreements, could result in foreclosure by the lenders of their security interests in our assets, as discussed in the following paragraph, and could otherwise have a material adverse effect.

Virtually all of our assets are subject to security interests

Substantially all of our cash, receivables, inventory and other assets of Sunterra are subject to liens and security interests. If Merrill Lynch or any other holder of a security interest becomes entitled to exercise its rights as a secured party, it would have the right to foreclose upon and sell or otherwise transfer the collateral subject to their security interest, and the collateral accordingly would be unavailable to us or to our other creditors, except to the extent, if any, that the other creditors have a superior or equal security interest in the affected collateral or the value of the affected collateral exceeds the amount of indebtedness in respect of which such foreclosure rights are exercised.

We need to be able to access the securitization markets in the future

While we securitized our mortgages receivable prior to our bankruptcy, there can be no assurance with regard to our ability to successfully access the securitization markets in the future. Our inability to do so could adversely affect our business and financial condition.

ITEM 2.     PROPERTIES

Our principal executive office is located in approximately 52,000 square feet of leased space in North Las Vegas, Nevada. This location also holds our consumer finance and property management operations as well as the majority of our domestic administrative, marketing, legal, construction management, accounting, finance and support operations. Similar functions for Sunterra Europe, our European subsidiary, are housed in approximately 40,000 square feet of leased space in Lancaster, England. We also lease a number of smaller locations including the offices of Sunterra Pacific in Bellevue, Washington, and RMI in Carlsbad, California, and have short-term lease agreements for multiple off-premises contact booths and sales centers at various locations. We own a 9,000 square foot building in Sedona, Arizona, where administrative functions relating to our Sedona resorts are housed. We also own an approximately 25,000 square foot building in Orlando, Florida, which, prior to our relocation to North Las Vegas in 2002, was our headquarters. This property is currently under contract to be sold.

As of December 31, 2002, resorts affiliated with Club Sunterra totaled 78 resorts, 46 of which are located in the United States, Canada, the Caribbean and Mexico, and 32 in Europe. In addition to the Club Sunterra resorts, we sell Vacation Interests at four Embassy Vacation Resorts. Two of these properties are located in Hawaii, one in Orlando, FL and one in Lake Tahoe, CA. These four Embassy Vacation Resorts are not included in the following table which shows the number of Club Sunterra affiliated resorts we had as of December 31, 2002, by the state and country of their location:

State	Number of Locations	Country/Region	Number of Locations
Arizona	6	Austria	1
California	4	Balearic Islands	5
Colorado	1	Canada	1
Florida	5	Canary Islands	8
Hawaii	10	England	6
Idaho	1	France	4
Missouri	1	Germany	1
Nevada	2	Italy	1
New Mexico	1	Mexico	2
Oregon	2	Netherlands Antilles	2
South Carolina	1	Portugal	1
Tennessee	3	Scotland	1
Texas	1	Spain	4
Virginia	2
Washington	1

All of the units in our resorts are fully furnished and generally include telephones, televisions, VCRs and stereos, and all but the studio units feature full kitchens. Most of the units contain a washer, dryer and microwave. Many units also include a private deck.

In order to focus our business on those operations which offer a significant opportunity for sustainable growth, we determined during 2000 to seek to maximize the operations and financial performance of so-called “core resorts” and identified several “non-core resorts” that did not provide a suitable platform for our branding affiliation, One World One Club and other strategic initiatives. Our efforts in this regard have focused on the closure of select sales centers and the sale of “non-core resorts” and other assets. Most of the asset sales were completed by the end of 2002, and the few remaining non-core properties are expected to be divested during the first half of 2003. Nevertheless, we intend to monitor and measure the operating and financial performance of our core resorts against expectations in order to identify other resorts for possible sale and achieve an optimal resort mix.

ITEM 3.     LEGAL PROCEEDINGS

In the normal course of business, we are subject to various legal claims and actions. In the opinion of management, taking into account the effect of the plan of reorganization, any liability arising from or relating to these claims, or other claims under the plan, should not materially and adversely affect us, with the possible exception of the matters described below.

In 1996, the State of Hawaii Department of Taxation began audits of Sunterra Pacific and the VTS Operating Fund, Inc. established by Sunterra Pacific as a repository for pass through funds relating to obligations of Sunterra Pacific timeshare owners. On July 20, 2000, the Department of Taxation issued final assessments for general excise and use tax claimed to be owed by Sunterra Pacific for June 30, 1987 through June 30, 1999. The assessments for back taxes, penalties and interest total approximately $5.76 million. In a parallel audit of the VTS Operating Fund, the Department of Taxation issued proposed assessments for general excise and use tax for the period June 30, 1994 through June 30, 1998. These assessments for back taxes, penalties and interest total approximately $1.35 million. Sunterra Pacific disputes many of the assessments described above and is currently attempting to resolve the payment of the assessments. Sunterra representatives continue to work with representatives with the Department of Taxation to discuss the assessments and the possibility of settlement.

Sunterra Pacific, as Manager of the VTS Program, filed an arbitration proceeding against the VTS Owners Association Board of Directors alleging it declined to renew its management agreement with Sunterra Pacific without reasonable cause. The Board filed a counter petition alleging cause. The parties have agreed to an indefinite stay of the arbitration proceedings, which the arbitrators confirmed February 26, 2003, so that the parties may pursue settlement negotiations.

Sunterra licensed certain computer software under a software license granted by RCI Technology Corp., formerly known as Resort Computer Corporation. That software was the foundation for our integrated computer system, which manages a wide range of hospitality functions, such as reservations, inventory control, sales commissions, Club Sunterra operations, housekeeping and marketing. RCI Technology filed a motion in our bankruptcy proceedings alleging that the license agreement should be deemed rejected, which RCI Technology asserted would have the effect of terminating the license. We opposed the motion, and the Bankruptcy Court ruled in our favor and denied RCI Technology’s motion. On June 14, 2002, RCI Technology filed a notice of appeal of the Bankruptcy Court’s decision. On January 10, 2003, the United States District Court of Maryland affirmed the order of the Bankruptcy Court, denying RCI Technology’s motion. RCI Technology has further appealed that decision to the United States Court of Appeals for the Fourth Circuit, and that appeal is expected to be heard in the second or third quarter of 2003. Although our new “ATLAS” computer system, when fully implemented, is intended to fully replace any software based on the RCI Technology system, a victory by RCI Technology in this litigation prior to full implementation of ATLAS could have a material adverse effect on us.

On November 13, 2000, a Consolidated Amended Class Action Complaint was filed in the United States District Court for the Middle District of Florida (Orlando Division), relating to a putative securities fraud class action brought on behalf of purchasers of our common stock for the period from October 8, 1998 through January 19, 2000. Shortly after the class period, fifteen cases were filed in the district court and were consolidated. Originally, Sunterra and several of its officers and directors were named as defendants in the consolidated cases. Following our filing for bankruptcy protection, the consolidated cases were automatically stayed against us in accordance with the Bankruptcy Code Section 362. The complaint named former officers and two former directors of Sunterra as defendants, as well as Arthur Andersen, LLP, our independent auditors during the class period. In or about the spring of 2001, all of the defendants moved to dismiss the complaint. On March 12, 2002, the district court entered an order dismissing the complaint against each of the defendants without prejudice. A Second Consolidated Amended Class Action Complaint was filed in the district court on July 3, 2002. All defendants are prior directors or officers of Sunterra. None of the defendants were with Sunterra in any capacity after the effective date of the plan of reorganization. Sunterra’s rights in connection with this lawsuit have been assigned to the litigation trust established under our plan of reorganization. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization.”

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the 2002 fiscal year.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

On July 29, 2002, we emerged from Chapter 11 bankruptcy proceedings. Under our plan of reorganization, outstanding shares of our common stock were canceled, and approximately 18 million shares of new common stock were issued to pre-petition creditors pursuant to the plan. The shares of new common stock are not currently listed on any stock exchange.

As a result of the cancellation of outstanding shares of the common stock at July 29, 2002 and the issuance of new common stock pursuant to our plan of reorganization, a disclosure of the closing prices for the common stock for each quarter during the fiscal years ended December 31, 2002 and 2001 is not meaningful and has not been included in this report.

We anticipate that approximately 1,900 holders of general unsecured claims will receive our common stock upon completion of the distribution process. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization.” On March 24, 2003, there were 11 holders of record of our common stock.

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain future earnings to finance our operations. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect of the payment of dividends and other factors that the Board of Directors deems relevant. Pursuant to the terms of the Merrill Lynch Financing Facility, our ability to pay dividends is restricted. See “Business—Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth summarized consolidated financial data of Sunterra for the fiscal years ended December 31, 2002, 2001 and 2000. For purposes of this presentation, the combined results of operations for the seven months ended July 31, 2002 (Predecessor) and the five months ended December 31, 2002 (Successor), have been compared to the years ended December 31, 2001 and 2000 (Predecessor). You should read the following financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes contained elsewhere in this report.

	Combined Successor and Predecessor	Predecessor	Predecessor
	Year Ended December 31,
	2002	2001	2000
	(Amounts in thousands except Other Operating Data)
Statement of Operations Data:
Revenues:
Vacation Interest sales	$182,499	$166,315	$187,199
Vacation Interest lease revenue	10,722	10,913	6,523
Club Sunterra revenue	7,387	6,823	7,019
Resort rental revenue	11,952	12,282	13,457
Management service revenue	19,149	20,966	20,006
Interest revenue	30,408	30,501	26,506
Other revenue	19,499	24,647	27,403

Total revenues	281,616	272,447	288,113

Costs and Operating Expenses:
Vacation Interests cost of sales	36,967	34,275	85,319
Advertising, sales and marketing	115,171	104,273	150,742
Maintenance fees and subsidy expense	11,983	14,075	16,668
Provision for doubtful accounts and loan losses	6,110	15,843	33,973
Loan portfolio expenses	13,174	11,037	8,404
General and administrative	76,272	76,076	117,183
Depreciation and amortization	13,339	18,428	27,517
Interest expense	19,036	20,477	42,748
Reorganization expenses	(325,234)	50,350	77,988
Restructuring expenses	6,099	—	6,040
Impairment write-down of assets	—	—	37,430
Loss on abandonment of property and equipment	—	—	959
Impairment loss on retained interests in mortgages sold	—	—	30,015

Total costs and operating expenses	(27,083)	344,834	634,986

Income (loss) from operations	$308,699	$(72,387)	$(346,873)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	$313,615	$(68,822)	$(356,437)

Net income (loss)	$307,662	$(71,539)	$(375,720)

Other Operating Data:
Number of resorts (at end of year)	80	79	82
Vacation Intervals available for sale or lease	31,000	43,313	56,435
Balance Sheet Data:
Cash and cash equivalents	$22,960	$27,207	$21,062
Total assets	732,252	663,491	735,110
Borrowings under debtor-in-possession or exit financing agreements	240,065	68,311	44,750
Notes payable	4,136	28,005	44,592
Liabilities subject to compromise	—	712,866	715,547
Total stockholders’ equity (deficiency)	284,326	(335,750)	(263,107)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 6, “Selected Financial Data”, and our financial statements and related notes and the other financial data included elsewhere in this report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein under “Business—Risk Factors.” See the Safe Harbor Statement at the beginning of this report. For purposes of discussion of results of operations, the combined results of operations for the seven months ended July 31, 2002 (Predecessor) and the five months ended December 31, 2002 (Successor), have been compared to the years ended December 31, 2001 and 2000 (Predecessor).

Overview

Our operations consist of:

•	acquiring, developing and operating vacation ownership resorts,

•	marketing and selling Vacation Interests to the public at our resort locations and off-site sales centers:

-	selling vacation points which may be redeemed for occupancy rights for varying lengths of stay at participating resort locations, which we refer to as “Vacation Points,”

-	selling vacation ownership interests which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity, which we refer to as “Vacation Intervals”, and

-	leasing Vacation Intervals at certain Caribbean locations,

•	providing consumer financing to individual purchasers of Vacation Interests,

•	providing resort rental, management, maintenance and collection services for which we receive fees paid by the resorts’ homeowners associations, and

•	operating our Club Sunterra™ membership program.

We recorded net income totaling $307.7 million for the year ended December 31, 2002, including gains on cancellation and settlement of debt totaling $253.9 million and fresh-start adjustments of $112.7 million in conjunction with our emergence from bankruptcy. The results of operations also included $51.9 million in charges relating to the bankruptcy and our restructuring efforts in 2002, including movement of our headquarters to North Las Vegas, Nevada. We incurred significant net losses totaling $71.5 million and $375.7 million for the years ended December 31, 2001 and 2000, respectively. The fiscal year 2001 net loss included significant charges for (i) advertising, sales and marketing expenses of $104.3 million, (ii) general and administrative expenses of $76.1 million and (iii) reorganization expenses of $50.4 million. The fiscal year 2000 net loss included significant charges for (i) advertising, sales and marketing expenses of $150.7 million, (ii) general and administrative expenses of $117.2 million, (iii) other reorganization expenses and restructuring costs of $38.7 million and (iv) loss on impairment of properties, equipment and goodwill and development costs of $122.3 million. The net loss for fiscal year 2000 also includes charges totaling $30.0 million to reflect impairment loss on retained interests in mortgages receivable sold. See the additional discussion below under “Results of Operations.” The results for all three years shown in the accompanying consolidated statements of operations reflect the substantial efforts during our entering into, and emergence from, Chapter 11 bankruptcy (see “Reorganization” below).

Reorganization

As a result of the defaults on our senior unsecured notes and our secured credit facilities, on May 31, 2000 we sought protection under Chapter 11 of the Bankruptcy Code in order to restructure existing debt and maximize existing cash.

Following a hearing on June 20, 2002, the Bankruptcy Court entered an order on June 21, 2002 confirming our plan of reorganization filed on January 31, 2002, as amended. We subsequently fulfilled the conditions to the effectiveness of the plan of reorganization and on July 29, 2002 emerged from Chapter 11. See Note 2 to the accompanying consolidated financial statements for a summary of certain provisions of the plan.

Our plan of reorganization provided for the discharge of pre-petition claims and equity interests and for distributions to our pre-petition creditors, which are briefly summarized below:

•	all of our old common stock and options and warrants exercisable for our old common stock were cancelled;

•	our former publicly held notes of approximately $478 million were discharged in exchange for approximately 18 million shares of our new common stock and holders of our former convertible subordinated notes received five year warrants to purchase up to 600,000 shares of our common stock at an exercise price of $20.00 per share;

•	pre-petition general unsecured claims were extinguished in exchange for up to approximately 2 million shares of our new common stock to be distributed to holders of allowed claims on a pro rata basis;

•	former note holders and holders of pre-petition general unsecured claims also are entitled to receive certain non-transferable beneficial interests in a litigation trust formed pursuant to the plan to which certain pre-petition claims were transferred pursuant to the plan; and

•	certain pre-petition secured creditors received new secured debt.

Also, in connection with the effectiveness of the our plan of reorganization we:

•	amended and restated our Bylaws and also filed Articles of Amendment and Restatement with the Maryland State Department of Assessments and Taxation authorizing an aggregate of 30,000,000 shares of new common stock, par value $0.01 per share;

•	entered into an exit financing facility with Merrill Lynch Mortgage Capital Inc., as agent and lender, with a maximum availability of $300 million to be used to make cash payments required under the plan and for general corporate and working capital purposes. As part of this loan agreement, Merrill Lynch was granted warrants exercisable for the purchase of 1,190,148 shares of new common stock at an exercise price of $15.25 per share (the deemed value of the shares for purposes of the plan), subject to adjustment under certain anti-dilution provisions of the warrant agreement;

•	adopted the Sunterra Corporation 2002 Stock Option Plan, under which we may grant certain employees options to purchase shares of new common stock and reserved 2,012,821 shares of new common stock for issuance under this plan; and

•	entered into a Registration Rights Agreement with Merrill Lynch and certain holders of new common stock, which provides that we will file a shelf registration statement under the Securities Act of 1933 within 45 days of the filing of our Annual Report on Form 10-K for fiscal 2002, to register the resale of shares of new common stock by certain holders.

Further, on July 29, 2002, all existing members of our Board of Directors were deemed to have resigned and the new Board of Directors designated pursuant to the plan took office.

Fresh-start Reporting and Factors Affecting Comparability of Financial Information

Upon emergence from our Chapter 11 proceedings, we adopted the principles of fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code.” For financial reporting purposes, we adopted the provisions of fresh-start reporting effective July 31, 2002. Accordingly, all assets and liabilities were restated to reflect their respective fair values. See Note 3 to the consolidated financial statements included elsewhere in this annual report for a discussion of the fresh-start adjustments. References to “Predecessor” refer to Sunterra and its subsidiaries through July 31, 2002. References to “Successor” refer to Sunterra and its subsidiaries on or after August 1, 2002, after giving effect to the implementation of fresh-start reporting. Successor consolidated financial statements are not comparable to Predecessor consolidated financial statements.

Critical Accounting Policies and Significant Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts and the retained interests in mortgages receivable sold. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following fall within the Securities and Exchange Commission’s definition of “critical accounting policies”:

Revenue Recognition

Vacation Interest sales

We follow the guidelines of Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate.” In accordance with SFAS No. 66, we recognize sales of Vacation Interests in the United States on an accrual basis after (i) a binding sales contract has been executed, (ii) a 10% minimum down payment has been received, (iii) the rescission period has expired, (iv) collectibility of the receivable representing the remainder of the sales price is reasonably assured, and (v) we have completed substantially all of our obligations with respect to any development related to the real estate sold (i.e., construction is substantially complete and certain minimum project sales levels have been met). If all the criteria are met except that construction is not substantially complete, then revenues are recognized on the percentage of completion (cost to cost) basis. For sales that do not qualify for either accrual or percentage of completion accounting, all revenue is deferred using the deposit method.

Our European operations recognize Vacation Interests revenue after the rescission period expires and upon receipt of all purchase consideration, usually subsequent to the closing of a mortgage loan provided to the customer by a third party. Our European operations do not sell Vacation Interests in properties prior to completion of construction and do not record deferred revenue.

Vacation Interest lease revenue

Transactions involving Vacation Interests in certain Caribbean locations are legally structured as long-term lease arrangements for either 99 years or a term expiring in 2050. The Vacation Interests subject to such leases currently revert to us at the end of the lease terms. These transactions are accordingly accounted for as operating leases, with the sales value of the intervals recorded as deferred revenue at the date of execution of the transactions. Revenue deferred under these arrangements is amortized on a straight-line method over the term of the lease agreements. In addition, in our capacity as the homeowners association for these resorts, we collect maintenance fees from the lessees on these properties, which are accrued as earned and included in Vacation Interest lease revenue. The direct marketing costs of the lease contracts are also deferred and amortized over the term of the leases.

Club Sunterra revenue

Revenue on the upgrade of Vacation Interval ownership to Club Sunterra membership is deferred and amortized over ten years. Club Sunterra membership annual dues are accrued as earned.

Resort rental revenues and management service revenue

We rent unsold Vacation Interests on a short-term basis. This resort rental revenue is accrued as earned. Property management fee revenues are accrued as earned in accordance with the management contracts.

Interest revenue

Mortgages and contracts receivable interest is accrued as earned based on the contractual provisions of the mortgages and contracts. Interest accrual is suspended on mortgages and contracts receivable that are at least 180 days delinquent or are a first payment default.

Other revenue

Included in other revenue is revenue on sales of one-week leases and mini-vacations that allow prospective owners to sample a resort property and which is deferred until the vacation is used by the customer or the expiration date of the mini-vacation passes.

Other revenue also includes nonrefundable commissions earned by our European subsidiary on the origination of loans to customers by a third party to finance purchases of Vacation Interests. The commission revenue is recorded upon recognition of the related Vacation Interest sales revenue.

Retained Interests in Mortgages Receivable Sold

Retained interests in mortgages receivable sold are generated upon sale of mortgages receivable and represent the net present value of the expected excess cash flow to us after repayment by the purchaser of principal and interest on the obligations secured by the sold mortgages receivable. The retained interests are classified as trading securities based on our intent and the existence of prepayment options. Retained interests are marked to fair value at each reporting date based on certain assumptions and the adjustments, if any, are reported as a component of operating income (loss).

Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses

Mortgages and contracts receivable are recorded at amortized cost, including deferred loan and contract origination costs, less the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests are capitalized and amortized over the term of the mortgages or contracts receivable as an adjustment to interest income on mortgages and contracts receivable using the effective interest method. We recorded a premium in fresh-start accounting on mortgages and contracts receivable of $10.7 million as of July 31, 2002. This amount will be amortized over the estimated life of the related mortgages and contract receivable portfolio as an adjustment to interest income.

We provide for estimated mortgages receivable cancellations and defaults at the time the Vacation Interest sales are recorded by a charge to operations and a credit to an allowance for loan losses. A similar loss allowance is provided for certain interval transactions structured as long-term operating lease arrangements by a charge to deferred lease revenue, which is included in deferred revenue on the consolidated balance sheets, and a credit to an allowance for loan losses. We perform an analysis of factors such as economic conditions and industry trends, defaults, past due agings and historical write-offs of mortgages and contracts receivable to evaluate the adequacy of the allowance.

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

Real Estate and Development Costs

Real estate and development costs are valued at the lower of cost or fair value. Development costs include both hard and soft construction costs, and together with real estate costs, are allocated to Vacation Interests. Interest, taxes and other carrying costs incurred during the construction period are capitalized and such costs incurred on completed Vacation Interest inventory are expensed. Costs are allocated to units sold on the relative sales value method. During the fourth quarter 2002, management obtained information necessary to complete its evaluation of the fair value of the real estate and development costs. The recorded cost was adjusted to the estimated fair value as of July 31, 2002, in connection with adoption of fresh-start accounting.

Intangible Assets

Our 2002 financial statements have been presented in conformity with American Institute of Certified Public Accountants’ Statement of Position (SOP) 90-7, “Financial Reporting By Entities In Reorganization Under the Bankruptcy Code,” as amended. In accordance with SOP 90-7, we were required to adopt ‘fresh-start’ accounting, under which all assets and liabilities are restated to reflect their fair value. Intangible assets at December 31, 2002 include reorganization value in excess of identifiable assets totaling $154.0 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we will review goodwill, along with other long-lived assets, for impairment periodically. Impairment exists when future undiscounted cash flows are not sufficient to recover the carrying amount of the related asset.

The remainder of the balance in Intangible Assets represents the remaining unamortized cost relating to certain intellectual property. These balances are being amortized monthly and will be fully amortized in mid 2004.

Valuation Allowance on Net Deferred Tax Assets

We account for income taxes in accordance with the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Net deferred tax assets are evaluated for expected future realization, which is dependent on our ability to generate such future taxable income sufficient to utilize these assets. A valuation allowance is recorded against net deferred tax assets to the extent they are estimated to be less than likely to be realized.

Results of Operations

The following table sets forth certain operating information for the fiscal years 2002, 2001 and 2000. For purposes of discussion of results of operations, the combined results of operations for the seven months ended July 31, 2002 (Predecessor) and the five months ended December 31, 2002 (Successor), have been compared to the years ended December 31, 2001 and 2000 (Predecessor):

	2002	2001	2000
As a percentage of total revenues:
Vacation Interest sales	64.8%	61.0%	65.0%
Vacation Interest lease revenue	3.8	4.0	2.3
Club Sunterra revenue	2.6	2.5	2.4
Resort rental revenue	4.2	4.5	4.7
Management service revenue	6.8	7.8	6.9
Interest revenue	10.8	11.2	9.2
Other revenue	6.9	9.0	9.5

Total revenues	100.0%	100.0%	100.0%

As a percentage of Vacation Interest sales:
Vacation Interests cost of sales	20.3%	20.6%	45.6%
Advertising, sales and marketing	63.1	62.7	80.5
Maintenance fees and subsidy expense	6.6	8.5	8.9
Provision for doubtful accounts and loan losses	3.3	9.5	18.1

As a percentage of total revenues:
General and administrative	27.1%	27.9%	40.7%
Loan portfolio expenses	4.7	4.1	2.9
Depreciation and amortization	4.7	6.8	9.6
Interest expense	6.8	7.5	14.8
Reorganization expenses	(115.5)	18.5	27.1
Restructuring expenses	2.2	—	2.1
Impairment write-down of assets	—	—	13.0
Impairment loss on retained interests in mortgages receivable sold	—	—	10.4
Loss on abandonment of property and equipment	—	—	0.3
Total costs and operating expenses	(9.6)	126.6	220.4

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

We achieved total revenues of $281.6 million for the year ended December 31, 2002, compared to $272.4 million for the year ended December 31, 2001, an increase of $9.2 million, or 3.4%. Overall revenues for domestic operations increased $2.1 million, or 1.2% to $183.8 million for the year ended December 31, 2002 compared to $181.7 million for the year ended December 31, 2001, while revenues from foreign operations increased 7.8% to $97.8 million for the year ended December 31, 2002 from $90.7 million for the prior year, due in part to the acquisition of several resorts in 2002.

Vacation Interest sales of $182.5 million for the year ended December 31, 2002 increased by $16.2 million, or 9.7%, compared to sales of $166.3 million for the year ended December 31, 2001. Domestic Vacation Interest sales rose $10.3 million, or 11.2% to $102.6 million, versus $92.3 million in the prior year, and foreign Vacation Interest sales rose from $74 million for the year ended December 31, 2001 to $79.9 million for the year ended December 31, 2002, an increase of 8.0%. The positive change is due to a more stable travel climate in the last two quarters of 2002 versus the prior year following the September 11, 2001 terrorist attacks, our emergence from Chapter 11 bankruptcy, and acquisitions by our European operations, partially offset by the sale of several resorts in the United States.

Further impacting Vacation Interest sales during 2001, the Bankruptcy Court issued an order in November 2000 requiring us to provide certain consumers with renewed rescission rights for timeshare transactions entered into but not consummated fully prior to the date we filed for bankruptcy protection. As a result, $31 million in Vacation Interest revenue was converted to pending sales. The reconfirmation acceptance for these transactions was substantially completed in 2001, and Vacation Interest sales of $16.8 million were recognized in 2001 for customers that elected not to rescind.

Vacation Interest lease revenue decreased $0.2 million, or 1.8%, to $10.7 million for the year ended December 31, 2002 from $10.9 million for the year ended December 31, 2001. This decrease is attributable to one-time assessments billed to the owners of certain Caribbean properties in 2001.

Club Sunterra revenue earned of $7.4 million for the year ended December 31, 2002 was $0.6 million higher than revenues earned for the year ended December 31, 2001 of $6.8 million, reflecting increased membership in 2002 from 2001.

Resort rental revenue decreased 2.4% to $12.0 million for the year ended December 31, 2002 from $12.3 million for the year ended December 31, 2001, primarily as a result of the decrease in the number of company-owned Vacation Interests available for rental due to on-going sales of Vacation Interests and the disposition of certain resort properties in 2002 and 2001, and decreased levels of domestic travel in the first two quarters of 2002.

Management services revenues were $19.1 million in 2002, versus $21.0 million the prior year. The 8.7% decrease relates to the discontinuance of management contracts on several resorts in 2002.

Interest revenues, primarily from financing provided to purchasers and lessees of Vacation Interests, remained stable at $30.4 million for the year ended December 31, 2002 compared to $30.5 million for the year ended December 31, 2001.

Other income, which mainly consists of sampler vacation program revenues, travel service revenue, resort amenity income and finance commissions, fell by $5.1 million, or 20.7% to $19.5 million, for the year ended December 31, 2002 from $24.6 million for the year ended December 31, 2001. This decline is due principally to decreases in finance commissions and travel service revenue.

Vacation Interest cost of sales of $37.0 million for the year ended December 31, 2002 increased $2.7 million, or 7.9%, from $34.3 million for the year ended December 31, 2001. As a percentage of Vacation Interest sales for the years ended December 31, 2002 and 2001, Vacation Interest cost of sales was 20.3% and 20.6%, respectively. The $2.7 million increase is consistent with the rise in Vacation Interest sales noted above.

For the year ended December 31, 2002, advertising, sales and marketing costs were $115.2 million or 63.1% of Vacation Interest sales compared to $104.3 million or 62.7% for the year ended December 31, 2001. This represents a $10.9 million or 10.5% increase from 2001. This increase was driven by higher Vacation Interest sales and new marketing programs which offset the closing of certain sales centers and the elimination or revision of sales and the implementation of marketing and incentive programs that were deemed not to be cost effective.

Maintenance fees and subsidy expense decreased 14.8%, or $2.1 million, to $12.0 million for the year ended December 31, 2002 from $14.1 million for the year ended December 31, 2001 and totaled 6.6% of Vacation Interest sales for the year ended December 31, 2002 as compared to 8.5% for the year ended December 31, 2001. The decrease was primarily the result of a decrease in the number of Company-owned Vacation Interests (due to ongoing sales and the disposition of certain resort properties in 2001 and 2002) and decreases in developer subsidies and guarantees.

The provision for doubtful accounts and loan losses was $6.1 million for the year ended December 31, 2002 compared to $15.8 million for the year ended December 31, 2001. Of these amounts, $5.0 million and $10.6 million for 2002 and 2001, respectively, related to mortgages and contracts receivable. The resulting allowances for mortgages and contracts receivable at December 31, 2002 and 2001 were $32.4 million and $36.2 million, respectively, representing approximately 16.3% and 17.3%, respectively, of the gross mortgages and contracts receivable outstanding at those dates. The balance of the provision for doubtful accounts of $1.1 million for 2002 and $5.2 million for 2001 represents provisions for estimated uncollectible amounts due from homeowner associations and for other receivables.

Loan portfolio expenses increased 19.3% to $13.2 million for the year ended December 31, 2002 from $11.0 million for the year ended December 31, 2001. The overall increase is attributable to efforts in maximizing collections on delinquent accounts and recovering our Vacation Interests from defaulted loans and contracts, as well as improving loan and contract administration.

General and administrative expenses increased $0.2 million to $76.3 million for the year ended December 31, 2002 from $76.1 million for the year ended December 31, 2001. As a percentage of total revenues, general and administrative expenses improved to 27.1% for 2002 from 27.9% for 2001 and reflect our efforts to contain expenses following our exit from Chapter 11 on July 29, 2002.

Depreciation and amortization expense decreased 27.6%, or $5.1 million, to $13.3 million for the year ended December 31, 2002 from $18.4 million in 2001, primarily as a result of reduction in the basis of fixed assets due to fresh-start adjustments. Additionally, no depreciation was recorded in 2002 for certain property and equipment with a net book value of $14.0 million that were designated as held for sale.

Interest expense for the year ended December 31, 2002, net of capitalized interest of $0.3 million, was $19.0 million, compared to $20.5 million, net of capitalized interest of $0.4 million, for the year ended December 31, 2001. The decrease was primarily attributable to settlement of debt using proceeds from the Merrill Lynch Financing Facility. Contractual interest on these obligations of $23.6 million in 2002 and $40.4 million in 2001 was unaccrued due to our bankruptcy filing.

Reorganization costs for the year ended December 31, 2002 of $325.2 million included $345.4 million in income from adjustments related to the implementation of fresh-start accounting upon our emergence from Chapter 11, primarily attributable to the cancellation of pre-petition liabilities. Excluding the effect of these adjustments, reorganization costs were $20.2 million, representing a decrease of $30.2 million or 60.0% compared to $50.4 million for the year ended December 31, 2001. The decrease is primarily due to a $21.2 million gain on debt restructuring recorded in 2002 and decreases in professional fees and other reorganization costs.

We incurred restructuring costs of $6.1 million for the year ended December 31, 2002 related to the implementation of our new strategic plan, which included streamlining of our legal structure and relocation of our headquarters to North Las Vegas, Nevada and expenditures related to ATLAS, the software which we use for many of our operating activities. No restructuring costs were recorded in fiscal year 2001.

We recorded provisions for income taxes of $6.0 million and $2.7 million for 2002 and 2001, respectively, primarily related to our European operations. The income tax benefits arising from the substantial operating losses for these years have been offset by a valuation allowance taken against the resulting deferred tax assets, the future realization of which is currently considered less than likely.

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000

We achieved total revenues of $272.4 million for the year ended December 31, 2001, compared to $288.1 million for the year ended December 31, 2000, a decrease of 5.4%. Overall revenues for domestic operations fell 9.9% to $181.7 million for the year ended December 31, 2001 compared to $201.7 million for the year ended December 31, 2000, while revenues from foreign operations increased 5.0% to $90.7 million for the year ended December 31, 2001.

Vacation Interest sales of $166.3 million for the year ended December 31, 2001 decreased by $20.9 million, or 11.2%, compared to sales of $187.2 million for the year ended December 31, 2000. The decrease is attributable to domestic operations, which saw Vacation Interest revenues decline by $22.5 million due to the uncertainty surrounding our status as a debtor-in-possession, the impact of the terrorists’ attacks on the travel and leisure industry following September 11, 2001, implementation of revised credit and underwriting policies during 2001 (resulting in lower sales to potential higher-risk customers), less spending on sales and marketing activities, the closing of sales centers at off-site locations and certain resort locations and discontinued sales efforts for properties designated for disposal. Vacation Interest sales from foreign operations increased by $1.6 million in 2001.

Further impacting Vacation Interest sales during 2000, the Bankruptcy Court issued an order (in November 2000) to provide certain consumers with renewed rescission rights for timeshare transactions entered into but not consummated fully prior to the Petition Date. As a result, $31.0 million in revenue was converted to pending sales. The reconfirmation acceptance for these transactions was substantially completed in 2001 and Vacation Interest sales of $16.8 million were recognized in 2001 for customers that elected not to rescind.

Vacation Interest lease revenue increased $4.4 million, or 67.3%, to $10.9 million for the year ended December 31, 2001 from $6.5 million for the year ended December 31, 2000. The increase is primarily attributable to additional assessments charged to owners of certain Caribbean properties in 2001.

Club Sunterra revenue earned of $6.8 million for the year ended December 31, 2001 was $0.2 million lower than membership fees earned for the year ended December 31, 2000 of $7.0 million, despite a 12% increase in club membership. Certain sales incentives that directly contributed to membership fee revenue were discontinued in 2000.

Resort rental revenue decreased 8.7% to $12.3 million for the year ended December 31, 2001 from $13.5 million for the year ended December 31, 2000, primarily as a result of the decrease in the number of Company-owned Vacation Interests available for rental due to on-going sales of Vacation Interests and the disposition of certain resort properties in 2000 and 2001.

Interest revenue, primarily from financing provided to purchasers and lessees of Vacation Interests, increased 15.1% to $30.5 million for the year ended December 31, 2001 from $26.5 million for the year ended December 31, 2000. The increase largely resulted from an accretion in residual interests retained for mortgages receivable sold.

Other revenue, which mainly consists of sampler vacation program revenues, travel service revenue, resort amenity income and finance commissions, fell by 10.1% to $24.6 million for the year ended December 31, 2001 from $27.4 million for the year ended December 31, 2000. This decrease is primarily due to the recognition of revenue resulting from the expiration of pre-sold sampler programs in 2000.

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

The provision for doubtful accounts and loan losses was $15.8 million for the year ended December 31, 2001 compared to $34.0 million for the year ended December 31, 2000. Of these amounts, $10.6 million and $24.5 million for 2001 and 2000, respectively, related to mortgages and contracts receivable. The resulting allowances for mortgages and contracts receivable at December 31, 2001 and 2000 were $36.2 million and $37.3 million, respectively, representing approximately 17.3% and 16.5%, respectively, of the total portfolio outstanding at those dates. The balance of the provision for doubtful accounts of $5.2 million for 2001 and $9.5 million for 2000 represents estimated uncollectible amounts due from homeowner associations and other receivables.

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

General and administrative expenses decreased $41.1 million or 35.1% to $76.1 million for the year ended December 31, 2001 from $117.2 million for the year ended December 31, 2000. Included in the change was a $16.0 million reduction in administrative payroll. As a percentage of total revenues, general and administrative expenses improved to 27.9% for 2001 from 40.7% for 2000 and reflect our efforts to increase efficiencies as we moved toward exiting Chapter 11. The closing of sales centers and other facilities and disposal of certain resort locations also contributed directly to the improvement over 2000.

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

Interest expense for the year ended December 31, 2001, net of capitalized interest of $0.4 million, was $20.5 million, compared to $42.8 million, net of capitalized interest of $1.8 million, for the year ended December 31, 2000. The decrease was primarily attributable to cessation of interest accruals of unsecured subordinated debt obligations after our bankruptcy filing. Contractual interest on these obligations of $40.4 million in 2001 and $23.5 million in 2000 was unaccrued due to our bankruptcy filing.

Reorganization expenses decreased 35.4%, or $27.6 million, to $50.4 million for the year ended December 31, 2001 from $78.0 million for the year ended December 31, 2000. The decrease was primarily the result of write-downs totaling $45.3 million and $16.4 million related to asset impairments and debt issuance costs, respectively, recorded in year 2000. The decrease was partially offset by an increase in professional fees charged to reorganization expense, which totaled $47.8 million for the year ended December 31, 2001 compared to $14.7 million for the year ended December 31, 2000.

We incurred restructuring costs of $6.0 million for the year ended December 31, 2000 primarily related to severance and termination benefits for 55 employees, as well as lease termination and other sales center closure costs incurred prior to bankruptcy. No restructuring costs were recorded in fiscal year 2001.

Impairment losses on retained interests in mortgages receivable sold totaling $30.0 million for the year ended December 31, 2000 was primarily the result of a contractual change, as a direct result of our bankruptcy filing, which affords the purchaser a higher priority in the distribution of principal and interest payments collected and an increase in the interest rate paid on borrowings under certain off-balance sheet facilities. Additionally, we reduced our estimates of future cash collection on loans sold based on historical performance.

Other non-operating income (expenses) for the year ended December 31, 2000 is comprised of a one-time charge to write off uncollectible mortgages that were replaced through the conduit financing facility. The replacement of these mortgages ceased upon the bankruptcy filing.

In 2000 we recorded a one-time charge of $18.8 million for the cumulative effect of a change in the method of accounting for homeowners’ fees and property taxes during the developer guarantee and subsidy periods. Prior to 2000, we had capitalized such costs during these periods as part of real estate and development costs. After an evaluation of this policy, it was determined that a preferable method, in accordance with industry conventions, is to charge these costs to expense as incurred at the time a project is substantially complete and available for occupancy.

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

Liquidity and Capital Resources

We generate cash principally from down payments on Vacation Interest sales and leases financed, cash sales of Vacation Interests, principal and interest payments on mortgages and contracts receivable and collection of Club Sunterra membership fees, resort rentals and management fees.

During the year ended December 31, 2002, net cash provided by operating activities was $10.1 million and was primarily the result of net income of $307.7 million plus non-cash expenses totaling $25.4 million offset by the non-cash gain on settlement and cancellation of debt of $267.3 million, non-cash fresh-start adjustments of $112.7 million and other non-cash gains of $9.1 million. Cash provided by operating activities was also impacted by changes in operating assets and liabilities, including a reduction of $50.6 million in cash in escrow and restricted cash due to implementation of our reorganization plan, a reduction in real estate and development costs of $19.1 million and a decrease in deferred revenue of $12.3 million, an increase in taxes payable of $4.5 million and an increase in receivables totaling $4.6 million, offset by an increase in prepaid and other assets of $7.0 million and decreases in operating liabilities of $14.5 million and liabilities subject to compromise of $2.0 million.

During the year ended December 31, 2002, net cash used in investing activities was $17.5 million, with proceeds from sale of assets of $7.3 million offset by capital expenditures of $20.4 million and an increase in intangibles of $5.7 million due to goodwill recorded on an acquisition by our European subsidiary. The goodwill was subsequently eliminated as a portion of the non-cash fresh-start adjustments.

During the year ended December 31, 2002, net cash used in financing activities was $2.2 million. Payments on notes payable and related accrued interest totaled $340.8 million, including payments of $170.2 million to payoff the debtor-in-possession financing facility upon emergence from bankruptcy. These payments were funded primarily through borrowings on our debtor-in-possession financing facility and Merrill Lynch Financing Facility totaling $342.0 million.

We currently anticipate spending $36.5 million for real estate and development costs at existing resort locations during 2003. We plan to fund these expenditures with cash generated from operations and borrowings under the Merrill Lynch Financing Facility and the anticipated securitization transaction. We believe that, with respect to our current operations, cash generated from operations and future borrowings will be sufficient to meet our working capital and capital expenditure needs through the end of 2003. If these are not sufficient, we have the ability to adjust our spending on real estate and development costs.

The allowance for mortgage loan losses at December 31, 2002 was $32.4 million, or 16.3% of the gross mortgages and contracts receivable outstanding at that date. Management believes the allowance is adequate. However, if the amounts of the mortgages and contracts receivable that are ultimately written off materially exceed the related allowances, our business, results of operations and financial condition could be adversely affected.

Our plan for meeting our liquidity needs may be affected by our ability to continue to access the Merrill Lynch Financing Facility, demand for our product, an increase in prepayment speeds and default rates on our mortgages and contracts receivable, the threat and/or effects on the travel and leisure industry of future terrorists’ attacks and the war on terrorism, and other factors, including those discussed under “Business—Risk Factors.”

Completed units at various resort properties are acquired or developed in advance, and we finance a significant portion of the purchase price of Vacation Intervals. Thus, we continually need funds to acquire and develop property, to carry mortgages and contracts receivable and to provide working capital. In the past, our principal method of funding our cash requirements was borrowing against or selling the mortgages and contracts receivable originating from the sale of Vacation Interests. Historically, we were able to securitize our mortgages and contracts receivable at terms favorable to us and anticipate that in the future we will be able to resume doing so. If we are unable to borrow against or to sell our mortgages and contracts receivable in the future, particularly if we suffer any significant decline in the credit quality of our mortgages and contracts receivable or if the market for our mortgages and contracts receivable declines, our ability to acquire additional resort units will be adversely affected and our profitability from sales of Vacation Interests may be reduced or eliminated.

Recent economic forecasts suggest continued higher level of prepayment versus that evidenced historically. To the extent that mortgages receivable pay off prior to their contractual maturity at a rate more rapid than we have estimated, the fair value of our residual interests will be impacted.

At December 31, 2002, our U.S. Operations had approximately 18,500 Vacation Intervals available for sale or lease and our European and Sunterra Pacific operations had approximately 622,500 points available, which is approximately equivalent to 12,500 Vacation Intervals. With the completion of current projects in progress, the acquisition of new resorts and the expansion of existing resorts, we believe we will have an adequate supply of Vacation Intervals available to meet our planned growth through the year 2005.

Corporate Finance

Overview

During 2002, we financed approximately 62% of domestic Vacation Interest revenues. Accordingly, we do not generate sufficient cash from sales to provide the necessary capital to pay the costs of developing or acquiring additional resorts and to replenish working capital. In the past, we have financed our business principally from the sale of mortgages and contracts receivable and loans under various financing agreements.

Mortgages and contracts receivable were sold to our conduit facility and through securitization transactions. See further discussion of the conduit facility and securitization transactions below.

Off-balance sheet financing arrangements

We have used certain off-balance sheet financing arrangements to provide liquidity and improve our cash flows. In order to obtain liquidity from our mortgages and contracts receivable, we sold certain mortgages and contracts receivable from 1998 to 2000 through entities that are intended to meet the accounting criteria for qualifying special purpose entities. Among other criteria, a qualifying entity’s activities must be restricted to passive investment in financial assets and issuance of beneficial interests in those assets. At the time of closings of the transactions described below, we received “true sale” legal opinions that were relied upon in connection with determination of the qualified status of these special purpose entities.

The qualifying entities raised cash by issuing beneficial interests in the form of rights to cash flows from the mortgages and contracts receivable assets as collateral for borrowings under a line of credit or under promissory notes issued to third-party investors. We provide servicing for the transferred assets and collect a fee for those services, as well as retaining 100% interest in the excess spread over the borrowing rate. Sales of mortgages and contracts receivable to the qualifying entities were made without recourse to us as to collectibility. All of the qualifying entities’ assets serve as collateral for the obligations. We are not required to provide any guarantees or liquidity support for the qualifying entities. Certain of these qualifying entities are not consolidated in our financial statements, nor are the transferred mortgages and contracts receivable and the obligations of the qualifying entities reflected on our consolidated balance sheets.

Conduit Facility

We established a qualifying entity that was the obligor on a $100 million Mortgages Receivable Conduit Facility. We sold undivided interests in mortgages and contracts receivable to the qualifying entity at 95% of face value without recourse to us as to collectibility. The qualifying entity financed those purchases through advances on the Conduit Facility collateralized by an undivided interest in the transferred mortgages and contracts receivable. Certain of the loans sold into the Conduit Facility were subsequently repurchased by us and sold into securitizations described below. Although there was no contractual requirement in the Conduit Facility agreement, as certain mortgages and contracts receivable defaults occurred in 2000 we transferred into the Conduit Facility a total of $3.6 million in new mortgages and contracts receivable without consideration. The Conduit Facility expired on December 17, 2001.

Securitization Transactions

We established certain qualifying entities to issue fixed rate notes payable collateralized by an undivided interest in transferred mortgages receivable. We retain 100% interest in the future cash flows generated by the sold mortgages receivable portfolios in excess of the cash required by the qualifying entities to fully repay principal and contractual interest on their obligations. Such excess cash is principally generated by the excess of the weighted average contractual interest received on the mortgage loans over the interest rates on the qualifying entities’ notes. The notes contain a “clean up” call provision that allows the notes to be called and mortgages receivable to be transferred back to us when the remaining principal value of the notes reaches 10% of the original principal value.

Finova Transaction

In January 2002, pursuant to order of the Bankruptcy Court, we entered into a Payoff Agreement and Mutual Release with Finova Capital Corporation (the “Finova Agreement”). The Finova agreement provided for the payment by us and certain of our affiliates of various loans from and financing facilities with Finova or its affiliates and the return by Finova of collateral securing the Finova loans. Pursuant to the Finova agreement, on January 28, 2002, we paid Finova, in cash and by application of other funds, $100 million (determined after giving effect to a prior release to Finova of $5 million held by Finova as cash collateral). The payment to Finova, net of fees paid to our lender who brokered and financed the payoff, represented a discount of approximately $13.6 million from the principal amount of the Finova loans, and we recorded that amount in 2002 as an extraordinary gain on settlement of debts. Pursuant to the Finova agreement, we released each other from liabilities and obligations relating to the Finova loans and certain other matters including those that were the subject of pending litigation between the parties.

Debt Settlement

In May 2002, we executed amendments to lease agreements relating to a 1999 sale-leaseback transaction, payments on which were suspended as a result of the bankruptcy proceedings. As a result of the amendments, the minimum lease terms have been extended from November 2002 to April 2004, and our payment obligations have been reduced by $1.1 million, which is recorded as an offset to reorganization expenses as a gain on settlement of debt.

Pursuant to our plan of reorganization, we agreed with Bank of America, Societe Generale, OCM Real Estate Opportunities Fund II, L.P (as successor to Union Bank of California, N.A. and Bank of Hawaii), to adopt certain terms and conditions to govern the discharge and complete satisfaction of all our obligations to these lenders.

All obligations owed to OCM Real Estate Opportunities Fund II, L.P. (approximately $18.2 million including accrued interest payable) were settled and satisfied in full effective July 26, 2002 for a cash payment of approximately $12.3 million. We recognized a gain on settlement of debt, net of fees and expenses, of approximately $5.6 million that is included as an offset to reorganization expenses.

We entered into an agreement with Bank of America and Societe Generale to amend and restate our existing credit agreement with these lenders in its entirety and to set forth the terms of repayment for all outstanding obligations as of July 26, 2002 in the amount of approximately $18.4 million, including accrued interest payable. Pursuant to the terms of the agreement, we agreed to a cash payment of approximately $7.2 million and the issuance of a 5-year note payable for approximately $11.2 million. The note bears interest at a rate of prime plus 2% and is collateralized by certain mortgages receivable. No gain or loss was recognized on this transaction. All obligations owing to these lenders were satisfied in full on November 5, 2002.

We agreed with OCM Real Estate Opportunities Fund II, L.P. (a successor to Union Bank of California, N.A.) to settle all outstanding obligations under a separate facility totaling approximately $11.1 million for a cash payment of $10.2 million. We recognized a gain on settlement of approximately $0.9 million, which is included as an offset to reorganization expenses.

In December 2002 we exercised a “clean-up” call provision relating to certain securitized notes that were carried in the Company’s balance sheet and included in notes payable as of December 31, 2001. The cash required to facilitate the call was borrowed under the Merrill Lynch Financing Facility in the amount of $13.6 million. No gain or loss was recognized on this transaction.

Derivatives

In the past, we have utilized derivative financial instruments from time to time, which included interest rate cap agreements, to manage well-defined interest rate exposure. It is our policy that derivative financial instruments are not used for trading or speculative purposes. Counterparties to our derivative financial instruments are generally major financial institutions. At December 31, 2002 and 2001, no agreements were in effect.

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 6 to the consolidated financial statements included in this report.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

We are exposed to on-balance sheet credit risk related to our mortgages and contracts receivable. We offer financing to the buyers and lessees of Vacation Intervals at our resorts. We bear the risk of defaults on promissory notes delivered to us by buyers of Vacation Intervals. If a buyer of a Vacation Interval defaults, we generally must foreclose on the Vacation Interval and attempt to resell it. The associated marketing, selling and administrative costs from the original sale are not recovered and such costs must be incurred again to resell the Vacation Interval. Although in many cases we may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, we have generally not pursued this remedy. If a lessee of a Vacation Interval defaults, the lessee forfeits its contract rights previously held to use the Vacation Interval, and we are able to re-lease the Vacation Interval without further recovery efforts.

Availability of Funding Sources

We have historically funded mortgages and contracts receivable, and real estate and development costs with borrowings through our financing facilities, sales of mortgages and contracts receivable, internally generated funds and proceeds from public debt and equity offerings. Borrowings are in turn repaid with the proceeds received by us from repayments of such mortgages and contracts receivable. To the extent that we are not successful in maintaining or replacing existing financings, we would have to curtail our operations or sell assets, thereby resulting in a material adverse effect on our results of operations, cash flows and financial condition.

Geographic Concentration

Our owned and serviced loan portfolio borrowers are geographically diversified within the United States and internationally. At December 31, 2002, borrowers residing in the United States accounted for approximately 90.4% of our loan portfolio. With the exception of Arizona and California, which represented 14.3% and 13.8%, respectively, no state or foreign country concentration accounted for more than approximately 5.1% of the serviced portfolios. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well being of the borrowers.

Foreign Currency Risk

Our total revenues denominated in a currency other than U.S. dollars for 2002, primarily revenues derived from the United Kingdom, were approximately 35% of total revenues. Our net assets maintained in a functional currency other than U.S. dollars at December 31, 2002, which were primarily assets located in Western Europe, were approximately 13% of total net assets. The effect of changes in foreign currency exchange rates has not historically been significant to our operations or net assets.

Interest Rate Risks

As of December 31, 2002, we had floating interest rate debt of approximately $240 million, comprised of amounts outstanding under the Merrill Lynch Financing Facility. The floating interest rate on the Merrill Lynch Financing Facility is based upon the prevailing LIBOR rate and interest rate changes can impact earnings and operating cash flows. A change in interest rates of one percent on the balance outstanding at December 31, 2002 would cause a change in total annual interest costs of $2.4 million.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant are listed in the index contained in Item 15 herein and are included in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ALL ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEMS 10-13.

The information required by these items will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2003 annual meeting of stockholders which is incorporated by reference herein.

ITEM 14.    CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out by our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with its reorganization under Chapter 11 of the Bankruptcy Code, management became aware of certain conditions that impacted its control environment. Such matters included: inconsistent and improper application of accounting policies, weak supervision and review of accounting staff, weakness of certain key accounting staff, certain unreconciled account balances, poor and in some cases, lack of communication between accounting and operational personnel, weaknesses arising from decentralized accounting systems, reclassification and reallocation of certain journal entries and incomplete document retention.

Our management has, during the period of its evaluation, considered the matters referred to above as part of its general evaluation of our internal accounting controls in particular and our disclosure controls and procedures generally. We have implemented a number of changes as described below:

•	Accounting policies and procedures have been reviewed and updated and are communicated to all staff via our intranet. Key accounting personnel have undergone training on these policies and procedures. A new, uniform chart of accounts has been developed and implemented in conjunction with a major upgrade to our accounting software with the restructuring of our financial system.

•	Our internal accounting functions have been and continue to be reorganized and clear reporting lines now exist from business units to the corporate accounting group. A significant part of the domestic accounting organization is now based at our corporate headquarters in Las Vegas and this has significantly improved our accuracy and consistency of accounting.

•	We experienced a considerable turnover of senior accounting staff during the pendency of our bankruptcy proceedings. We also relied to an unusual extent on contracted professional support during that period. Following the appointment of a new Chief Financial Officer in September 2002, we have continued to recruit permanent replacements for these professionals and as of December 31, 2002, we no longer have significant reliance on outside professionals.

•	We believe that the new procedures and policies described above, coupled with the implementation of our Oracle 11i financial system, have resulted in a more effective account reconciliation and analysis process.

•	A new document retention and storage policy has been prepared by our legal department and accountability for these issues is set out in the accounting policies and procedures.

•	A major initiative was substantially completed by the end of 2002, which resulted in the reorganization of our corporate structure. We believe that the resultant structure is more practical, logical and efficient and has eliminated a large number of existing subsidiaries.

We continue to evaluate the effectiveness of these actions as well as our overall disclosure controls and procedures. Where changes are underway, but not yet fully implemented, we have attempted to impose mitigating and redundant controls to ensure that an effective control environment is maintained.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to Financial Statements

We have provided the following consolidated financial statements immediately following the Index to Financial Statements on Page F-1 of this report:

Page
Sunterra Corporation and Subsidiaries

Report of Independent Certified Public Accountants on Consolidated Financial Statements as of and for the five months ended December 31, 2002 (Successor), and for the seven months ended July 31, 2002 (Predecessor)

F-2
Independent Auditors’ Report on Consolidated Financial Statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 (Predecessor)	F-3
Consolidated Statements of Operations for the five months ended December 31, 2002 (Successor), seven months ended July 31, 2002 (Predecessor) and years ended December 31, 2001 and 2000 (Predecessor)	F-4
Consolidated Balance Sheets as of December 31, 2002 (Successor) and 2001 (Predecessor)	F-5
Consolidated Statements of Cash Flows for the five months ended December 31, 2002 (Successor), seven months ended July 31, 2002 (Predecessor) and years ended December 31, 2001 and 2000 (Predecessor)	F-6

Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income (Loss) for the five months ended December 31, 2002 (Successor), seven months ended July 31, 2002 (Predecessor) and years ended December 31, 2001 and 2000 (Predecessor)

F-8
Notes to Consolidated Financial Statements	F-9

We have omitted all schedules to our consolidated financial statements because they are not required under the related instructions or are inapplicable or because we have included the required information in our consolidated financial statements or related notes.

(b) Reports on Form 8-K

We filed the following Current Reports on Form 8-K with the SEC during the quarter ended December 31, 2002:

•	Current Report on Form 8-K filed with the SEC on October 10, 2002, including our July 2002 Monthly Operating Report filed with the Bankruptcy Court.

•	Current Report on Form 8-K filed with the SEC on November 26, 2002, relating to the changes in our Certifying Accountant and amended on December 11, 2002 to include a letter from Deloitte & Touche LLP.

(c) Exhibits

The exhibits required by Item 601 of Regulation S-K are listed below.

The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. We will furnish any exhibit upon request made to our General Counsel, 3865 W. Cheyenne Ave., North Las Vegas, NV 89032. We charge $.50 per page to cover expenses of copying and mailing.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Sunterra Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

3.2	Amended and Restated Bylaws of Sunterra Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.1

Third Amended and Restated Joint Plan of Reorganization, dated May 9, 2002, of Sunterra Corporation and its debtor affiliates under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (date of event: May 9, 2002))

10.2

Second Amendment, dated as of May 9, 2002, to Financing Agreement dated as of April 20, 2001 among Sunterra Corporation, certain affiliates of Sunterra Corporation and Greenwich Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: May 9, 2002))

10.3

Third Amendment, dated as of September 6, 2002, to Financing Agreement dated as of April 20, 2001 among Sunterra Corporation, certain affiliates of Sunterra Corporation and Greenwich Capital Markets, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (date of event: June 12, 2002))

10.4

Confirmation Order, dated June 20, 2002, of the Bankruptcy Court (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed June 28, 2002)

10.5

Loan Agreement, dated as of July 29, 2002, by and between Merrill Lynch Capital Mortgage, Inc. as agent for certain lenders parties thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.6

Warrant Agreement, dated as of July 29, 2002, by and between Sunterra Corporation and Merrill Lynch Capital Mortgage, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.7	Sunterra Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.8

Warrant Agreement, dated as of July 29, 2002, by and between Sunterra Corporation and Mellon Investor Services, LLC, as warrant agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.9

Registration Rights Agreement, dated as of July 29, 2002, by and among Sunterra Corporation, Merrill Lynch Mortgage Capital, Inc. and certain initial holders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

+10.10

Amended and Restated Employment Agreement dated as of November 19, 2001 between Sunterra Corporation and Nicholas Benson (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (date of event: January 25, 2002))

Exhibit Number	Description

+10.11

Employment Agreement dated September 9, 2002 between Sunterra Corporation and Steven E. West (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002)

+10.12

Employment Agreement dated May 21, 2001 between Sunterra Corporation and Andrew Gennuso (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed June 28, 2002)

16.1	Letter from Deloitte & Touche LLP (incorporated by reference to Exhibit 11.1 to the Company’s Current Report on Form 8-K (date of event: November 19, 2002))

*21	Subsidiaries of Sunterra Corporation

*99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Compensatory management plan
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTERRA CORPORATION

April 14, 2003	By:	/S/ NICHOLAS J. BENSON
Name: Nicholas J. Benson Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ NICHOLAS J. BENSON Nicholas J. Benson	President, Chief Executive Officer and Director	April 14, 2003

/S/ STEVEN E. WEST Steven E. West	Chief Financial Officer	April 14, 2003

/S/ JAMES F. ANDERSON James F. Anderson	Vice President, Corporate Controller	April 14, 2003

/S/ DAVID GUBBAY David Gubbay	Director	April 14, 2003

/S/ JOSEPH JACOBS Joseph Jacobs	Director	April 14, 2003

/S/ FREDERICK SIMON Frederick Simon	Director	April 14, 2003

/S/ BRADFORD T. WHITMORE Bradford T. Whitmore	Director	April 14, 2003

/S/ CHARLES F. WILLES Charles F. Willes	Director	April 14, 2003

CERTIFICATIONS

I, Nicholas J. Benson, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Sunterra Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/    NICHOLAS J. BENSON

Dated: April 14, 2003

I, Steven E. West, Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Sunterra Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/    STEVEN E. WEST

Dated: April 14, 2003

INDEX TO FINANCIAL STATEMENTS

Page
Sunterra Corporation and Subsidiaries

Report of Independent Certified Public Accountants on Consolidated Financial Statements as of and for the five months ended December 31, 2002 (Successor), and for the seven months ended July 31, 2002 (Predecessor)

F-2

Independent Auditors’ Report on Consolidated Financial Statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 (Predecessor)	F-3

Consolidated Statements of Operations for the five months ended December 31, 2002 (Successor), seven months ended July 31, 2001 (Predecessor) and years ended December 31, 2001 and 2000 (Predecessor)	F-4

Consolidated Balance Sheets as of December 31, 2002 (Successor) and 2001 (Predecessor)	F-5

Consolidated Statements of Cash Flows for the five months ended December 31, 2002 (Successor), seven months ended July 31, 2002 (Predecessor) and years ended December 31, 2001 and 2000 (Predecessor)	F-6

Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income ( Loss) for the five months ended December 31, 2002 (Successor), seven months ended July 31, 2002 (Predecessor) and years ended December 31, 2001 and 2000 (Predecessor)

F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Sunterra Corporation:

We have audited the accompanying consolidated balance sheet of Sunterra Corporation and subsidiaries (the Company) as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive loss, and cash flows for the five-month period then ended and the seven-month period ended July 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the five-month period then ended and the seven-month period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 3 to the consolidated financial statements, the consolidated financial statements reflect the application of fresh-start reporting as of July 31, 2002 and, therefore, consolidated financial statements for periods after July 31, 2002 are not comparable in all respects to consolidated financial statements for periods prior to such date.

/s/    GRANT THORNTON LLP

Los Angeles, California

March 28, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Sunterra Corporation:

We have audited the accompanying predecessor consolidated balance sheet of Sunterra Corporation and subsidiaries (the Company) as of December 31, 2001, and the related predecessor consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive loss, and cash flows for the years ended December 31, 2001 and 2000. These predecessor consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these predecessor consolidated financial statements based on our audits.

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

In our opinion, such predecessor consolidated financial statements present fairly, in all material respects, the predecessor financial position of the Company as of December 31, 2001, and the results of the predecessor’s operations and the predecessor’s cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code on May 31, 2000. The accompanying predecessor consolidated balance sheet as of December 31, 2001 and the related predecessor consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive income (loss), and cash flows for the years ended December 31, 2001 and 2000 do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such predecessor consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying predecessor consolidated balance sheet as of December 31, 2001 and the related predecessor consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive income (loss), and cash flows for the years ended December 31, 2001 and 2000 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company’s consolidated stockholders’ deficiency of $336 million as of December 31, 2001 and its status as a debtor-in-possession operating under Chapter 11 Bankruptcy Court protection as of that date, the lack of approval of the proposed Plan of Reorganization, and the Company’s lack of binding commitments for an exit financing facility and a post emergence working capital financing facility raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1. The predecessor consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for developer paid owners’ association fees and property taxes during the developer guarantee and subsidy periods of real estate project developments in 2000.

/s/    DELOITTE & TOUCHE LLP

Orlando, Florida

May 15, 2002

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Five Months Ended December 31, 2002, Seven Months Ended July 31, 2002,

and Years Ended December 31, 2001 and 2000

(In thousands, except per share amounts)

	Successor	Predecessor
	Five Months Ended December 31, 2002	Seven Months Ended July 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Revenues:
Vacation Interest sales	$83,465	$99,034	$166,315	$187,199
Vacation Interest lease revenue	5,098	5,624	10,913	6,523
Club Sunterra revenue	3,250	4,137	6,823	7,019
Resort rental revenue	3,538	8,414	12,282	13,457
Management services revenue	6,435	12,714	20,966	20,006
Interest revenue	13,731	16,677	30,501	26,506
Other revenue	8,128	11,371	24,647	27,403

Total revenues	123,645	157,971	272,447	288,113

Costs and Operating Expenses:
Vacation Interests cost of sales	15,541	21,426	34,275	85,319
Advertising, sales and marketing	51,094	64,077	104,273	150,742
Maintenance fees and subsidy expense	4,312	7,671	14,075	16,668
Provision for doubtful accounts and loan losses	2,019	4,091	15,843	33,973
Loan portfolio expenses	5,335	7,839	11,037	8,404
General and administrative	31,244	45,028	76,076	117,183
Depreciation and amortization	5,468	7,871	18,428	27,517
Interest expense (a)	9,873	9,163	20,477	42,748
Reorganization expenses, net	7,377	(332,611)	50,350	77,988
Restructuring expenses	5,054	1,045	—	6,040
Impairment write-down of assets	—	—	—	37,430
Loss on abandonment of property and equipment	—	—	—	959
Impairment loss on retained interests in mortgages receivable sold	—	—	—	30,015

Total costs and operating expenses	137,317	(164,400)	344,834	634,986

Income (loss) from operations	(13,672)	322,371	(72,387)	(346,873)

Other non-operating income (expenses)	—	—	184	(12,291)
Income from investments in joint ventures	2,276	2,640	3,381	2,727

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(11,396)	325,011	(68,822)	(356,437)
Provision for income taxes	2,927	3,026	2,717	522

Income (loss) before cumulative effect of change in accounting principle	(14,323)	321,985	(71,539)	(356,959)
Cumulative effect of change in accounting principle, net	—	—	—	(18,761)

Net income (loss)	$(14,323)	$321,985	$(71,539)	$(375,720)

Net income (loss) per share:
Basic and diluted	$(0.72)
Weighted average number of common shares outstanding (b)	20,000

(a)	Interest expense is comprised of contractual interest of $9,898, net of capitalized interest of $25 for the five months ended December 31, 2002. Interest expense for the seven months ended July 31, 2002 is comprised of contractual interest of $32,971, less unaccrued interest of $23,558 and capitalized interest of $250. Interest expense for the years ended December 31, 2001 and 2000 is comprised of contractual interest of $61,252 and $68,043, less unaccrued interest of $40,400 and $23,500 and capitalized interest of $375 and $1,795, respectively.
(b)	See Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(In thousands, except per share amounts)

	Successor	Predecessor
	2002	2001
ASSETS
Cash and cash equivalents	$22,960	$27,207
Cash in escrow and restricted cash	50,999	99,354
Mortgages and contracts receivable, net of allowances of $32,394 and $36,206 at December 31, 2002 and 2001, respectively	180,588	176,036
Retained interests in mortgages receivable sold	18,089	15,974
Due from related parties, net	1,840	9,902
Other receivables, net	19,754	13,013
Prepaid expenses and other assets	36,331	20,267
Assets held for sale	14,038	11,324
Investments in joint ventures	30,503	19,698
Real estate and development costs, net	133,676	180,087
Property and equipment, net	69,162	67,431
Intangible assets, net	154,312	23,198

Total assets	$732,252	$663,491

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Borrowings under debtor-in-possession financing agreement	$—	$68,311
Borrowings under Merrill Lynch Financing facility	240,065	—
Accounts payable	12,502	12,190
Accrued liabilities	85,635	91,735
Income taxes payable	5,922	—
Deferred revenue	99,666	86,134
Notes payable	4,136	28,005
Liabilities subject to compromise	—	712,866

Total liabilities	447,926	999,241

Commitments and contingencies
Stockholders’ equity (deficiency):
Predecessor preferred stock (25,000 shares authorized; none issued or outstanding at December 31, 2001; cancelled July 29, 2002)	—	—
Predecessor common stock ($0.01 par value, 100,000 shares authorized; 36,025 shares issued and outstanding at December 31, 2001; cancelled July 29, 2002)	—	360
Successor common stock ($0.01 par value, 30,000 shares authorized; 18,045 shares issued and outstanding at December 31, 2002)	180	—
Additional paid-in-capital	296,714	164,607
Accumulated deficit	(14,323)	(491,281)
Accumulated other comprehensive income (loss)	1,755	(9,436)

Total stockholders’ equity (deficiency)	284,326	(335,750)

Total liabilities and stockholders’ equity (deficiency)	$732,252	$663,491

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Five Months Ended December 31, 2002, Seven Months Ended July 31, 2002,

and Years Ended December 31, 2001 and 2000

(In thousands)

	Successor	Predecessor
	Five Months Ended Dec. 31, 2002	Seven Months Ended July 31, 2002	Year Ended Dec. 31, 2001	Year Ended Dec. 31, 2000
Operating activities:
Net (loss) income	$(14,323)	$321,985	$(71,539)	$(375,720)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,468	7,871	18,428	27,517
Provision for doubtful accounts and loan losses	2,019	4,091	15,843	33,973
Amortization of capitalized financing costs, deferred loan and contact origination costs and other	4,018	1,915	3,580	9,392
Income on investment in joint ventures	(2,276)	(2,640)	(3,381)	(2,727)
Other non-operating expenses	—	—	—	12,291
Impairment loss on retained interests in mortgages receivable sold	—	—	—	30,015
(Gain) loss on sales of property and equipment	(56)	(4,165)	(4,118)	429
Gain on settlement of debt	—	(34,563)	—	—
Gain on cancellation of debt	—	(232,697)	—	—
Fresh-start adjustments	—	(112,742)	—	—
Loss on sales of mortgages receivable	—	—	—	175
Proceeds from sales of mortgages receivable	—	—	—	14,742
Asset impairments	—	—	—	122,298
Deferred income taxes	(1)	(522)	(1,534)	19,954
Loss on asset abandonment	—	—	—	959
Write-offs of pre-petition debt issuance costs	—	—	—	16,378
Change in retained interests in mortgages receivable sold	(1,299)	(980)	(3,072)	102
Cumulative effect of change in accounting principle	—	—	—	18,761
Changes in operating assets and liabilities:
Cash in escrow and restricted cash	1,638	48,934	(34,767)	(32,137)
Mortgages and contracts receivable	(1,505)	2,197	1,150	13,521
Due from related parties, net	2,247	5,858	1,111	(124)
Other receivables, net	(5,992)	1,763	7,257	(18,338)
Prepaid expenses and other assets	1,422	(6,997)	2,305	5,275
Real estate and development costs	12,972	6,129	39,564	19,861
Liabilities not subject to compromise:
Accounts payable	(7,328)	4,168	(3,621)	9,231
Accrued liabilities	(21,891)	10,585	5,137	43,515
Income taxes payable	3,646	850	3,263	329
Deferred revenue	2,402	9,945	—	—
Liabilities subject to compromise	—	(2,043)	(1,511)	—

Net cash provided by (used in) operating activities	(18,839)	28,942	(25,905)	(30,328)

Investing activities:
Proceeds from sale of assets	7,322	(10)	44,840	26,287
Capital expenditures	(10,634)	(9,745)	(10,547)	(19,866)
Increase in intangible assets	—	(5,713)	(1,947)	(7,136)
Investment in joint ventures	6	1,240	1,713	313

Net cash provided by (used in) investing activities	(3,306)	(14,228)	34,059	(402)

(Continued)

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Five Months Ended December 31, 2002, Seven Months Ended July 31, 2002,

and Years Ended December 31, 2001 and 2000

(In thousands)

	Successor	Predecessor
	Five months ended Dec. 31, 2002	Seven months ended July 31, 2002	Year ended Dec. 31, 2001	Year ended Dec. 31, 2000
Financing activities:
Borrowings under debtor-in-possession financing agreement, net of issuance costs	$—	$101,895	$80,257	$44,750
Borrowings under Merrill Lynch Financing Facility	46,188	193,877	—	—
Debt issuance costs	(176)	(8,936)	(1,520)	(1,540)
Proceeds from notes payable	2,962	2,847	3,630	5,620
Borrowings under credit line facilities	—	—	—	49,954
Payments of accrued interest on settlement of debt	—	(15,058)	—	—
Payments on debtor-in-possession financing agreement	—	(170,206)	(56,696)	—
Payments on notes payable and mortgage-backed securities	(22,287)	(11,351)	(20,218)	(42,634)
Payments on credit line facilities	(10,986)	(110,924)	(1,170)	(13,174)
Other	—	—	—	188

Net cash provided by (used in) financing activities	15,701	(17,856)	4,283	43,164

Effect of changes in exchange rates on cash and cash equivalents	1,404	3,935	(6,292)	(15,888)

Net increase (decrease) in cash and cash equivalents	(5,040)	793	6,145	(3,454)
Cash and cash equivalents, beginning of period	28,000	27,207	21,062	24,516

Cash and cash equivalents, end of period	$22,960	$28,000	$27,207	$21,062

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$16,141	$13,602	$12,045	$27,710
Cash paid for taxes, net of tax refunds	$(1,997)	$3,091	$785	$855

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(DEFICIENCY) AND COMPREHENSIVE INCOME (LOSS)

Five Months Ended December 31, 2002, Seven Months Ended July 31, 2002 and

Years Ended December 31, 2001 and 2000

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficiency)	Comprehensive Income (Loss)
	Shares Outstanding	Amount
PREDECESSOR
BALANCE AT DECEMBER 31, 1999	35,970	$360	$164,419	$(44,022)	$(3,150)	$117,607
Net loss	—	—	—	(375,720)	—	(375,720)	$(375,720)
Other	55	—	188	—	—	188	—
Other comprehensive income (loss):
Unrealized gain on securities classified as available-for-sale, net of tax of $0	—	—	—	—	1,199	1,199	1,199
Currency translation adjustments, net of tax of $0	—	—	—	—	(6,381)	(6,381)	(6,381)

BALANCE AT DECEMBER 31, 2000	36,025	360	164,607	(419,742)	(8,332)	(263,107)
Comprehensive loss for the year ended December 31, 2000							$(380,902)

Net loss	—	—	—	(71,539)	—	(71,539)	$(71,539)
Other comprehensive income (loss):
Unrealized gain on securities classified as available-for-sale, net of tax of $0	—	—	—	—	420	420	420
Currency translation adjustments, net of tax of $0	—	—	—	—	(1,524)	(1,524)	(1,524)

BALANCE AT DECEMBER 31, 2001	36,025	360	164,607	(491,281)	(9,436)	(335,750)
Comprehensive loss for the year ended December 31, 2001							$(72,643)

Net loss, excluding plan of reorganization and fresh-start adjustments	—	—	—	(23,454)	—	(23,454)	$(23,454)
Other comprehensive income (loss):
Unrealized loss on securities classified as available-for-sale, net of tax of $0	—	—	—	—	(164)	(164)	(164)
Currency translation adjustments, net of tax of $0	—	—	—	—	5,238	5,238	5,238
Effect of plan of reorganization and fresh-start adjustments:
Cancellation of old common stock	(36,025)	(360)	(164,607)	—	—	(164,967)	(164,967)
Issuance of new common stock and warrants	18,045	180	305,405	—	—	305,585
Gain on cancellation of debt	—	—	—	232,697	—	232,697	232,697
Other fresh-start adjustments	—	—	(8,691)	282,038	4,362	277,709	277,709

BALANCE AT JULY 31, 2002	18,045	180	296,714	—	—	296,894
SUCCESSOR
Comprehensive income for the seven months ended July 31, 2002							$327,059

Net loss	—	—	—	(14,323)	—	(14,323)	$(14,323)
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	—	—	—	—	1,755	1,755	1,755

BALANCE AT DECEMBER 31, 2002	18,045	$180	$296,714	$(14,323)	$1,755	$284,326

Comprehensive loss for the five months ended December 31, 2002							$(12,568)

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Five Months Ended December 31, 2002 (Successor), Seven Months Ended July 31, 2002 (Predecessor),

and Years Ended December 31, 2001 and 2000 (Predecessor)

(Amounts in thousands, except where stated and per share data)

Note 1—Background and Basis of Presentation

Principal products and services—The operations of Sunterra Corporation (Sunterra) and its wholly owned subsidiaries (collectively, the Company) consist of (i) marketing and selling vacation ownership interests at its locations and off-site sales centers, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity (Vacation Intervals), and vacation points which may be redeemed for occupancy rights, for varying lengths of stay, at participating resort locations (Vacation Points, and together with Vacation Intervals, Vacation Interests), both of which generally include a deeded, fee-simple interest in a particular unit, (ii) marketing and selling Vacation Points representing a beneficial interest in a trust which holds title to vacation property real estate for the benefit of purchasers of those points, (iii) leasing Vacation Intervals at certain Caribbean locations, (iv) acquiring, developing, and operating vacation ownership resorts, (v) providing consumer financing to individual purchasers for the purchase of Vacation Interests at its resort locations and off-site sales centers, and (vi) providing resort rental management and maintenance services for which the Company receives fees paid by the resorts’ homeowners’ associations.

Principal markets—The Company is headquartered in North Las Vegas, Nevada, and has vacation ownership resorts in the United States, Canada, the Caribbean, Mexico and Europe. See Note 21 for detailed segment information.

Fresh-Start Basis of Presentation—The accompanying consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, as amended. As a result of adopting fresh-start reporting upon emerging from Chapter 11, the Company’s financial statements are not comparable with those prepared for the periods before the Plan was confirmed, including the historical consolidated financial statements included herein. References to “Predecessor” refer to the Company through July 31, 2002. References to “Successor” refer to the Company on and after August 1, 2002.

Predecessor Going Concern Uncertainty—The Predecessor consolidated financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were prepared on a going concern basis, which contemplated the continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 proceedings described in Note 2, such realization of assets and liquidation of liabilities of the Predecessor were subject to uncertainty. While under the protection of Chapter 11, in the normal course of business the Predecessor was not able to sell or otherwise dispose of operating and long-lived assets and liquidate prepetition liabilities, without the prior approval of the Bankruptcy Court. The Predecessor recorded $61.7 million in valuation adjustments and write-offs in reorganization expenses in 2000 to reflect the impact of the Chapter 11 proceedings on the Predecessor’s ability to realize certain assets. Further, the amounts reported in the Predecessor consolidated financial statements for 2001 and 2000, did not give effect to any adjustments to the carrying value of assets or amounts of liabilities that were necessary as a consequence of the Plan of Reorganization, also described in Note 2. The appropriateness of using the going concern basis in 2001 and 2000 was dependent upon, among other things, the Company’s ability to comply with the existing debtor-in-possession financing agreement that had been approved by the Bankruptcy Court and to obtain confirmation of the Plan of Reorganization.

As of December 31, 2001, the Predecessor’s consolidated stockholders’ deficiency of $335.8 million, its status as a debtor-in-possession operating under Chapter 11 Bankruptcy Court protection, the then lack of approval of the Plan of Reorganization discussed in Note 2, which was substantially contingent on the

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s securing binding commitments for an exit financing facility and a post emergence working capital financing facility, gave rise to substantial doubt as to the Predecessor’s ability to continue as a going concern. Management believed as of May 15, 2002 that the amended proposed plan of reorganization as filed May 9, 2002 with the Bankruptcy Court, and which was based on the assumption the Company would be successful in obtaining an exit financing facility and a post-emergence working capital financing facility, provided for a restructuring of the Company’s business and its capital structure such that it would be able to continue as a going concern. The accompanying Predecessor consolidated financial statements do not include any adjustments that may have been necessary if the Company was not able to emerge from Chapter 11 and continue as a going concern.

Reclassifications—Certain reclassifications were made to the prior year consolidated financial statements to conform to the 2002 presentation.

Note 2—Reorganization of the Business Under Chapter 11

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

A disclosure statement for a proposed plan of reorganization (the “Plan of Reorganization” or “Plan”) was approved by order of the Bankruptcy Court entered on April 25, 2002, and the Plan of Reorganization and disclosure statement were mailed to creditors on or about May 14, 2002. The Plan received the requisite votes of creditor interests, and the Bankruptcy Court confirmed the Plan by an order entered on June 21, 2002. According to the terms of the Plan, it became effective when certain conditions, as set forth in the Plan, were either satisfied or waived by the Official Committee of Unsecured Creditors. The conditions to the effectiveness of the Plan were fulfilled on July 29, 2002 (the Effective Date) and the Debtor Entities emerged from their Chapter 11 proceedings on that date.

Plan of Reorganization

The Plan provides for (i) payment in full of allowed administrative and fee claims (which include, among other things, assumed contracts, professional fees and indenture trustee fees and expenses), debtor-in-possession lender claims and priority taxes; and (ii) settlement and resolution of all other claims against the Debtor Entities as of the Petition Date. The Plan provides for distributions to creditors of: (i) cash, (ii) new debt securities, (iii) new common stock of the reorganized Company (New Sunterra Stock), and (iv) warrants for the purchase of New Sunterra Stock. Certain of the unsecured creditors also received non-transferable beneficial interests in a trust to be established for purposes of pursuing certain claims against third parties. Pursuant to the terms of the Plan, the Debtor Entities are deemed substantively consolidated and treated as a single entity to eliminate: (i) cross-corporate guaranties by one Debtor Entity of another Debtor Entity, (ii) duplicate claims against more than one debtor entity, and (iii) intercompany claims among the substantively consolidated Debtor Entities. As a result of the substantive consolidation, each claim filed against one of the Debtor Entities will be deemed to be filed against all of the debtors as a single entity. The consolidated assets create a single fund from which all claims against the consolidated Debtor Entities are satisfied.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Bankruptcy Code, pre-petition liabilities must be satisfied before stockholders may receive any distribution. The Plan provided for no distributions to the holders of the Predecessor company’s common stock, and all then outstanding shares of such common stock were cancelled as of the Effective Date.

Pursuant to the Plan, the following transactions were completed on or about the Effective Date:

•	The Company amended and restated its Bylaws and also filed Articles of Amendment and Restatement with the Maryland State Department of Assessments and Taxation authorizing an aggregate of 30,000 shares of new common stock, par value $0.01 per share;

•	The Company entered into a loan agreement (the Merrill Lynch Financing Facility) with Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”), as agent and lender with a maximum availability of $300 million to be used to make cash payments required under the Plan and for general corporate and working capital purposes. As part of this loan agreement, Merrill Lynch was granted warrants exercisable for 1,190 shares of Successor common stock at an exercise price of $15.25 per share (the deemed value of the shares), subject to adjustment under certain anti-dilution provisions of the warrant agreement;

•	The Company adopted the Sunterra Corporate 2002 Stock Option Plan, under which the Company may grant certain employees options to purchase shares of new common stock and reserved 2,013 shares of new common stock for issuance under the Plan;

•	The Company entered into a Warrant Agreement with Mellon Investor Services LLC, as warrant agent, which provides for the issuance of warrants to purchase up to 600 shares of new common stock at an exercise price of $20.00 per share to former holders of certain subordinated notes as set forth in the Plan; and

•	The Company entered into a Registration Rights Agreement with Merrill Lynch and certain holders of new common stock, which provides that the Company will file a shelf registration statement under the Securities Act of 1933, within 45 days of the filing of the Company’s Annual Report on Form 10-K for fiscal 2002, to register the resale of shares of new common stock by certain holders.

Note 3—Fresh-start Accounting

In accordance with SOP 90-7, the Company was required to adopt fresh-start reporting because the holders of the existing voting shares immediately prior to filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity, and its reorganization value was less than the total of its post-petition liabilities and allowed claims. For accounting purposes, the Company assumed that the Plan was consummated on July 31, 2002. Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value at the date of reorganization. The fresh-start adjustments were based upon the work of outside appraisers and financial consultants, as well as internal valuation estimates including discounted cash flow analyses, to determine the fair values of the assets and liabilities of the Company.

After extensive negotiations between the Company and its creditors, the Company’s enterprise value was determined to be $525 million. The enterprise value was based on, among other things, a calculation of discounted projected cash flows for the reorganized Company, an analysis of comparable public company trading valuations, and an analysis of comparable company transaction values. The discounted cash flow analysis was based on 5-year cash flow projections prepared by management. Cash flows were discounted at 19.4% representing the after-tax weighted average cost of capital. The terminal value calculation was based on a

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

multiple of EBITDA. The cash flow projections were based on estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company, including, but not limited to, those with respect to the future revenues and costs of developing Vacation Interests. Accordingly, differences are expected between the projections and the actual results because events and circumstances frequently do not occur as expected, and those differences may be material.

The liabilities of reorganized Sunterra consist primarily of post-petition current liabilities, notes payable in settlement of certain pre-petition claims, certain outstanding pre-petition allowed claims, and amounts outstanding under the Merrill Lynch Financing Facility. In accordance with fresh-start accounting, a gain on forgiveness of pre-petition liabilities of $232.7 million resulting from the implementation of the Plan is included in the Predecessor company’s consolidated statement of operations for the seven months ended July 31, 2002. In addition, the accumulated deficit of the Predecessor company as of July 31, 2002 totaling $282.0 million (after the effect of the gain on cancellation of pre-petition liabilities) was eliminated, and, at August 1, 2002, the reorganized Successor company’s financial statements showed no beginning retained earnings or deficit. In addition, all accumulated depreciation and amortization were reduced to $0 at July 31, 2002.

The Company determined that the reorganization value of the assets exceeded the fair value of identifiable assets at July 31, 2002 and recognized $154.0 million as reorganization value in excess of amounts allocable to identifiable assets—goodwill. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, the excess reorganization value is assumed to have an indefinite useful life and will not be amortized. The excess reorganization value will be tested for impairment at least annually as specified in SFAS No. 142. As a result of adopting fresh-start reporting upon emerging from Chapter 11 status, the Company’s financial statements are not comparable with those prepared before the Plan was confirmed, including the historical consolidated financial statements included herein.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of the Plan and implementation of fresh-start accounting on the consolidated balance sheet as of July 31, 2002 is as follows:

	Predecessor	Fresh-start						Successor pro forma
	July 31, 2002	Debt Restructuring		Adjustments as of July 31, 2002		Additional Adjustments(a)		July 31, 2002
ASSETS
Cash and cash equivalents	$28,000	$—		$—		$—		$28,000
Cash in escrow and restricted cash	51,914							51,914
Mortgages and contracts receivable, net	170,801			193	(e)	10,301	(e)	181,295
Retained interests in mortgages receivable sold	16,790							16,790
Due from related parties, net	3,399			(5	)(e)	693	(e)	4,087
Other receivables, net	14,674			(143	)(e)	(895	)(e)	13,636
Prepaid expenses and other assets	34,538	8,691	(b)	(1,979	)(e)			41,250
Assets held for sale	24,748			(4,377	)(e)	987	(e)	21,358
Investments in joint ventures	21,098			7,817	(e)	(250	)(e)	28,665
Real estate and development costs, net	168,115			960	(e)	(23,866	)(e)	145,209
Property and equipment, net	65,158			(631	)(e)	(1,131	)(e)	63,396
Intangible assets, net
Goodwill and other intangible assets	27,882			(27,506	)(f)			376
Reorganization value in excess of identifiable assets	—			138,844	(g)	15,195		154,039

Total assets	$627,117	$8,691		$113,173		$1,034		$750,015

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Borrowings under Merrill Lynch Financing agreement	$193,877	$—				$—		$193,877
Accounts payable	15,589	3,388	(c)	(229	)(e)	(17	)(e)	18,731
Accrued liabilities	102,880	2,310	(c)	(199	)(e)	1,094	(e)	106,085
Deferred revenue	96,391			859	(e)			97,250
Income taxes payable	2,731							2,731
Notes payable	19,501	14,989	(c)			(43	)(e)	34,447
Liabilities subject to compromise	550,278	(550,278	)(c)	—				—

Total liabilities	981,247	(529,591)		431		1,034		453,121
Total stockholders’ equity (deficiency)	(354,130)	538,282	(d)	112,742	(h)	$—		296,894

Total liabilities and stockholders’ equity (deficiency)	$627,117	$8,691		$113,173		$1,034		$750,015

(a)	As of September 30, 2002, the Company was still in the process of evaluating the fair value of certain assets and liabilities for allocation of the reorganization value, and the additional adjustments shown in the table were recorded as of October 1, 2002.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)	To record the issuance of warrants for the Successor company’s common stock to Merrill Lynch.

(c)	To record certain pre-petition accounts payable and accrued liabilities to be settled in cash or services and to reinstate certain pre-petition notes payable at settlement amounts which approximate fair value.

(d)	To record the issuance of common stock ($296.9 million) and warrants ($8.7 million) of the Successor company and the gain on cancellation of pre-petition liabilities ($232.7 million).

(e)	To adjust assets and liabilities to fair value.

(f)	To write off predecessor goodwill.

(g)	To record reorganization value in excess of identifiable assets—goodwill.

(h)	To write off the equity and accumulated deficit of the Predecessor company upon emergence from Chapter 11 in accordance with SOP 90-7, as amended.

Note 4—Summary of Significant Accounting Policies

Principles of Consolidation—The accompanying consolidated financial statements include the combined accounts of Sunterra and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash, money market funds, and all highly liquid investments purchased with an original maturity date of three months or less.

Cash in Escrow and Restricted Cash—Cash in escrow consists of deposits received on sales and leases of Vacation Interests that are held in escrow until a certificate of occupancy is obtained, the legal rescission period has expired and, for sales of Vacation Interests, the deed of trust has been recorded in governmental property ownership records. Restricted cash consists primarily of cash collections on certain mortgages receivable that secure collateralized notes, cash held on behalf of homeowner associations in Europe, and proceeds from the disposition of assets that collateralize other secured borrowings.

Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses—Mortgages and contracts receivable are recorded at amortized cost, including deferred loan and contract origination costs, less the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests have been capitalized and are being amortized over the term of the mortgages or contracts receivable as an adjustment to interest income on mortgages and contracts receivable using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest income was $0.4 million for the five months ended December 31, 2002, $0.3 million for the seven months ended July 31, 2002 and $2.6 million and $5.4 million for the years ended December 31, 2001 and 2000, respectively.

The Company provides for estimated mortgages receivable cancellations and defaults at the time the Vacation Interval sales are recorded by a charge to operations and a credit to an allowance for loan losses. A similar loss allowance is provided for certain Vacation Interest transactions structured as long-term operating lease arrangements by a charge to deferred lease revenue, which is included in deferred revenue on the consolidated balance sheets, and a credit to an allowance for loan losses. The Company periodically performs an analysis of factors such as economic conditions and industry trends, defaults, past due agings and historical write-offs of mortgages and contracts receivable to evaluate the adequacy of the allowance.

The Company’s allowance for mortgages and contracts receivable includes both an amount related to receivables that existed at July 31, 2002 (predecessor portfolio), and an amount that relates to receivables generated subsequent to such date. The Company’s evaluation of the adequacy of the allowance in periods subsequent to such date will consider each of these portfolios separately. Future charge-offs and recoveries will be applied directly to each portfolio’s respective allowance.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Retained Interests in Mortgages Receivable Sold—Retained interests in mortgages receivable sold are generated upon sale of mortgages receivable and represent the net present value of the expected excess cash flow to the Company after repayment by the purchaser of principal and interest on the obligations secured by the mortgages receivable sold. The retained interests are classified as trading securities under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, based on management’s intent and the existence of prepayment options. Retained interests are marked to fair value at each reporting date based on certain assumptions and the adjustments are reported as a component of operating income (loss).

Real Estate and Development Costs—Real estate and development costs are valued at the lower of cost or fair value. Development costs include both hard and soft construction costs and, together with real estate costs, are allocated to Vacation Interests. Interest, taxes and other carrying costs incurred during the construction period are capitalized and such costs incurred on completed Vacation Interest inventory are expensed. Costs are allocated to units sold on the relative sales value method. Real estate and development costs also include the value of Vacation Interests collateralizing delinquent mortgages and contracts receivable that have been charged off in which the Company does not yet hold title pending completion of the foreclosure process.

Prepaid Expenses and Other Assets—Prepaid expenses are charged to expense as the underlying assets are used or are amortized. Financing and debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized financing costs included in interest expense was $3.7 million for the five months ended December 31, 2002, $1.5 million for the seven months ended July 31, 2002, and $1.0 million and $3.0 million for the years ended December 31, 2001 and 2000, respectively.

In 2000, a $16.4 million write-off of debt issuance costs related to pre-petition loan obligations was recorded and is included in reorganization expenses in the accompanying consolidated statements of operations.

Assets Held for Sale—Assets held for sale consist of resort properties determined to be non-core operations and the former corporate offices are held at the lower of cost or their estimated fair value less costs to sell and are not subject to depreciation.

Investments in Joint Ventures—The Company owns a 30% interest in Poipu Resort Partners, L.P. and a 23% interest in West Maui Resort Partners, LP (Ka’anapali) and accounts for its investments in joint ventures under the equity method. The excess of fair value (recorded in connection with application of fresh-start accounting) over the Company’s pro-rata share of its equity in the joint ventures is amortized as Vacation Interests are sold.

Property and Equipment—Buildings and leasehold improvements are depreciated using the straight-line method over the lesser of the estimated useful lives (40 years), or the remainder of the lease terms, respectively. Furniture, office equipment and computer equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to seven years.

Capitalized Software Costs—The Company capitalizes costs for internally developed software in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and amortizes the amounts over a period of three years.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible and Other Assets—Prior to the adoption of SFAS 142, goodwill recorded in connection with the acquisition of subsidiaries was amortized over the estimated useful life of ten years. In connection with the adoption of SFAS 142, no amortization has been taken on a recurring basis. Periodically, the Company evaluates the realizability of its goodwill based upon the expectations of undiscounted cash flows and operating income expected to be generated from the related acquired businesses. If any goodwill is determined to be impaired, impairment losses are recognized as a charge to operations during the period the impairment is determined.

Foreign Currency Translation—Assets and liabilities in foreign locations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss is shown as a translation adjustment and is included in other comprehensive income (loss) in stockholders’ equity (deficiency). Gains and losses from foreign currency transactions are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency transactions in 2002, 2001 or 2000.

Derivative Instruments—The Company uses interest rate cap agreements from time to time to manage interest rate exposure. At December 31, 2002 and 2001, no agreements were in effect and no amounts were due by or owed to the Company under these agreements.

Revenue Recognition—The Company recognizes sales of Vacation Interests in the U.S. on an accrual basis after a binding sales contract has been executed, a 10% minimum down payment has been received, the rescission period has expired, construction is substantially complete and certain minimum project sales levels have been met. If all the criteria are met except that construction is not substantially complete, then revenues are recognized on the percentage of completion (cost to cost) basis. For sales that do not qualify for either accrual or percentage of completion accounting, all revenue is deferred using the deposit method.

The European operations recognize Vacation Interests sales after the rescission period expires and upon receipt of all purchase consideration, usually subsequent to the closing of a mortgage loan provided to the customer by a third party. The European operations do not sell Vacation Interests in properties prior to completion of construction and do not record deferred revenue.

Leases of Vacation Interests in certain Caribbean locations are legally structured as long-term lease arrangements for either 99 years or a term expiring in 2050. The Vacation Interests subject to such leases revert to the Company at the end of the lease terms. Such transactions are accordingly accounted for as operating leases, with the sales value of the intervals recorded as deferred revenue at the date of execution of the transactions. Revenue deferred under these arrangements is amortized on a straight-line method over the term of the lease agreements. In addition, the Company collects maintenance fees from the lessees on these properties, which is accrued as earned and is included in Vacation Interest lease revenue. The direct marketing costs of the lease contracts are also deferred and amortized over the term of the leases. The leased assets consist of buildings and improvements and furniture and fixtures and are depreciated over terms of 40 years and 7 years, respectively. Deferred leased Vacation Interests revenue, net of a deferred charge for contract defaults, included in deferred revenue at December 31, 2002 and 2001 amounted to $78.4 million and $69.3 million, respectively.

Revenue on the upgrade of Vacation Interests ownership to club membership that allows owners to exchange an annual Vacation Interval at their home resort for time at another resort is deferred and amortized over ten years. Deferred revenue on club memberships at December 31, 2002 and 2001 is $12.6 million and $9.8 million, respectively. Club membership annual dues are accrued as earned.

The Company rents unsold Vacation Interests on a short-term basis. Such resort rental revenue is accrued as earned. Property management fee revenues are accrued as earned in accordance with the management contracts.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in other revenues are revenue on sales of one-week leases and mini-vacations which allow prospective owners to sample a resort property and which is deferred until the vacation is used by the customer or the expiration date of the one year lease or mini-vacation passes. Deferred revenue on one-year leases and mini-vacations at December 31, 2002 and 2001 was $1.9 million and $2.7 million, respectively.

Other revenues also include nonrefundable commissions earned by the European subsidiary on the origination of loans to customers by a third party to finance purchases of Vacation Interests. The commission revenue is recorded upon recognition of the related Vacation Interest sales revenue.

Mortgages and contracts receivable interest is accrued as earned based on the contractual provisions of the notes and contracts. Interest accrual is suspended on delinquent mortgages and contracts receivable.

Reopening of the Rescission Period—In November 2000, the Bankruptcy Court issued an order for the Company to provide certain consumers with renewed rescission rights with respect to the sale of timeshare transactions entered into but not consummated fully prior to the petition date. The Company sent registered letters to customers that met this criterion providing a new rescission period. As such, sales initially recorded in 2000 amounting to $31 million in revenue were converted to pending sales as a result of the order. Such sales were reversed in full in 2000, pending receipt from the customers of a reconfirmation of acceptance of the sales agreement. The reconfirmation process was substantially completed in 2001 and Vacation Interest sales of $16.8 million were recognized in 2001 for customers that elected not to rescind.

Advertising, Sales and Marketing Costs—Advertising, sales and marketing costs are expensed as incurred, except for costs directly related to sales and leases associated with contracts not eligible for revenue recognition as described above. Such deferred costs principally consist of sales commissions and are charged to operations as the related revenue is recognized. Deferred selling costs are classified as prepaid expenses in the accompanying consolidated balance sheets and at December 31, 2002 and 2001 were $13.6 million and $10.9 million, respectively.

Maintenance Fees and Subsidy Expense—The Company incurs a portion of operating expenses of the homeowners’ associations based on ownership of the unsold Vacation Interests at each of the respective properties. In addition, the Company may enter into a subsidy guarantee to fund negative cash flows for a period not to exceed three years from acquisition or commencement of the resort development. Such costs are expensed as incurred.

Loan Portfolio Expenses—Loan portfolio expenses include payroll, administrative and occupancy costs of the finance subsidiary as well as loan servicing fees paid to third parties. These costs are expensed as incurred.

Income Taxes—The Company accounts for income taxes in accordance with the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which the deferred tax assets or liabilities are expected to be realized or settled. Income tax expense consists of the taxes payable for the current period and the change during the period in deferred tax assets and liabilities.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company in preparation of its financial statements include: (i) mortgages and contracts receivable allowance for losses, (ii) valuation of retained interests, (iii) estimated net realizable value of assets held for sale, (iv) future sales plans used to allocate certain inventories to cost of sales, and (v) impairment of long-lived assets. Actual results could differ from those estimates.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income (Loss) per Share—Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the five months ended December 31, 2002, 1,790 shares attributable to the exercise of outstanding warrants were excluded from the calculation of diluted loss per share because the effect was anti-dilutive. As of July 31, 2002, the effective date of the Plan for accounting purposes, all previously outstanding equity securities of the Company were cancelled.

In connection with implementation of the Plan, approximately 18,045 shares of the Successor Company’s common stock were issued during 2002. Additionally, a distribution of approximately 1,955 shares of the Successor Company’s common stock will be made to pre-petition general unsecured creditors on a pro rata basis for no cash consideration. In accordance with the provisions of SFAS No. 128, Earnings per Share, shares of common stock to be issued to the pre-petition general unsecured creditors were considered to be outstanding as of the date of emergence from bankruptcy and included in the computation of income (loss) per share of the Successor Company. No earnings per share calculations are shown for periods prior to the distribution of the Successor Company’s common stock, since the information is not comparable with the Predecessor Company.

Stock-Based Compensation—The Company accounts for stock based compensation issued to employees using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted or estimated market price of the Company’s stock at the date of grant over the amount an employee must pay for the stock.

At December 31, 2002, the Company had one primary stock option plan, the Sunterra Corporation 2002 Stock Option Plan, which is described more fully in Note 28, and was instituted upon the Effective Date. All outstanding options to purchase the common stock of the Predecessor Company were cancelled on the Effective Date. No stock-based employee compensation cost is reflected in the net (loss) earnings in the accompanying consolidated statements of operations, as all options granted under the Company’s stock option plans had exercise prices equal to the quoted or estimated market price of the underlying common stock on the date of the grant. The following table illustrates the effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation.

	Successor	Predecessor
	Five months ended December 31, 2002	Seven months ended July 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Net (loss) income, as reported	$(14,323)	$321,985	$(71,539)	$(375,720)
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	—	(629)	(1,057)	(2,825)

Pro forma net (loss) income	$(14,323)	$321,356	$(72,596)	$(378,545)

(Loss) income per share:
As reported	$(0.72)

Pro forma	$(0.72)

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has also issued warrants for the purchase of 1,790 of Successor common shares to non-employees in connection with the Plan (see Note 2). The Company accounts for these issuances under SFAS No. 123 and related interpretations, which utilizes a fair-value method of accounting. The Company used the following assumptions in estimating the fair value of these warrants: expected life-5 years; interest  rate—3.81%; expected dividends—$0; volatility—50%.

Other Comprehensive Income (Loss)—Other comprehensive income (loss) includes all changes in equity (net assets) from non-owner sources such as foreign currency translation adjustments and unrealized gains or losses on available for sale marketable securities. The Company accounts for other comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income.

Note 5—Concentrations of Risk

Credit Risk—The Company is exposed to on-balance sheet credit risk related to its mortgages and contracts receivable.

The Company offers financing to the buyers and lessees of Vacation Interests at the Company’s resorts. These buyers generally make a down payment of at least 10% of the purchase price and deliver a promissory note to the Company for the balance. The promissory notes generally bear interest at a fixed rate, and are payable typically over a seven-year to ten-year period, and the notes on sold Vacation Interests are secured by a first mortgage on the Vacation Interests. The Company bears the risk of defaults on these promissory notes.

If a buyer of a Vacation Interests defaults, the Company generally must foreclose on the Vacation Interests and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Interests. Although the Company in many cases may have recourse against a Vacation Interests buyer for the unpaid price, certain states have laws that limit the Company’s ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, the Company has generally not pursued this remedy. If a lessee of a Vacation Interests defaults, the lessee forfeits its contract rights previously held to use the Vacation Interests and the Company is able to re-lease the Vacation Interests without further recovery efforts.

Availability of Funding Sources—The Company has historically funded substantially all of the mortgages and contracts receivable, timeshare inventories, and land inventories which it originates or purchases with borrowings through its financing facilities, sales of mortgages and contracts receivable, internally generated funds, and proceeds from public debt and equity offerings. Borrowings are in turn repaid with the proceeds received by the Company from repayments of such mortgages and contracts receivable. To the extent that the Company is not successful in maintaining or replacing existing financings, it would have to curtail its operations or sell assets, thereby having a material adverse effect on the Company’s results of operations, cash flows, and financial condition.

Interest Rate Risk—The Company has historically derived net interest income from its financing activities because the interest rates it charges its customers who finance the purchase or lease of their Vacation Interests exceed the interest rates the Company pays to its lenders. Because the Company’s indebtedness bears interest at variable rates and the Company’s customer receivables bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that the Company has historically obtained and could cause the rate on the Company’s borrowings to exceed the rate at which the Company provides financing to its customers. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on the Company’s results of operations, cash flows, and financial position.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Concentration—The Company’s owned and serviced loan portfolio borrowers are geographically diversified within the United States and internationally. At December 31, 2002, borrowers residing in the United States accounted for approximately 90.4% of serviced loans. With the exception of Arizona and California, which represented 14.3% and 13.8%, respectively, no state or foreign country concentration accounted for more than approximately 5.1% of the serviced portfolios. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well being of the borrowers.

Note 6—New Accounting Pronouncements

In 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, as amended, all derivative instruments are recognized on the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income, and then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs. Implementation of SFAS No. 133 resulted in no material impact to the Company’s consolidated financial statements.

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and rescinds SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS No. 140 revises SFAS No. 125’s standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carried over most of SFAS No. 125’s provisions without reconsideration. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company adopted the new disclosures required under SFAS No. 140 as of December 31, 2000. Adoption of SFAS No. 140 did not have a material impact on the Company’s consolidated results of operations or financial position.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001. SFAS No. 142 was effective January 1, 2002 and amortization of goodwill ceased as of that date. In accordance with the disclosure requirements of SFAS No. 142, amortization expense for goodwill was $1.3 million and net loss assuming the Company had adopted SFAS No. 142 during the year ended December 31, 2000 is $374.4 million. Amortization expense for goodwill was $1.4 million and net loss assuming the Company had adopted SFAS No. 142 during the year ended December 31, 2001 is $70.1 million.

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is applicable for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of APB Opinion 30, Reporting the Results of Operations. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the accompanying consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. The Company has adopted SFAS No. 145 in 2002 and classified the net gain on settlement of debt (Note 9) as a component of reorganization expenses on the accompanying consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 with the implementation of fresh-start accounting as of August 1, 2002. The adoption of this statement did not have a material impact on the accompanying 2002 consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, An Amendment to SFAS No. 123, Accounting for Stock-Based Compensation, which gives companies electing to expense employee stock options three methods to do so. In addition, the statement amends the disclosure requirements to require more prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. The Company has elected to continue using the intrinsic value method of accounting for stock-based compensation. Therefore, the amendment to SFAS No. 123 will not have any effect on the Company’s financial statements. SFAS No. 148 also requires companies to include prominent disclosure of the method of accounting used and the potential effect of the method used on reported results in both annual and interim financial statements. These disclosures are included in Note 4—Summary of Significant Accounting Policies.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made in interim and annual financial statements of a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. Initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of December 31, 2002, the Company did not have any outstanding guarantees.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

complete information about the resources, obligations, risks and opportunities of the consolidated company. The Interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is in the process of evaluating the disclosures and possible impact of adopting Interpretation No. 46 and therefore it is not presently possible to determine the impact the Interpretation may have on the Company’s consolidated financial statements.

In February 2003, proposed Statement of Position (SOP), Accounting for Real Estate Time-Sharing Transactions, and proposed FASB Statement, Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67, were issued simultaneously for public comment. The proposed FASB Statement would amend other authoritative pronouncements should the proposed SOP be issued as final. The proposed SOP would eliminate inconsistencies in existing authoritative literature and accepted practices and fill voids that have emerged in revenue recognition guidance in recent years by providing guidance on a seller’s accounting for real estate time-sharing transactions including criteria for and methods of revenue recognition, accounting for selling costs, accounting for credit losses, accounting for repossession of vacation ownership intervals, accounting for operations during interval holding periods, accounting for developer subsidies to interval homeowners’ associations and accounting for upgrade transactions. The comment periods conclude on April 30, 2003. The provisions of this proposed SOP would be effective for financial statements issued for fiscal years beginning after June 15, 2004. It is not possible to determine at this time the impact that the conclusions of the SOP, when and if it is finalized, may have on the consolidated financial statements of the Company.

Note 7—Accounting Change

The Company’s accounting policies prior to 2000 provided for the capitalization of homeowners’ association fees and property taxes during the developer guarantee and subsidy periods as inventory carrying costs in real estate and development costs. The Company has evaluated this policy and determined that the preferable method in accordance with industry conventions is to charge these costs to expense as incurred once a project is substantially complete and available for occupancy. The effect of this change was to increase the Company’s net loss for 2000 by the cumulative amount of the adjustment of $18.8 million ($0.52 per share) as of January 1, 2000. Income tax benefits related to this accounting change were not recognized because their realization was not assured.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Reorganization Expenses and Restructuring Costs

Reorganization expenses are comprised of expenses and losses offset by income and gains that were realized or incurred by the Company as a result of reorganization under Chapter 11. These items have been segregated from normal operating costs and consist of the following:

	Successor	Predecessor
	Five months ended December 31, 2002	Seven months ended July 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Professional fees	$5,840	$23,278	$47,818	$14,656
Asset impairments	—	—	—	45,312
Write off of debt issuance costs	—	—	—	16,377
Employee retention and severance programs	40	1,733	5,944	466
Provision for rejected executory contracts	—	—	2,125	649
Net (gains) losses on asset sales	(53)	(4,165)	(4,118)	429
Settlement of debt (Note 9)	—	(21,236)	—	—
Gain on cancellation of debt (Note 3)	—	(232,697)	—	—
Fresh-start adjustments	—	(112,742)	—	—
Other	1,550	13,327	—	779
Interest income	—	(109)	(1,419)	(680)

	$7,377	$(332,611)	$50,350	$77,988

The Company made cash payments for reorganization expenses of approximately $27.9 million for the five months ended December 31, 2002, $28.9 million for the seven months ended July 31, 2002 and $43.8 million and $8.0 million for the years ended December 31, 2001 and 2000, respectively.

During 2002, the Company recorded $6.1 million in restructuring charges related to the implementation of a new strategic plan, which included streamlining of the legal structure, and relocation of the Company’s headquarters and expenditures related to ATLAS, a software program used to manage many of the Company’s operating activities. At December 31, 2002, the Company had no accrued liabilities recorded for restructuring charges.

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

Note 9—Gain on Settlement of Debt

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2002, the Company executed amendments to lease agreements relating to a 1999 sale-leaseback transaction, payments on which were suspended as a result of the bankruptcy proceedings. As a result of the amendments, the minimum lease terms have been extended from November 2002 to April 2004, and the Company’s payment obligations have been reduced by $1.1 million, which was recorded as an offset to reorganization expenses as a gain on settlement of debt.

Pursuant to the Plan and the confirmation order of the Bankruptcy Court (the Confirmation Order), Bank of America, Societe Generale, OCM Real Estate Opportunities Fund II, L.P. (as successor to Union Bank of California, N.A. and Bank of Hawaii), (the “Bank Group”) and the Debtor Entities agreed to adopt certain terms and conditions to govern the discharge and complete satisfaction of all obligations of the Debtor Entities to the Bank Group.

Pursuant to the Confirmation Order, all obligations owing by the borrower to OCM Real Estate Opportunities Fund II, L.P. (approximately $18.2 million including accrued interest payable) were settled and satisfied in full effective July 26, 2002 for a cash payment of approximately $12.3 million. The Company recognized a gain on settlement of debt, net of fees and expenses, of approximately $5.6 million that is included as an offset to reorganization costs.

The Debtor Entities, Bank of America and Societe Generale (“Lenders”) entered into an agreement to amend and restate the existing credit agreement in its entirety and to set forth the terms of repayment for all outstanding obligations owing by the Debtor Entities to the Lenders as of July 26, 2002 in the amount of approximately $18.4 million, including accrued interest payable. Pursuant to the terms of the agreement, the Debtor Entities agreed to a cash payment of approximately $7.2 million and the issuance of a 5-year note payable for approximately $11.2 million. The note bears interest at a rate of prime plus 2% and is collateralized by certain mortgages receivable. No gain or loss was recognized on this transaction. All obligations owing to the Lenders were satisfied in full on November 5, 2002.

Pursuant to the Plan and the Confirmation Order, OCM Real Estate Opportunities Fund II, L.P. (as successor to Union Bank of California, N.A.) and the Debtor Entities agreed to settle all outstanding obligations totaling approximately $11.1 million for a cash payment of $10.2 million. The Company recognized a gain on settlement of approximately $0.9 million, which is included as an offset to reorganization costs.

In December 2002, the Company exercised a “clean-up” call provision relating to certain securitized notes that were carried in the Company’s balance sheet and included in notes payable as of December 31, 2001. The cash required to facilitate the call was borrowed under the Merrill Lynch Financing Facility in the amount of $13.6 million. No gain or loss was recognized on this transaction.

Note 10—Mortgages and Contracts Receivable

The Company provides financing to purchasers and lessees of Vacation Interests that are collateralized by their interest in such Vacation Interests. The mortgages and contracts generally bear interest at fixed rates between 12% and 17% at the time of issuance. The term of the mortgages and contracts typically average seven to ten years, and may be prepaid at any time without penalty. The contract weighted average interest rate of outstanding mortgages and contracts receivable was 14.7% and 14.4% at December 31, 2002 and 2001,

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. Mortgages and contracts receivable in excess of 60 days past due at December 31, 2002 and 2001 were 3.1% and 4.0%, respectively, of gross mortgages and contracts receivable.

The Company recorded a premium in fresh-start accounting on mortgages and contracts receivable of $10.5 million which will be amortized over the life of the mortgages and contracts receivable portfolio. At December 31, 2002, net unamortized premium was $9.2 million. During the five months ended December 31, 2002, amortization of $1.1 million was recorded as an adjustment to interest revenue.

The following reflects the scheduled contractual principal maturities of mortgages and contracts receivable:

Year ending December 31:
2003	$6,533
2004	5,677
2005	4,518
2006	8,077
2007	15,630
2008 and thereafter	158,758

$199,193

The following summarizes the Company’s total mortgages and contracts receivable at December 31:

	Successor 2002	Predecessor 2001
Mortgages receivable	$187,523	$194,755
Contracts receivable	11,670	14,267

Subtotal	199,193	209,022
Premium on mortgages and contracts receivable, net	9,233	—
Deferred loan origination costs, net	4,556	3,220

Mortgages and contracts receivable, gross	212,982	212,242
Less allowance for loan and contract losses	(32,394)	(36,206)

Mortgages and contracts receivable, net	$180,588	$176,036

Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is as follows:

	Successor	Predecessor
	Five months ended December 31, 2002	Seven months ended July 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Balance, beginning of period	$32,526	$36,206	$37,326	$19,138
Provision for loan losses	1,925	3,137	10,606	24,544
Receivables charged off	(2,057)	(6,817)	(10,019)	(6,761)
Other	—	—	(1,707)	405

Balance, end of period	$32,394	$32,526	$36,206	$37,326

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in other receivables on the accompanying consolidated balance sheets are $1.7 million and $1.9 million at December 31, 2002 and 2001, respectively, of accrued interest receivable related to mortgages and contracts receivable.

Note 11—Sales of Mortgages Receivable

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

Sales in 2000

Under the terms of the Company’s off-balance sheet Mortgages Receivable Conduit Facility (the Conduit Facility), the Company sold mortgages receivable to a wholly owned special purpose entity at 95% of face value, before a required 6% cash reserve funded from cash flow, without recourse to the Company as to collectibility. The Company retained 100% of the excess spread over the borrowing rate.

In the first quarter of 2000, the Company recognized a loss of $0.1 million, net of expenses, on the sale of $16.5 million of mortgages receivable, comprised of: (1) $15.6 million of undivided interests in mortgages receivable with a nine year weighted average remaining life and a weighted average interest rate of 14% which were sold into the Conduit Facility and (2) $0.9 million of mortgages receivable with a ten year weighted average remaining life and a weighted average interest rate of 15% which were sold to a finance company at 100% of par value with a 50% participation in the remaining interest spread.

The Company retains the servicing rights to the securitized mortgages receivable portfolios and contracts with a third-party to provide the servicing functions. The Company receives adequate compensation for providing the servicing functions. As such, no asset or liability has been recognized on the consolidated balance sheets for the servicing rights retained.

During 2002, 2001 and 2000, the following cash flows occurred relating to the Company’s off-balance sheet conduit and securitization transactions:

	2002	2001	2000
Proceeds received from new sales into the Conduit Facility	$—	$—	$15,681
Cash received from retained interests	$—	$—	$2,624
Servicing fees received	$987	$1,109	$1,283

Fair Value of Retained Interests in Mortgages Receivable Sold

The Company measures the fair value of retained interests in mortgages receivable sold at each reporting date by estimating the expected future cash flows using updated economic assumptions for the weighted average life, prepayment speed and expected default rates based on historical experience and then discounting the estimated cash flows at a current fair value interest rate. These assumptions are developed based on the static pool methodology whereby the prepayment speed and expected default rates are developed based on the age and payment characteristics of the mortgages receivable. At December 31, 2002, the key economic assumptions and

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the sensitivity of the current fair value of retained interests in mortgages receivable sold to an immediate 10% or 20% adverse change in those assumptions are as follows:

Carrying amount/fair value of retained interests	$18,089
Weighted average remaining term (in years)	5.2-5.9
Prepayment speed assumption (annual rate)	2%-28%
Impact on fair value of 10% adverse change	$(15)
Impact on fair value of 20% adverse change	$(29)
Expected gross defaults (annual rate)	0.2%-10.4%
Impact on fair value of 10% adverse change	$(242)
Impact on fair value of 20% adverse change	$(484)
Residual cash flows discount rate (annual)	16.0%
Impact on fair value of 10% adverse change	$(1,185)
Impact on fair value of 20% adverse change	$(2,286)

These sensitivities are hypothetical. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

As a result of the Chapter 11 proceedings, there was a contractual change in the priority of distribution of principal and interest payments collected which impacted the value of the Company’s retained interests in mortgages receivable sold. The result of this contractual change was an impairment of the value of the retained interest of $11.7 million, which is included as a portion of the impairment loss on the retained interests in mortgages receivable sold in the consolidated statements of operations for the year ended December 31, 2000.

Note 12—Other Receivables and Allowance for Doubtful Accounts

Other receivables at December 31, 2002 and 2001 consist of amounts due to the Company for accrued interest on mortgages and contracts receivable, and other income, less an allowance for doubtful accounts of $12.3 million and $17.5 million, respectively.

Activity in the allowance for doubtful accounts is as follows:

	Successor	Predecessor
	Five months ended December 31, 2002	Seven months ended July 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Balance, beginning of period	$14,272	$17,547	$12,905	$10,756
Provision for doubtful accounts	—	108	5,237	9,429
Receivables charged off	(1,994)	(3,383)	(1,040)	(4,630)
Other	—	—	445	(2,650)

Balance, end of period	$12,278	$14,272	$17,547	$12,905

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Assets Held for Sale

Assets held for sale consist of the following at December 31:

	Successor 2002	Predecessor 2001
Real estate and development costs	$11,102	$6,939
Property and equipment, net	2,936	2,353
Other assets	—	2,032

	$14,038	$11,324

In 2002, the Company realized proceeds of $10.5 million for dispositions of assets held for sale with an aggregate book value of $9.3 million at December 31, 2001. In 2001 the Company realized proceeds of $41.6 million for dispositions of assets held for sale with an aggregate net book value of $37.7 million at December 31, 2000.

Note 14—Real Estate and Development Costs

Real estate and development costs consist of the following at December 31:

	Successor 2002	Predecessor 2001
Development costs of Vacation Interests, net	$125,545	$158,464
Interests recoverable under defaulted mortgages	8,131	21,623

Net real estate and development costs	$133,676	$180,087

Vacation Interests cost of sales for 2000 included an impairment charge of $34.9 million to reduce real estate and development costs to their estimated net realizable value, and a $4.5 million write down of common area costs resulting from a substantial change in planned future expansion at one of the Company’s existing resort locations.

As part of the Company’s fresh-start accounting, real estate and development costs were reduced at July 31, 2002 by $22.9 million. Cost of Vacation Interests sold for 2001 included approximately $4.9 million of costs related to the recognition of sales deferred in 2000 under the re-opening of the rescission period described at Note 4.

Note 15—Property and Equipment

Property and equipment consists of the following at December 31:

	Successor 2002	Predecessor 2001
Land and improvements	$3,214	$4,257
Buildings and leasehold improvements	51,977	56,252
Furniture and office equipment	10,961	21,846
Computer equipment	3,322	22,878
Software	5,408	14,054

	74,882	119,287
Less accumulated depreciation and amortization	(5,720)	(51,856)

Property and equipment, net	$69,162	$67,431

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense related to property and equipment was $4.9 million for the five months ended December 31, 2002, $6.8 million for the seven months ended July 31, 2002, and $15.1 million and $22.0 million for the years ended December 31, 2001 and 2000, respectively. As part of fresh-start accounting, historical accumulated depreciation was netted against historical cost as of July 31, 2002.

Property and equipment includes $0.6 million and $6.4 million of equipment under capital leases at December 31, 2002, and 2001. Accumulated amortization of assets acquired under capital leases at December 31, 2002 and 2001 was $0.1 million and $4.9 million, respectively. Amortization expense for capital lease assets for the five months ended December 31, 2002 was $0.1 million, $1.1 million for the seven months ended July 31, 2002 and $1.7 million and $1.8 million for the years ended December 31, 2001 and 2000, respectively, and is included in depreciation expense in the accompanying consolidated statements of operations. The related capital lease obligations of $1.6 million and $3.0 million are included in notes payable and liabilities subject to compromise on the consolidated balance sheets at December 31, 2002 and 2001, respectively.

Note 16—Intangible and Other Assets

Intangible and other assets consist of the following at December 31:

	Successor 2002	Predecessor 2001
Goodwill	$—	$26,045
Reorganization value in excess of identifiable assets	154,039	—
Other	376	3,957

	154,415	30,002
Less accumulated amortization	(103)	(6,804)

Intangible and other assets, net	$154,312	$23,198

As part of the Company’s fresh-start accounting, the historical goodwill balances and accumulated amortization thereon were eliminated. Amortization expense relating to other intangible assets was $0.1 million for the five months ended December 31, 2002, $1.0 million for the seven months ended July 31, 2002, and $3.3 million and $5.5 million for the years ended December 31, 2001 and 2000, respectively.

During the year ended December 31, 2000, an impairment write down of $44.6 million was taken against goodwill as a result of the bankruptcy proceedings and is included in reorganization expenses in the accompanying consolidated statements of operations.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Asset Impairment

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, and, prior to January 1, 2002, SFAS No. 121 Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews its long-lived assets for impairment at each reporting date as well as upon the occurrence of a “triggering effect”. Impairment exists when future undiscounted cash flows are not sufficient to recover the carrying amount of the related asset. No impairment write-downs were recorded during 2002 or 2001. The impairment write-downs recorded during 2000 were as follows:

Predecessor
Year Ended December 31, 2000
Software	$21,448
Non-core assets	56,256
Goodwill	44,594

$122,298

The impairment of software in 2000 was determined based on an evaluation of the on-going utility of the Company’s internally developed software program designed for enterprise-wide management of inventory, properties, Club Sunterra, and sales and marketing. Impairment of non-core assets and goodwill relates primarily to real estate and development costs and property and equipment of resort locations to be disposed of and marketing operations discontinued as part of the reorganization process. The impairment charges recorded during 2000 are included in the following captions in the accompanying consolidated statements of operations:

Predecessor
Year Ended December 31, 2000
Vacation Interests cost of sales	$39,556
Reorganization expenses	45,312
Impairment write-down	37,430

$122,298

Note 18—Borrowings

On July 29, 2002, the Company entered into a two year agreement for a $300 million senior secured exit and working capital credit facility (the Merrill Lynch Financing Facility) and the Company emerged from Chapter 11. The proceeds of the Merrill Lynch Financing Facility were to be used to pay amounts payable in connection with consummation of the Plan, provide mortgage receivable and other working capital financing to the Company and to pay fees and expenses related to the Merrill Lynch Financing Facility. A portion of proceeds from the initial funding drawn on the Merrill Lynch Financing Facility was used to pay off amounts outstanding under the Debtor Entities’ DIP facility.

At December 31, 2002, availability of borrowings under the Merrill Lynch Financing Facility was $59.9 million. The availability of borrowings under the Merrill Lynch Financing Facility is based on the amount of

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eligible mortgages receivable, the value of eligible Vacation Interests inventory and the value of certain real property and other assets. The Merrill Lynch Financing Facility is secured by a first priority lien on the mortgages receivable and Vacation Interests inventory, as well as certain real property and other assets of the Company, subject to certain exceptions. Borrowings under the Merrill Lynch Financing Facility bear interest at an annual rate equal to one month LIBOR plus 3%, 5%, or 7%, depending on the type of asset collateralizing various advances; the weighted average interest rate of these borrowings at December 31, 2002, was 5.34% per annum. In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of the Merrill Lynch Financing Facility, the Company issued a warrant exercisable for 1,190 shares of new common stock at an exercise price of $15.25 per share (the deemed value of the shares), subject to adjustment under certain anti-dilution provisions of the warrant and will pay an unused commitment fee of 0.25% per annum on the excess availability under the credit facility. The value of the warrants issued to the Merrill Lynch Financing Facility lender of $8.7 million was determined using a Black-Scholes model based on a risk free interest rate of 3.81%, expected volatility of 50% and an expected life of 5 years. The value of the warrants was recorded as a capitalized financing cost that will be amortized over the term of the financing agreement. For the five months ended December 31, 2002, amortization of $1.8 million was recorded and included in interest expense in the accompanying consolidated statement of operations.

On April 3, 2001, the Bankruptcy Court approved a replacement DIP financing agreement (the DIP Facility) with a new lender. The DIP Facility provided financing of up to $160 million to the Company in the form of term loans and a revolving credit facility. The Company’s original debtor-in-possession facility was retired with proceeds of a term loan under the DIP Facility. Interest was payable monthly at the one-month LIBOR rate plus 3.5% (5.4% at December 31, 2001), and the unused portion of the revolving credit facility was subject to a commitment fee of 0.5%. Borrowings under the DIP Facility matured on (and the availability period for revolving loans expired 21 days prior to) the earlier of June 30, 2002 or the date of substantial consummation of a plan of reorganization approved by the Bankruptcy Court, which occurred on July 29, 2002. There were borrowings of $68.3 million outstanding under the Replacement DIP Facility at December 31, 2001.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes payable, including amounts classified as liabilities subject to compromise at December 31, 2001, consist of the following at December 31:

	Successor 2002	Predecessor 2001
Endpaper loans, collateralized by restricted cash and by mortgages and contracts receivable. Interest is payable monthly at prime plus 2% to prime plus 3% (6.75% at December 31, 2001)	$—	$14,501
Line of credit, collateralized by certain inventory. Interest is payable monthly at LIBOR plus 4.5% (6.61% at December 31, 2001)	—	75,000
Line of credit, collateralized by certain inventory. Interest is payable monthly at LIBOR plus 3.75% (5.86% at December 31, 2001)	—	19,165
Lines of credit, collateralized by restricted cash and pre-sale and unseasoned mortgages and contracts receivable. Interest is payable monthly at a variable interest rate (8% at December 31, 2001). Principal is due as the collateralized mortgages and contracts receivable become seasoned or January 2001	—	8,960
Lines of credit, collateralized by mortgages and contracts receivable. Interest is payable monthly at a variable interest rate (6.61% at December 31, 2001)	—	4,541
Senior Credit Facility of $35.4 million with interest payable quarterly at the higher of the Federal Funds rate plus 2.5% or prime plus 2% (6.75% at December 31, 2001); collateralized by specific mortgages receivable; due January 2001	—	33,251
Other notes payable and capital lease obligations subject to compromise	—	4,712
9.25% Senior Notes, interest due May and November, principal due May 2006	—	140,000
9.75% Senior Subordinated Notes, interest due April and October and principal due October 2007	—	200,000
5.75% Convertible Subordinated Notes, interest payments due January and July, principal due January 2007	—	138,000

Notes payable subject to compromise	—	638,130
Securitized notes, collateralized by restricted cash and certain mortgages receivable. Interest and principal is payable monthly at an average interest rate of 6.7% due 2014	—	27,342
Other notes payable and capital lease obligations	4,136	663

Notes payable	4,136	666,135
Notes payable subject to compromise	—	(638,130)

Total notes payable	$4,136	$28,005

The contractual maturities of indebtedness are as follows:

Due in the year ending December 31:

2003	$2,177
2004	715
2005	289
2006	294
2007	310
2008 and thereafter	510

4,295
Less: Amount representing interest	(159)

$4,136

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19—Liabilities Subject To Compromise

Under Chapter 11, actions to enforce certain claims against the Debtor Entities were generally stayed if such claims arose, or were based on events that occurred, before the Petition Date. Such liabilities were reflected in the accompanying consolidated balance sheet as liabilities subject to compromise at December 31, 2001. Liabilities subject to compromise were either cancelled or reinstated as of July 31, 2002 in accordance with the terms of the Plan. Liabilities subject to compromise on the accompanying consolidated balance sheet as of December 31, 2001 are presented below:

Secured obligations	$160,130
Subordinated debt	478,000

Subtotal—notes payable subject to compromise	638,130
Accounts payable	31,982
Accrued interest	27,267
Accrued expenses and other liabilities	15,487

$712,866

Note 20—Off-Balance Sheet Financing Arrangements

Off-balance sheet financing arrangements have been used to provide liquidity and improve cash flows for the Company. The discussion below describes qualifying special purpose entities and related financing transactions.

In order to obtain liquidity from its mortgages receivable, the Company securitized certain of those assets through entities that are intended to meet the accounting criteria for Qualifying Special Purpose Entities (Qualifying Entities). Among other criteria, a qualifying entity’s activities must be restricted to passive investment in financial assets and issuance of beneficial interests in those assets. Under accounting principles generally accepted in the United States of America, entities meeting these criteria are not consolidated in the sponsor’s financial statements. The Company sold selected financial assets to Qualifying Entities as described in Note 11 and below. At the time of the closings of the transactions the Company received “true sale” legal opinions that were relied upon in connection with determinations of the qualified status of these special purpose entities.

In 1999 and 2000, the Company sold mortgages receivable to Qualifying Entities. The Qualifying Entities raised cash by issuing beneficial interests in the form of rights to cash flows from the mortgage receivable assets as collateral for borrowings under a line of credit or under promissory notes issued to third-party investors. The Company provides servicing for the transferred assets and collects a fee for those services as well as retaining 100% interest in the excess spread over the borrowing rate. Sales of mortgages receivable to the Qualifying Entities are made without recourse to the Company as to collectibility. All of the Qualifying Entities’ assets serve as collateral for the obligations. The Company is not required to provide any guarantees or liquidity support for the Qualifying Entities. These Qualifying Entities are not consolidated in the accompanying financial statements. The transferred mortgages receivable and the obligations of the Qualifying Entities are not reflected on the consolidated balance sheets of the Company.

Conduit Facility—The Company established a Qualifying Entity that was the obligor on a $100 million Mortgages Receivable Conduit Facility. The Company sold undivided interests in mortgages receivable to the Qualifying Entity at 95% of face value without recourse to the Company as to collectibility. The Qualifying Entity financed those purchases through advances on the Conduit Facility collateralized by an undivided interest in the transferred mortgages receivable. A majority of the loans sold into the Conduit Facility were subsequently

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repurchased by the Company and sold into securitizations described below. The Company’s retained interests in the mortgage loans transferred to the Qualifying Entity to secure its borrowings under the Conduit Facility were estimated to have a fair value of $0 as of December 31, 2001. It is estimated that the cash flow from the transferred mortgages receivable collateralizing advances under the Conduit Facility will be insufficient to enable the Qualifying Entity to repay principal and contractual interest on its obligations. As such, the Company currently expects no future cash flow from those mortgages receivable. Although there was no contractual requirement in the Conduit Facility agreement, as certain mortgages receivable defaults occurred, the Company transferred in 2000 a total of $3.6 million in new mortgages receivable without consideration. The Conduit Facility expired on December 17, 2001.

Securitization Transactions—The Company established Qualifying Entities to issue fixed rate notes payable collateralized by an undivided interest in transferred mortgages receivable. The Company retains 100% interest in the future cash flows generated by the sold mortgages receivable portfolios in excess of the cash required by the Qualifying Entities to fully repay principal and contractual interest on their obligations. Such excess cash is principally generated by the excess of the weighted average contractual interest received on the mortgage loans over the interest rates on the Qualifying Entities’ notes. The notes contain a clean up call provision that allows the notes to be called and mortgages receivable to be transferred back to the Company when the remaining principal value of the notes reaches 10% of the original principal value.

The following summarizes the off-balance sheet mortgages receivable, net of mortgages considered delinquent, held by special purpose entities:

	(Unaudited)
December 31	Successor 2002	Predecessor 2001
Conduit Obligor	$32,856	$43,154
1999-A Securitization Obligor	39,052	54,158
1999-B Securitization Obligor	28,651	38,248

	$100,559	$135,560

The following summarizes the criteria for when mortgages are considered delinquent and the related percentages of delinquency:

	(Unaudited) Delinquency Criteria
December 31	Days	2002	2001
Conduit Obligor	120	32%	23%
1999-A Securitization Obligor	180	26%	17%
1999-B Securitization Obligor	180	24%	15%

The following summarizes the outstanding off-balance sheet obligations collateralized by the mortgages receivable held by special purpose entities:

	(Unaudited)
December 31	Successor 2002	Predecessor 2001
Conduit Obligor	$32,416	$42,475
1999-A Securitization Obligor	30,680	46,031
1999-B Securitization Obligor	21,073	30,429

	$84,169	$118,935

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21—Segment Information

The Company currently operates in two geographic segments, the North America and foreign segments. During the Chapter 11 proceedings, the Company operated in three segments, North American Debtor Entities, North American Non-Debtor Entities and foreign entities. All of these segments operate in one industry segment that includes the development, marketing, sales, financing and management of vacation ownership resorts. The Company’s areas of operation outside of North America include the United Kingdom, Italy, Spain, Portugal, Austria, Germany and France. The Company’s management evaluates performance of each segment based on profit or loss from operations before income taxes not including extraordinary items and the cumulative effect of change in accounting principles. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). No single customer accounts for a significant amount of the Company’s sales. Information about the Company’s operations in different geographic locations is shown below:

	North America	Foreign	Eliminations	Total
Five months ended December 31, 2002
Revenues from external customers	$79,513	$44,132	$—	$123,645
Interest expense	9,939	2,859	(2,925)	9,873
Depreciation and amortization expense	3,781	1,687	—	5,468
Income on investments in joint ventures	2,276	—	—	2,276
(Loss) income before income tax (benefit) provision and cumulative effect of accounting changes	(15,542)	4,146	—	(11,396)
Segment assets	617,978	157,963	(43,689)	732,252
Assets held for sale	14,038	—	—	14,038
Investment in joint ventures	30,503	—	—	30,503
Expenditures for additions to long-lived assets	3,069	7,565	—	10,634
Other profit and loss items, including non-cash amounts:
Restructuring costs	5,054	—	—	5,054
Reorganization expenses, net	7,377	—	—	7,377

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about the Company’s operations in different geographic locations during the seven months ended July 31, 2002, years ended December 31, 2001 and 2000 is shown below:

	North America Debtors	North America Non-Debtors	Foreign	Total Non-Debtors	Eliminations	Total
Seven months ended July 31, 2002
Revenues from external customers	$77,980	$26,297	$53,694	$79,991	$—	$157,971
Interest expense.	8,918	—	245	245	—	9,163
Depreciation and amortization expense	4,606	1,570	1,695	3,265	—	7,871
Income on investments in joint ventures	—	2,640	—	—	—	2,640
Income before income tax provision and cumulative effect of accounting changes	309,908	4,804	10,299	15,103	—	325,011
Expenditures for additions to long-lived assets	3,228	—	6,517	6,517	—	9,745
Other profit and loss items, including non-cash amounts:
Restructuring costs	889	156	—	156	—	1,045
Reorganization expenses, net	(332,611)	—	—	—	—	(332,611)

2001
Revenues from external customers	$140,310	$41,404	$90,733	$132,137	$—	$272,447
Interest expense	20,190	16	3,800	3,816	(3,529)	20,477
Depreciation and amortization expense	9,129	3,650	5,649	9,299	—	18,428
Income on investments in joint ventures	—	3,381	—	3,381	—	3,381
(Loss) income before income tax (benefit) provision and cumulative effect of accounting changes	(78,911)	3,069	7,020	10,089	—	(68,822)
Segment assets	576,176	46,305	130,766	177,071	(89,756)	663,491
Assets held for sale	11,324	—	—	—	—	11,324
Investment in joint ventures	414	19,284	—	19,284	—	19,698
Expenditures for additions to long-lived assets	850	—	9,697	9,697	—	10,547
Other profit and loss items, including non-cash amounts:
Reorganization expenses, net	49,654	—	696	696	—	50,350

2000
Revenues from external customers	$158,261	$43,410	$86,442	$129,852	$—	$288,113
Interest expense	43,458	46	2,924	2,970	(3,680)	42,748
Depreciation and amortization expense	17,846	4,596	5,075	9,671	—	27,517
Income on investments in joint ventures	576	2,151	—	2,151	—	2,727
(Loss) income before income tax (benefit) provision and cumulative effect of accounting changes	(335,680)	(20,394)	(363)	(20,757)	—	(356,437)
Segment assets	653,751	59,523	125,445	184,968	(103,609)	735,110
Assets held for sale	49,047	—	—	—	—	49,047
Investment in joint ventures	1,247	17,615	—	17,615	—	18,862
Other profit and loss items, including non-cash amounts:
Expenditures for additions to long-lived assets	13,770	—	6,096	6,096	—	19,866
Restructuring costs	6,040	—	—	—	—	6,040
Reorganization expenses, net	75,858	—	2,130	2,130	—	77,988
Impairment write down of assets	26,573	10,857	—	10,857	—	37,430
Impairment loss on retained interests in mortgages receivable sold	30,015	—	—	—	—	30,015

Note 22—Employee Benefit Plans

The Company has established a qualified retirement plan (401(k) Plan), with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code of 1986, as amended. Subject to certain limitations, the 401(k) Plan allows participating employees to defer up to 15% of their eligible compensation on a

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pre-tax basis. The 401(k) Plan allows the Company to make discretionary matching contributions of up to 50% of employee contributions, though no such matching contributions were made during 2002, 2001 or 2000. During 2001, the Company received notification from the Department of Labor (DOL) that the Plan may have failed certain requirements under the applicable sections of the Internal Revenue Code. The Company performed all corrective actions required by the DOL in 2002.

The Company has a self-insured health plan which covers substantially all of its full time employees in the United States. The health plan uses employee and employer contributions to pay eligible claims. To supplement the plan, the Company has stop-loss insurance to cover individual claims in excess of $150,000. The Company has accrued for claims that have been incurred but not reported.

Effective October 11, 2000, the Company implemented an employee retention plan for certain management and other key employees. The purpose of the plan was to encourage these employees to continue their employment with the Company during the Chapter 11 proceedings. The plan provided up to $3 million in retention bonuses for employees covered by the plan, subject to continued employment and the plan’s eligibility and vesting requirements. Effective August 21, 2001, the Company amended its key employee retention plan. As of December 31, 2002 and 2001, $0.8 million and $1.1 million, respectively, had been accrued for retention bonuses and are included in accrued liabilities in the consolidated balance sheets. The Company paid $1.3 million, $0.2 million and $1.8 million in bonuses under the retention plan during the five months ended December 31, 2002, the seven months ended July 31, 2002 and the year ended December 31, 2001, respectively.

The Company terminated an Employee Stock Purchase Plan (ESPP) effective June 14, 2000. The ESPP had been established to assist eligible employees to acquire ownership in the Company and to encourage long-term employment with the Company. The Company had reserved 750 shares of Predecessor common stock for the ESPP, of which 111 shares had been issued prior to termination of the plan.

Note 23—Income Taxes

The components of the provision (benefit) for income taxes are summarized as follows:

	Successor	Predecessor
	Five Months Ended December 31, 2002	Seven Months Ended July 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Current:
Federal	$—	$—	$—	$—
State	—	849	50	152
Foreign	2,927	2,468	4,232	(1,264)

Total current provision (benefit) for income taxes	2,927	3,317	4,282	(1,112)

Deferred:
Federal	—	(291)	—	—
State	—	—	—	—
Foreign	—	—	(1,565)	1,634

Total deferred (benefit) provision for income taxes	—	(291)	(1,565)	1,634

	$2,927	$3,026	$2,717	$522

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between the statutory provision for income taxes and the actual provision for income taxes is shown as follows:

	Successor	Predecessor
	Five Months Ended December 31, 2002	Seven Months Ended July 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Income tax at U.S. federal statutory rate	$(3,989)	$113,754	$(24,088)	$(124,753)
State tax, net of federal benefit	(456)	13,850	(2,870)	(14,400)
Non-deductible goodwill	—	—	—	17,265
Bankruptcy expenses	2,877	9,105	13,748	4,830
Foreign taxes	2,927	2,468	2,667	370
Other nondeductible differences	50	(30)	4,274	1,400
Tax effects of fresh start adjustments	—	(43,969)	—	—
Reduction in tax basis of assets due to effects of income from cancellation of indebtedness	—	(55,898)	—	—
Changes in deferred tax asset balances to reflect the filing of tax returns	—	(15,861)	—	—
Change in valuation allowance	1,518	(20,393)	8,986	115,810

Provision for income taxes	$2,927	$3,026	$2,717	$522

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred assets and tax liabilities are as follows:

As of December 31	Successor 2002	Predecessor 2001
Deferred tax assets:
Allowances for losses	$35,109	$37,961
Fixed assets	8,528	12,663
Real estate and development cost adjustments	38,208	38,208
Intangible assets	5,841	8,753
Capitalized interest	2,952	2,952
Deferred profit	21,970	21,682
Property impairment adjustments	6,875	6,875
Gains on mortgages sold	13,085	13,085
Accrued liabilities	7,198	11,050
Net operating loss carryover	31,549	90,257
Foreign tax credit carryover	1,054	1,054
Foreign net operating loss carryover	4,729	8,209
State net operating loss carryover	782	7,499
Foreign deferrals	1,344	2,580
Minimum tax credit carryover	1,269	3,574
Other	6,239	5,808

Total gross deferred tax assets	186,732	272,210
Valuation allowance	(152,266)	(171,141)

Total net deferred tax assets	34,466	101,069

Deferred tax liabilities:
Installment sales	(28,618)	(92,647)
Percentage of completion	—	(2,796)
Foreign deferrals	—	(70)
Technology expenses	(5,848)	(5,847)

Total deferred tax liabilities	(34,466)	(101,360)

Net deferred tax liability	$—	$(291)

At December 31, 2002, the Company had available approximately $90.1 million of unused federal net operating loss carryforwards and $19.6 million of unused state net operating loss carryforwards (the NOLs) that may be applied against future taxable income. These NOLs expire on various dates from 2004 through 2021. At December 31, 2002, the Company had available approximately $12.8 million of unused foreign net operating loss carryforwards that may be applied against future taxable income. These foreign NOLs expire on various dates. As a result of the bankruptcy, the remaining NOL utilization will be limited by Internal Revenue Code section 382 to approximately $15 million per year. In addition, various tax attributes of entities will be reduced as of January 1, 2003.

As a result of uncertainties regarding the Company’s ability to generate sufficient taxable income to utilize its net operating loss carryforwards, the Company recorded a valuation allowance against the balance of its net deferred tax assets as of December 31, 2002.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provision has not been made for taxes on approximately $24.6 million, $37.8 million and $31.9 million of undistributed earnings of foreign subsidiaries as of December 31, 2002, 2001 and 2000, respectively. Those earnings have been and are expected to be reinvested in the foreign subsidiaries. These earnings could become subject to additional tax if they were remitted to the Company, or if the Company were to sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings.

Note 24—Related Party Transactions

At December 31, 2002 and 2001, respectively, the Company had accrued $1.0 million and $7.7 million as net receivables from homeowners’ associations at its various resorts, generally for management fees and other operating and maintenance expenses. Amounts payable to homeowners’ associations consist primarily of maintenance fees for units owned by the Company. The net receivable due from homeowners’ associations is included in due from related parties in the accompanying consolidated balance sheets.

At December 31, 2002 and 2001, the Company had notes receivable bearing interest at 12% of $0.9 million and $2.2 million, respectively, due from the Company’s joint ventures in Poipu Point and Ka’anapali, Hawaii. The notes receivable consist primarily of certain reimbursable operating and development expenses for start-up and development activities. The note receivable from Ka’anapali was paid in full in 2002. The note receivable from Poipu Point was paid in full in February 2003.

The Company’s management services revenue of $6.4 million for the five months ended December 31, 2002, $12.7 million for the seven months ended July 31, 2002, and $21.0 million and $20.0 million for the years ended December 31, 2001 and 2000, respectively, is primarily received from the homeowners’ associations of various properties owned by the Company or its joint ventures.

In October 2001 the Company entered into a contract with Westpac Resort Group LLC (Westpac), an entity owned by the Chief Operating Officer. Westpac arranges tours of vacation residences for potential customers. Management believes that the terms of the agreement are comparable to that of an arms-length transaction. Under this agreement, the Company paid to Westpac $0.7 million during the five months ended December 31, 2002, $0.6 million during the seven months ended July 31, 2002, and $0.1 million during the year ended December 31, 2001.

The Company sells vacation points under a franchising agreement to a company that is 50% owned by the spouse of the former director of franchise operations for Sunterra Europe. The director of franchise operations left the Company in May 2002, and the Company is still selling vacation points under the franchising agreement. Management believes the terms of the franchising agreement are comparable to those of an agreement with an unrelated third party. In 2002, sales through May under the franchising agreement were approximately $0.7 million. Sales under the franchising agreement during the 12 months ended December 31, 2001 were approximately $3.0 million.

Note 25—Lease Agreements

The Company leases certain computer equipment under capital lease agreements. Property and equipment includes $5.6 million and $6.4 million of equipment under capital leases at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, $1.2 million and $3.3 million, respectively, of capital lease obligations and related accrued interest are included in notes payable on the consolidated balance sheet. Amortization expense for 2002, 2001 and 2000 for capital lease assets was $1.3 million, $1.7 million and $1.8 million, respectively, and is included in depreciation expense in the accompanying consolidated statements of operations.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also leases office space, off-premises sales booths and certain office equipment under operating leases. Total rental expense under operating leases was $1.5 million for the 5 months ended December 31, 2002, $3.0 million for the 7 months ended July 31, 2002 and $3.2 million and $8.9 million for the years ended December 31, 2001 and 2000, respectively. Many of these agreements have renewal options, subject to inflationary adjustments, including the leases on the Company’s primary offices in North Las Vegas, Nevada.

At December 31, 2002, future minimum lease payments on capital and operating leases were as follows:

	Capital Leases	Operating Leases
Year Ending December 31
2003	$1,229	$2,957
2004	473	2,812
2005	28	2,537
2006	11	2,445
2007	4	1,350
Thereafter	—	417

Total minimum lease payments	1,745	$12,518

Less: Amount representing interest	(159)

Present value of net minimum lease payments	$1,586

Note 26—Commitments and Contingencies

In 1996, the State of Hawaii Department of Taxation (“DOT”) began audits of Sunterra Pacific and the VTS Operating Fund, Inc. (the “Operating Fund”) established by Sunterra Pacific as a repository for pass through funds relating to obligations of Sunterra Pacific timeshare owners. On July 20, 2000, the DOT issued final assessments for general excise and use tax claimed to be owed by Sunterra Pacific for June 30, 1987 through June 30, 1999. The assessments for back taxes, penalties and interest total approximately $5.76 million. In a parallel audit of the Operating Fund, the DOT issued proposed assessments for general excise and use tax for the period June 30, 1994 through June 30, 1998. These assessments for back taxes, penalties and interest total $1.35 million. Sunterra Pacific disputes many of the assessments described above and filed a Notice of Appeal to the Hawaii Tax Board of Review in September 2002. Sunterra representatives continue to work with DOT representatives to discuss DOT’S assessments and the possibility of settlement. Management believes that the ultimate outcomes of these actions will not have a material adverse impact on the Company’s financial position or results of operations.

Sunterra Pacific, as Manager of the VTS Program, filed an arbitration proceeding against the VTS Owners Association Board of Directors because it declined to renew the Management Agreement without reasonable cause. The Board filed a counter petition alleging cause. The parties have agreed to an indefinite stay of the arbitration proceedings, which the Arbitrators confirmed February 26, 2003, so that the parties may pursue settlement negotiations. This action is in the early stages of arbitration; however, management believes that the ultimate outcome of this matter will not have a material adverse impact on the Company’s financial position or results of operations.

Sunterra licensed certain computer software under a software license granted by RCI Technology Corp., formerly known as Resort Computer Corporation (RCC). That software was the foundation for Sunterra’s integrated computer system, which manages a wide range of hospitality functions, such as reservations, inventory

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

control, sales commissions, Club Sunterra operations, housekeeping and marketing. RCI Technology filed a motion in the Chapter 11 Cases alleging that the license agreement should be deemed rejected, which RCI Technology asserts would have the effect of terminating the license. Sunterra opposed the motion, and the Bankruptcy Court ruled in favor of Sunterra and denied RCI Technology’s motion. On June 14, 2002, RCI Technology filed a notice of appeal of the Court’s decision. On January 10, 2003, the United States District Court of Maryland affirmed the order of the Bankruptcy Court, denying the motion of RCI Technology. RCI Technology has further appealed that decision to the United States Court of Appeals, 4th Circuit, and that appeal is expected to be heard in the 2nd or 3rd quarter of 2003. Although Sunterra’s new “ATLAS” computer system, when fully implemented, is intended to fully replace any software based on the RCI Technology system, a victory by RCI Technology in this litigation prior to full implementation of ATLAS could have a material adverse effect on the Company.

On November 13, 2000, a Consolidated Amended Class Action Complaint (Complaint) was filed in the United States District Court for the Middle District of Florida (Orlando Division) (the District Court), relating to a putative securities fraud class action brought on behalf of purchasers of common stock of Sunterra for the period from October 8, 1998 through January 19, 2000 (the “Class Period”). Shortly after the Class Period, fifteen cases were filed in the District Court and were consolidated (the “Consolidated Cases”). Originally, Sunterra and several of its officers and directors were named as defendants in the Consolidated Cases. Following the filing of the Chapter 11 Cases, the Consolidated Cases were automatically stayed against Sunterra pursuant to Bankruptcy Code Section 362. The Complaint named former officers and two former directors of Sunterra as defendants, as well as Arthur Andersen, LLP, Sunterra’s independent auditors during the Class Period. In or about the spring of 2001, all of the defendants moved to dismiss the Complaint. On March 12, 2002, the District Court entered an order dismissing the Complaint against each of the defendants without prejudice. A Second Consolidated Amended Class Action Complaint was filed in the District Court on July 3, 2002. All defendants are prior directors or prior officers of Sunterra. None of the defendants were with the Company in any capacity after the Effective Date of the Plan of Reorganization. The Company’s rights in this lawsuit have been assigned to the Litigation Trust.

In addition, the Company is currently subject to litigation and claims regarding employment, tort, contract, construction, sales taxes and commission disputes, among others. Much of such litigation and claims were pre-petition and were treated as general unsecured creditors under the Plan of Reorganization. In the judgment of management, none of such litigation or claims against the Company is likely to have a material adverse effect on the Company’s financial statements.

The Company owns a partnership interest in the Embassy Vacation Resort at Poipu Point, Koloa, and Kauai, Hawaii. Under the terms of the partnership agreement, the Company could be required to purchase the other partner’s interest. At December 31, 2002, the Company does not believe that the events requiring such purchase are likely to occur.

The Company has entered into employment contracts with certain key management employees that specify severance payments upon termination of the contracts. The Company is unable to determine the amount of severance payments that may eventually be payable under the terms of these employment contracts. The employment contracts all specify stock options to be granted. No such options had been granted as of December 31, 2002. See Note 28 for information regarding stock options due under these contracts.

The Company’s subsidiary in Europe has obtained a license from the Civil Aviation Authority (the CAA) to operate as a tour operator through September 2003. Under the license with the CAA, the Company has agreed to limit repayment of advances between the Company and its subsidiary in Europe to those amounts that have been outstanding less than one year, which approximates $4.0 million at December 31, 2002, unless prior approval is received.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 27—Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents and Restricted Cash—The carrying amount reported in the balance sheets for cash and cash equivalents and restricted cash approximates their fair value because of the short maturity of these instruments.

Retained Interests in Mortgages Receivable Sold—The carrying amount reported in the balance sheets for retained interests approximates fair value based on the assumptions disclosed in Note 11.

Mortgages and Contracts Receivable—The carrying amount reported in the balance sheets for mortgages and contracts receivable approximates fair value.

Notes Payable—The carrying amounts reported in the balance sheets for notes payable approximates their fair value because the interest rates on these instruments approximate current interest rates charged on similar current borrowings.

Note 28—Stock Options

The Company accounts for stock options issued to employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. All outstanding shares of the Predecessor Company’s common stock and options granted to purchase such stock were cancelled as of the Effective Date of the Plan. In connection with the consummation of the Plan, the Company established the Sunterra Corporation 2002 Stock Option Plan, under which certain employees may be granted options to purchase a total of 2,013 shares of the Successor Company’s common stock. As of December 31, 2002, no options had been granted under the 2002 Stock Option Plan.

The Company entered into employment agreements with certain officers of the Company, which provide for the issuance of options to purchase shares of the Successor Company’s common stock. At December 31, 2002, those options (for an aggregate of 905 shares at an exercise price of $15.25 per share) were not granted.

A summary of the Company’s stock options (actual number of shares) for the periods ended December 31, 2002, July 31, 2002, and December 31, 2001 and 2000 is presented in the following table:

	Successor		Predecessor
	Five Months Ended December 31, 2002		Seven Months Ended July 31, 2002		Year Ended December 31, 2001		Year Ended December 31, 2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding options, beginning of period	—	—	2,548,029	$10.93	3,251,004	$10.94	5,097,898	$12.57
Granted	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited or cancelled	—	—	(2,548,029)	$10.93	(702,975)	$10.66	(1,846,894)	$10.73

Outstanding options, end of period	—	—	—	—	2,548,029	$10.93	3,251,004	$10.94

Exercisable at end of period	—	—	—	—	2,315,329	$12.79	2,259,455	$10.98

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All stock options issued by the Predecessor Company were issued to employees at exercise prices equal to fair market value of the Company’s common stock on the grant date. The options ranged from three to five years for full maturity and the exercise prices range from $8.875 to $25.667.

Note 29—Quarterly Financial Information (Unaudited)

	Successor			Predecessor	Predecessor
	Three Months Ended 12/31/02	Two Months Ended 09/30/02		One Month Ended 07/31/02	Three Months Ended
					06/30/02	03/31/02
Total Revenues	$69,067	$54,578		$26,566	$72,628	$58,775

Income (loss) from operations	$(6,354)	$(7,318)		$335,001	$(13,151)	$520

Net income (loss)	$(6,604)	$(7,719)		$335,051	$(13,953)	$886

Earnings (loss) per common share—basic and diluted	$(0.33)	$(0.39	)(a)

	Predecessor
	Three Months Ended
	12/31/01	09/30/01	06/30/01	03/31/01
Total Revenues	$67,300	$70,063	$68,955	$66,129

(Loss) income from operations Income (loss) from operations	$(30,963)	$(20,487)	$(14,075)	$(6,862)

Net (loss) income	$(32,663)	$(19,059)	$(14,018)	$(5,799)

(a)	In calculating the income (loss) per share for the two month period ended September 30, 2002, the Company improperly excluded approximately 2 million shares of Successor Company common stock that are to be distributed to a certain creditor class of the Predecessor entity for no cash consideration in accordance with the provisions of the approved plan of reorganization. While these shares are not yet issued, the total number of shares to be distributed is a fixed number and is not subject to change. In accordance with the provisions of SFAS No. 128, these shares of common stock should have been considered outstanding as of the Effective Date and included in the computation of income (loss) per share in the Company’s previously filed financial statements included in the third quarter 2002 Form 10-Q. As a result, the Company has restated the loss per share for the two month period ended September 30, 2002, from the amount previously reported of $(0.43) to properly include the approximately 2 million shares.