Form 10-Q
period 2003-03-31
SUNTERRA CORP
filed 2003-05-14
CIK 1016577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

001-13815
Commission File Number

SUNTERRA CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	95-4582157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3865 West Cheyenne Avenue

North Las Vegas, Nevada 89032

(Address of principal executive offices, including zip code)

(702) 804-8600

(Registrant’s telephone number, including area code)

WWW.SUNTERRA.COM
(Registrant’s Website Address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a bankruptcy court. ☒Yes ☐ No

Number of shares of the registrant’s common stock, par value $0.01 per share outstanding at May 8, 2003: 18,045,077.

SUNTERRA CORPORATION

Safe Harbor Statement—Cautionary Notice Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2002 under the headings “Business-Risk Factors”, and elsewhere in that report, and relate, without limitation, to matters arising from our emergence from proceedings under Chapter 11 of the Bankruptcy Code. Any or all of these factors could cause our actual results and financial or legal status to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNTERRA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2003 (Successor) and 2002 (Predecessor)

(Amounts in thousands except per share data)

(Unaudited)

	Successor 2003	Predecessor 2002
Revenues:
Vacation Interest sales	$40,107	$35,067
Vacation Interest lease revenue	3,760	2,300
Club Sunterra revenues	2,199	1,775
Resort rental revenues	2,765	3,440
Management services revenues	4,361	5,226
Interest revenues	6,060	6,975
Other revenues	4,056	3,992

Total revenues	63,308	58,775

Costs and Operating Expenses:
Vacation Interest cost of sales	7,703	7,870
Advertising, sales and marketing	26,418	23,488
Maintenance fee and subsidy expense	2,727	2,798
Provision for doubtful accounts and loan losses	634	1,330
Loan portfolio expenses	2,967	3,284
General and administrative	19,040	18,567
Depreciation and amortization	2,972	3,392
Interest expense (contractual interest of $5,960 and $14,968, net of unaccrued interest of $0 and $10,100 and capitalized interest of $0 and $117 for the three months ended March 31, 2003 and 2002, respectively)	5,960	4,481
Reorganization expenses, net	344	(6,961)
Restructuring expenses	855	—

Total costs and operating expenses	69,620	58,249

Income (loss) from operations	(6,312)	526
Income on investment in joint ventures	814	876

Income (loss) before provision for income taxes	(5,498)	1,402
Provision (benefit) for income taxes	664	510

Net income (loss)	$(6,162)	$892

Income (loss) per share:
Basic and diluted:	$(0.31)
Weighted average number of common shares outstanding (see Note 1)	20,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except per share data)

(Unaudited)

	Successor March 31, 2003	Successor December 31, 2002
ASSETS
Cash and cash equivalents	$15,465	$22,960
Cash in escrow and restricted cash	61,967	50,999
Mortgages and contracts receivable, net of an allowance of $30,916 and $32,394 at March 31, 2003 and December 31, 2002, respectively	174,610	180,588
Retained interests in mortgages receivable sold	18,420	18,089
Due from related parties	2,051	1,840
Other receivables, net	23,073	19,754
Prepaid expenses and other assets	34,668	36,331
Assets held for sale	8,438	14,038
Investment in joint ventures	20,688	30,503
Real estate and development costs, net	131,902	133,676
Property and equipment, net	70,319	69,162
Intangible and other assets, net	154,091	154,312

Total assets	$715,692	$732,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings under Merrill Lynch Financing Facility	$225,115	$240,065
Accounts payable	9,904	12,502
Accrued liabilities	91,927	85,635
Income taxes payable	4,085	5,922
Deferred revenues	104,184	99,666
Notes payable	3,294	4,136

Total liabilities	438,509	447,926

Commitments and contingencies

Stockholders’ equity
Common stock ($0.01 par value, 30,000 shares authorized; 18,045 outstanding at March 31, 2003 and December 31, 2002)	180	180
Additional paid-in capital	296,714	296,714
Accumulated deficit	(20,485)	(14,323)
Accumulated other comprehensive income	774	1,755

Total stockholders’ equity	277,183	284,326

Total liabilities and stockholders’ equity	$715,692	$732,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2003 (Successor) and 2002 (Predecessor)

(Amounts in thousands)

(Unaudited)

	Successor 2003	Predecessor 2002
Operating activities:
Net (loss) income	$(6,162)	$892
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,972	3,392
Provision for doubtful accounts and loan losses	634	1,330
Amortization of capitalized loan origination costs and portfolio premium	820	159
Amortization of capitalized financing costs	2,233	1,140
Discount on settlement of debt	—	(26,874)
Income on investment in joint ventures	(814)	(876)
Gain on sales of property and equipment	106	(1,517)
Deferred income taxes	—	(220)
Change in retained interests in mortgages receivable sold	(331)	(408)
Changes in operating assets and liabilities:
Cash in escrow and restricted cash	(11,790)	32,197
Mortgages and contracts receivable	4,608	2,682
Due from related parties	(211)	513
Other receivables, net	(4,076)	(1,608)
Prepaid expenses and other assets	(599)	(7,403)
Real estate and development costs	3,657	4,686
Deferred revenue	4,688	10,617
Accounts payable	(2,528)	1,054
Accrued liabilities	5,161	7,530
Liabilities subject to compromise	—	628

Net cash (used in) provided by operating activities	(1,632)	27,914

Investing activities:
Proceeds from sale of assets	199	531
Capital expenditures	(1,218)	(1,226)
Change in intangible and other assets	157	(182)
Investment in joint ventures	10,629	529

Net cash provided by (used in) investing activities	9,767	(348)

Financing activities:
Borrowings under debtor-in-possession financing agreement	—	78,895
Debt issuance costs	—	—
Payments on debtor-in-possession financing agreement	—	(186)
Payments on Merrill Lynch Financing Facility	(14,950)	—
Payments on notes payable and mortgage-backed securities	(391)	(4,337)
Payment of accrued interest in settlement of pre-petition debt	—	(13,484)
Payments on credit line facilities	—	(86,339)

Net cash used in financing activities	(15,341)	(25,451)

Effect of changes in exchange rates on cash and cash equivalents	(289)	(571)

Net (decrease) increase in cash and cash equivalents	(7,495)	1,544
Cash and cash equivalents, beginning of period	22,960	27,207

Cash and cash equivalents, end of period	$15,465	$28,751

(Continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$3,422	$2,535
Cash paid for taxes, net of tax refunds	$2,425	$2,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNTERRA CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

(Unaudited)

Note 1—Background and Basis of Presentation

Principal Products and Services: The operations of Sunterra Corporation (Sunterra) and its wholly owned subsidiaries consist of (i) marketing and selling vacation ownership interests at its locations and off-site sales centers, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity (Vacation Intervals), and vacation points which may be redeemed for occupancy rights, for varying lengths of stay, at participating resort locations (Vacation Points, and together with Vacation Intervals, Vacation Interests), both of which generally include a deeded, fee-simple interest in a particular unit, (ii) marketing and selling vacation points representing a beneficial interest in a trust which holds title to vacation property real estate for the benefit of purchasers of those points, (iii) leasing Vacation Intervals at certain Caribbean locations, (iv) acquiring, developing, and operating vacation ownership resorts, (v) providing consumer financing to individual purchasers for the purchase of Vacation Interests at its resort locations and off-site sales centers, and (vi) providing resort rental management and maintenance services for which the Company receives fees paid by the resorts’ homeowners’ associations.

Fresh-Start Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, as amended. From May 31, 2000 to July 29, 2002, the Company and certain of its subsidiaries operated as debtors-in-possession, having filed a petition for relief under Chapter 11 of the Bankruptcy Code on May 31, 2000.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

These statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2002 Annual Report on Form 10-K. Accounting policies used in preparing these financial statements are the same as those described in such Form 10-K, unless otherwise noted herein. As a result of adopting fresh-start reporting upon emerging from Chapter 11, the Company’s financial statements are not comparable with those prepared for the period before the Plan was confirmed, including the historical consolidated financial statements included herein. References to “Predecessor” refer to the Company through July 31, 2002. References to “Successor” refer to the Company on and after August 1, 2002.

Income (Loss) per Share—Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2003, 1,790 shares attributable to the exercise of outstanding warrants were excluded from the calculation of diluted loss per share because the effect was anti-dilutive. As of July 31, 2002, the effective date of the Plan for accounting purposes, all previously outstanding equity securities of the Company were cancelled.

In connection with implementation of the Plan, approximately 18,045 shares of the Successor Company’s common stock were issued during 2002. Additionally, a distribution of approximately 1,955 shares of the Successor Company’s common stock will be made to pre-petition general unsecured creditors on a pro rata basis for no cash consideration. In accordance with the provisions of SFAS No. 128, Earnings per Share, shares of common stock to be issued to the pre-petition general unsecured creditors were considered to be outstanding as of the date of emergence from bankruptcy and included in the computation of income (loss) per share of the Successor Company. No earnings per share calculations are shown for periods prior to the distribution of the Successor Company’s common stock, since the information is not comparable with the Successor Company.

Stock-Based Compensation—The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic method of Accounting Principles Board (“APB”) Opinion No. 25. Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company’s plans are granted with an exercise price equal to the fair market value on the date of the grant. The following table presents the effect on the Company’s net (loss) earnings and (loss) earnings per share had the Company adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands, except for per share amounts). No earnings per share calculations are shown for periods prior to the distribution of the Successor Company’s common stock, since the information is not comparable with the Successor Company.

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Net (loss) income, as reported	$(6,162)	$892
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	—	—
Net (loss) income, pro forma	$(6,162)	$892
Basic and diluted net loss per share, as reported	$(0.31)
Basic and diluted net loss per share, pro forma	$(0.31)

Reclassifications—Certain reclassifications were made to the 2002 condensed consolidated financial statements to conform to the 2003 presentation.

Note 2—New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The Interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted Interpretation No. 46 as of January 1, 2003. The adoption of Interpretation No. 46 did not have a material impact on the accompanying condensed consolidated financial statements.

In February 2003, Proposed AICPA SOP, Accounting for Real Estate Time-Sharing Transactions, and proposed FASB SFAS, Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67, were issued simultaneously for public comment. The proposed FASB Statement would amend other authoritative pronouncements should the proposed SOP be issued as final. The proposed SOP would eliminate inconsistencies in existing authoritative literature and accepted practices and fill voids that have emerged in revenue recognition guidance in recent years by providing guidance on a seller’s accounting for real estate time-sharing transactions including criteria for and methods of revenue recognition, accounting for selling costs, accounting for credit losses, accounting for repossession of vacation ownership intervals, accounting for operations during interval holding periods, accounting for developer subsidies to interval homeowners’ associations and accounting for upgrade transactions. The comment periods concluded on April 30, 2003. The provisions of this proposed SOP would be effective for financial statements issued for fiscal years beginning after June 15, 2004. It is not possible to determine at this time the impact that the conclusions of the SOP, when and if it is finalized, may have on the condensed consolidated financial statements of the Company.

Note 3—Mortgages and Contracts Receivable

The following summarizes the Company’s total mortgages and contracts receivable:

	Successor March 31, 2003	Successor December 31, 2002
Mortgages and contracts receivable Deferred loan origination costs, net Premium on mortgages and contracts receivable, net	$192,558 4,287 8,681	$199,193 4,556 9,233

Mortgages and contracts receivable, gross	205,526	212,982
Less allowance for loan and contract losses	(30,916)	(32,394)

Mortgages and contracts receivable, net	$174,610	$180,588

Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is as follows:

	Successor Three months ended March 31, 2003	Predecessor Three months ended March 31, 2002
Balance, beginning of period	$32,394	$36,206
Provision for loan and contract losses	473	1,120
Receivables charged off, net	(1,951)	(3,438)

Balance, end of period	$30,916	$33,888

Note 4—Real Estate and Development Costs

Real estate and development costs consist of the following:

	Successor March 31, 2003	Successor December 31, 2002
Development costs of Vacation Interests, net	125,271	125,545
Interests recoverable under defaulted mortgages	6,631	8,131

Net real estate and development costs	$131,902	$133,676

Note 5—Reorganization Costs

Reorganization costs are comprised of expenses and losses offset by income and gains that were realized or incurred by the Company as a result of reorganization under Chapter 11 and are expensed as incurred. These items have been segregated from normal operating costs and consist of the following:

	Successor Three months ended March 31, 2003	Predecessor Three months ended March 31, 2002
Professional fees	$328	$6,373
Employee retention and severance programs	—	741
Net gains on asset sales	—	(1,517)
Other	16	1,120
Gain on settlement of debt	—	(13,615)
Interest income	—	(63)

	$344	$(6,961)

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

Note 6—Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. The reconciliation of net income (loss) to comprehensive net loss is as follows:

	Successor Three months ended March 31,	Predecessor Three months ended March 31,
	2003	2002
Net (loss) income	$(6,162)	$892
Unrealized loss on available for sale securities	—	(163)
Foreign currency translation adjustments	(981)	(1,522)

Total comprehensive loss	$(7,143)	$(793)

Note 7—Segment and Geographic Information

The Company currently operates in two geographic segments, the North America and foreign segments. During the Chapter 11 proceedings, the Company operated in three segments, North American Debtor Entities, North American Non-Debtor Entities and foreign entities. All of these segments operate in one industry segment that includes the development, marketing, sales, financing and management of vacation ownership resorts. The Company’s areas of operation outside of North America include the United Kingdom, Italy, Spain, Portugal, Austria, Germany and France. The Company’s management evaluates performance of each segment based on profit or loss from operations before income taxes not including extraordinary items and the cumulative effect of change in accounting principles. The accounting policies of the segments are the same as those described in the summary of accounting policies. No single customer accounts for a significant amount of the Company’s revenues. Information about the Company’s operations in different geographic locations or segments is shown below:

	North America	Foreign	Eliminations	Total
Three months ended March 31, 2003 (Successor)
Revenues from external customers	$42,242	$21,066	$—	$63,308
(Loss) income before income tax (benefit) provision	(7,922)	2,424	—	(5,498)
Segment assets	608,569	147,843	(40,720)	715,692

	North America Debtors	North America Non-Debtors	Foreign	Total Non- Debtors	Eliminations	Total
Three months ended March 31, 2002 (Predecessor)
Revenues from external customers	$29,422	$10,519	$18,834	$29,353	$—	$58,775
(Loss) income before income tax (benefit) provision	(2,086)	1,720	1,768	3,488	—	1,402
Segment assets	526,298	21,948	127,093	149,041	(47,140)	628,199

Note 8—Commitments and Contingencies

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

Sunterra licensed certain computer software under a software license granted by RCI Technology Corp., formerly known as Resort Computer Corporation (RCC). That software was the foundation for Sunterra’s integrated computer system, which manages a wide range of hospitality functions, such as reservations, inventory control, sales commissions, Club Sunterra operations, housekeeping and marketing. RCI Technology filed a motion in the Chapter 11 Cases alleging that the license agreement should be deemed rejected, which RCI Technology asserts would have the effect of terminating the license. Sunterra opposed the motion, and the Bankruptcy Court ruled in favor of Sunterra and denied RCI Technology’s motion. On June 14, 2002, RCI Technology filed a notice of appeal of the Court’s decision. On January 10, 2003, the United States District Court of Maryland affirmed the order of the Bankruptcy Court, denying the motion of RCI Technology. RCI Technology has further appealed that decision to the United States Court of Appeals, 4th Circuit, and that appeal is expected to be heard in the 2nd or 3rd quarter of 2003. Although Sunterra’s new “ATLAS” computer system, when fully implemented, is intended to fully replace any software based on the RCI Technology system, a victory by RCI Technology in this litigation prior to full implementation of ATLAS could have a material adverse effect on the Company

The Company holds a 23.3% interest in a limited partnership (the Joint Venture) that operates a vacation ownership resort in Hawaii. The Joint Venture refinanced existing debt in March 2003. In connection with the refinancing, the Company (as well as its partners on a pro rata basis) provided limited guarantees in the event the lenders suffer losses for a number of specific reasons including fraud, misrepresentation, environmental conditions and certain zoning and property-specific matters. These guarantees are limited to the specified items of risk, and do not generally guarantee repayment of the refinanced obligations, and expire with the repayment of the debt. The Company is unable to develop an estimate of the maximum potential amount of future payments under guarantees for fraud or misrepresentation, and does not believe that it will be required to perform under the guarantee as it relates to environmental conditions, certain zoning and property-specific matters. Accordingly, the Company has not recorded a liability for any potential obligations under the guaranties.

The Company is also currently subject to litigation and claims regarding employment, tort, contract, construction, sales taxes and commission disputes, among others. Many of such litigation and claims were pre-petition and were treated as general unsecured creditors under the plan of reorganization. In management’s judgment, none of such litigation or claims against the Company is likely to have a material adverse effect on the Company’s financial statements or its business.

Note 9—Related Party Transactions

The Company has a contract with Westpac Resort Group LLC (Westpac), a company majority owned by the Chief Executive Officer of Sunterra USA. Westpac arranges tours of vacation residences for potential customers. Management believes that the terms of the agreement are comparable to that of an arms-length transaction. Total payments to Westpac under this agreement were $0.5 million and $0.1 million for the three months ended March 31, 2003 and 2002, respectively.

The Company sells Vacation Points under a franchising agreement with a company that is 50% owned by the spouse of the former director of franchise operations for Sunterra Europe. The former director of franchise operations left the Company in May 2002, and the Company is still selling Vacation Points under the franchising agreement. Management believes that terms of the franchising agreement are comparable to those of an agreement with an unrelated third party. Sales through March 2002 under the franchising agreement were approximately $0.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying unaudited condensed consolidated financial statements set forth certain data with respect to our financial position, results of operation, and cash flows which should be read in conjunction with the following discussion and analysis. The terms “Company,” “we,” “our,” and “us” refer to Sunterra Corporation and its subsidiaries. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those contained in our Annual Report on Form 10-K for the year ended December 31, 2002 under the headings “Business-Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in that report. See the Safe Harbor Statement at the beginning of this report.

Overview

We are a vacation ownership (timeshare) company with resort locations in North America, Europe, the Caribbean, and Latin America and approximately 315,000 owner families. Our operations consist of:

•	acquiring, developing and operating vacation ownership resorts;

•	marketing and selling vacation interests to the public at our resort locations and off-site sales centers:

•	selling vacation points which may be redeemed for occupancy rights for varying lengths of stay at participating resort locations, which we refer to as “Vacation Points;”

•	selling vacation ownership interests which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity, which we refer to as “Vacation Intervals;” and

•	leasing Vacation Intervals at certain Caribbean locations;

•	providing consumer financing to individual purchasers of vacation interests;

•	providing resort rental, management, maintenance and collection services for which we receive fees paid by the resorts’ homeowners associations; and

•	operating our Club Sunterra™ membership program.

We refer to Vacation Points and Vacation Intervals together as “Vacation Interests.”

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002

We achieved total revenues of $63.3 million for the three months ended March 31, 2003, compared to $58.8 million for the three months ended March 31, 2002, an increase of 7.7%. Overall revenues for domestic operations increased 5.8% to $42.2 million for the three months ended March 31, 2003 compared to $40.0 million for the three months ended March 31, 2002, and revenues from foreign operations increased by $2.2 million, or 11.9%, to $21.1 million for the three months ended March 31, 2003.

Vacation Interest sales were $40.1 million for the three months ended March 31, 2003, an increase of $5.0 million or 14.4%, compared to $35.1 million for the three months ended March 31, 2002. This increase is the result of continued higher investments in and focus on advertising, sales and marketing efforts.

Vacation Interest lease revenues increased $1.5 million, or 63.5%, to $3.8 million for the three months ended March 31, 2003 from $2.3 million for the three months ended March 31, 2002. The increase is attributable to a larger owner base at certain Caribbean properties versus the prior years and resulting higher overall levels of maintenance fees in 2003, completion of additional units which became available for lease in the fourth quarter 2002, and restructuring of the regional sales staff, offset by one-time maintenance fees billed to owners of certain Caribbean properties in 2002.

Club Sunterra revenues of $2.2 million for the three months ended March 31, 2003 were $0.4 million higher than the $1.8 million recognized in the three months ended March 31, 2002, due to an increase in club memberships.

Resort rental revenues for the three months ended March 31, 2003 and 2002 were $2.8 million and $3.4 million, respectively. The $0.6 million or 19.6% decrease is attributable to the sale of the Carambola Beach Resort located in St. Croix, U.S. Virgin Islands, in August 2002.

Management services revenues fell by $0.8 million to $4.4 million for the three months ended March 31, 2003. This decrease from $5.2 million for the first quarter 2002 was driven by non-renewals of certain management contracts.

Interest revenues, primarily from financing provided to purchasers and lessees of Vacation Interests, decreased 13.1% to $6.1 million for the three months ended March 31, 2003 from $7.0 million for the three months ended March 31, 2002. The decrease resulted from continued higher levels of prepayments, as well as amortization of premium recorded in connection with the fair market value adjustment recorded upon our emergence from Chapter 11.

Other revenues, which mainly consists of sampler vacation program revenues, travel service revenue, resort amenity income and finance commissions, remained steady at $4.1 million for the three months ended March 31, 2003 versus $4.0 million for the three months ended March 31, 2002.

Vacation Interest cost of sales of $7.7 million for the three months ended March 31, 2003 decreased $0.2 million, or 2.1%, from $7.9 million for the three months ended March 31, 2002. As a percentage of Vacation Interest sales for the three months ended March 31, 2003 and 2002, Vacation Interest cost of sales was 19.2% and 22.4%, respectively. This decrease (as a percentage of Vacation Interest sales) is due to our fresh start adjustments to real estate and development costs in the fourth quarter of 2002.

For the three months ended March 31, 2003, advertising, sales and marketing costs were $26.4 million or 65.9% of Vacation Interest sales compared to $23.5 million and 67.0%, respectively, for the three months ended March 31, 2002. The $2.9 million increase is attributed to our decision to increase investments in advertising, sales and marketing to stimulate Vacation Interest sales.

The provision for doubtful accounts and loan losses was $0.6 million for the three months ended March 31, 2003 compared to $1.3 million for the three months ended March 31, 2002. Of these amounts, $0.5 million and $1.1 million for the three months ended March 31, 2003 and 2002, respectively, related to mortgages and contracts receivable. The allowance for mortgages and contracts receivable at March 31, 2003 was $30.9 million, representing approximately 15.0% of the total portfolio outstanding at that date, compared to $32.4 million and 15.2% at December 31, 2002. The decrease in the provision for doubtful accounts and loan losses reflect continuing improvements resulting from our various initiatives, including standardization of underwriting procedures (including higher levels of purchasers’ overall creditworthiness), more timely correspondence with customers whose mortgages and contracts are delinquent, and higher down payments being obtained upon initial sales and leases. We have also benefited from customers prepaying their receivables at higher rates than in the past. Additionally, we have placed more emphasis on timely foreclosures and writing-off delinquent receivables. The remainder of the provision for doubtful accounts of $0.1 million for the three months ended March 31, 2003 and $0.2 million for the three months ended March 31, 2002 represents estimated uncollectible amounts due from homeowner associations and other receivables.

Loan portfolio expenses decreased 9.7% to $3.0 million for the three months ended March 31, 2003 from $3.3 million for the three months ended March 31, 2002. This improvement is attributable to stabilization of the collections and underwriting process as a result of our initiatives noted above.

General and administrative expenses for the three months ended March 31, 2003, held relatively steady at $19.0 million, a slight 2.6% increase from $18.6 million for the three months ended March 31, 2002. As a percentage of total revenues, general and administrative expenses were 30.1% and 31.6% for the three months ended March 31, 2003 and 2002, respectively.

Depreciation and amortization expense decreased 12.4%, or $0.4 million, to $3.0 million for the three months ended March 31, 2003 from $3.4 million for the three months ended March 31, 2002, resulting from the disposition of certain properties in 2002, as well as fresh start adjustments to property and equipment in third quarter 2002.

Interest expense for the three months ended March 31, 2003, net of capitalized interest of $0, was $6.0 million, compared to $4.5 million, net of capitalized interest of $0.1 million, for the three months ended March 31, 2002. The increase was primarily attributable to increased borrowings under our financing facilities in first quarter 2003 ($225.1 million as of March 31, 2003) versus borrowings under our debtor-in-possession financing facility during the prior year ($147.0 million at March 31, 2002).

Reorganization costs were $0.3 million in the first quarter 2003. Due to a gain on settlement of debt of $13.6 million offset against reorganization costs of $6.7 million, reorganization expenses were ($7.0 million) in the three months ended March 31, 2002. Excluding the gain on settlement of debt in the first quarter 2002, reorganization costs decreased $6.4 million, or 94.3%, a direct result of our emergence from bankruptcy on July 29, 2002.

Restructuring expenses of $0.9 million for the three months ended March 31, 2003, related to the implementation of a new strategic plan, which included streamlining of our legal structure as well as relocation of our headquarters and the related personnel to Las Vegas, Nevada. No restructuring costs were recorded in the first quarter 2002.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash principally from down payments on Vacation Interest sales and leases financed, cash sales of Vacation Interests, principal and interest payments on mortgages and contracts receivable and collection of Club Sunterra membership fees, resort rentals and management fees.

During the three months ended March 31, 2003, net cash used in operating activities was $1.6 million. Our net loss of $6.2 million was offset by $6.0 million of non-cash transactions, including $3.0 million in depreciation and amortization and $2.2 million in amortization of capitalized financing costs, and a $1.1 million net decrease in working capital.

During the three months ended March 31, 2003, net cash provided by investing activities was $9.8 million, with distributions from joint ventures of $10.6 million offset by capital expenditures of $1.2 million.

During the three months ended March 31, 2003, net cash used in financing activities was $15.3 million. Cash used in financing activities was primarily the result of payments of $15.0 million on our financing facility with Merrill Lynch Mortgage Capital, Inc.

We currently anticipate spending approximately $7.5 million for real estate and development costs at existing resort locations during the remainder of 2003. We plan to fund these expenditures with cash generated from operations and borrowings under our financing facility. We believe that, with respect to our current operations, cash generated from operations and future borrowings will be sufficient to meet our working capital and capital expenditure needs through the end of 2003. If these are not sufficient, we have the ability to adjust our spending on real estate and development costs.

The allowance for loan losses at March 31, 2003 was $30.9 million, or 15.0% of the gross mortgages and contracts receivable outstanding at that date. We believe the allowance is adequate. However, if the amount of mortgages and contracts receivable that is ultimately written off materially exceeds the related allowances, our business, results of operations and financial condition could be adversely affected.

Our plan for meeting our liquidity needs may be affected by, but not limited to, the following: demand for our product, our ability to borrow funds under our current financing arrangements, an increase in prepayment speeds and default rates on our mortgages and contracts receivable, deterioration of economic conditions, war on terrorist activities affecting the travel and tourism industry and limitations on our ability to conduct marketing activities.

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

Recent economic forecasts suggest continued higher level of prepayment rates versus that evidenced historically. Further, trends in our portfolio in the past fifteen months indicate increased prepayment rates over historical amounts. To the extent that mortgages receivable are paid off prior to their contractual maturity at a rate more rapid than we have estimated, the fair value of our residual interests will be impacted.

At March 31, 2003, our U.S. operations has approximately 16,600 Vacation Intervals available for sale or lease, our Sunterra Pacific operations had approximately 66,200 points available, which are equivalent to approximately 343 Vacation Intervals, and our European operations had approximately 472,000 points available, which are equivalent to approximately 10,100 Vacation Intervals. With the completion of current projects in progress, the acquisition of new resorts and the expansion of existing resorts, we believe we will have an adequate supply of Vacation Intervals available to meet our planned growth through the early part of 2005.

Corporate Finance

On average, we finance approximately 62% of domestic Vacation Interest revenues. Accordingly, we do not generate sufficient cash from sales to provide the necessary capital to pay the costs of developing additional resorts and to replenish working capital. We believe that revenues, together with amounts available under our financing facility will be sufficient to fund our operations.

Under the terms of our financing facility, we obtained a two-year senior asset-based non-amortizing revolving credit facility in the amount of $300 million. The availability of borrowings under our financing facility is based on the amount of eligible mortgages receivable, the value of eligible vacation interests inventory and the value of certain real property and other assets. Our financing facility is secured by a first priority lien on the mortgages receivable and vacation interests inventory, as well as certain real property and other of our assets, subject to certain exceptions. Borrowings under our facility bear interest at an annual rate equal to one month LIBOR plus 3%, 5%, or 7%, depending on the type of assets collateralizing various advances. In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of tour financing facility, we issued a warrant exercisable for 1,190,148 shares of new common stock at an exercise price of $15.25 per share, subject to adjustment under certain anti-dilution provisions of the warrant. Also, we will pay an unused commitment fee of 0.25% per annum on the excess availability under the credit facility. Availability under our financing facility at March 31, 2003 was $55.0 million.

ITEM 3.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Our total revenues denominated in a currency other than U.S. dollars for the three months ended March 31, 2003, primarily revenues derived from the United Kingdom, were approximately $21.1 million, or 33.3% of total revenues. Our net assets maintained in a functional currency other than U.S. dollars at March 31, 2003, which were primarily assets located in Western Europe, were approximately 20.7% of total net assets. The effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets.

Interest Rate Risk

As of March 31, 2003, we had floating interest rate debt of approximately $225.1 million, comprised of amounts outstanding under the Merrill Lynch Financing Facility. The floating interest rate on our financing facility is based upon the prevailing LIBOR rate and interest rate changes can impact earnings and operating cash flows. A change in interest rates of one percent on the balance outstanding at March 31, 2003 would cause a change in quarterly interest expense of approximately $0.6 million.

ITEM 4.—CONTROLS AND PROCEDURES

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

There have been no significant changes in internal control nor in factors that could significantly affect internal control, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

The following exhibits are filed as part of this Form 10-Q or, where so indicated, have been previously filed and are incorporated hereby by reference.

Exhibit Number	Description

2.1

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

10.3

Confirmation Order, dated June 20, 2002, of the Bankruptcy Court (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed June 28, 2002)

10.4

Loan Agreement, dated as of July 29, 2002, by and between Merrill Lynch Capital Mortgage, Inc. as agent for certain lenders parties thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.5

Warrant Agreement, dated as of July 29, 2002, by and between Sunterra Corporation and Merrill Lynch Capital Mortgage, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.6	Sunterra Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

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

+10.9

Amended and Restated Employment Agreement dated as of November 19, 2001 between Sunterra Corporation and Nicholas Benson (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (date of event: January 25, 2002))

+10.10

Employment Agreement dated September 9, 2002 between Sunterra Corporation and Steven E. West (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002)

+10.11

Employment Agreement dated May 21, 2001 between Sunterra Corporation and Andrew Gennuso (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed June 28, 2002)

16.1	Letter from Deloitte & Touche LLP (incorporated by reference to Exhibit 11.1 to the Company’s Current Report on Form 8-K (date of event: November 19, 2002))

21	Subsidiaries of Sunterra Corporation (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed April 15, 2003)

*99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Compensatory management plan

*	Filed herewith

b. Reports on Form 8-K

Form 8-K filed on February 6, 2003, relating to the appointment of a General Counsel.

Form 8-K filed on March 7, 2003, relating to the commencement of further development at Sedona Summit and Plantation at Fall Creek.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTERRA CORPORATION

By:	/s/ JAMES F. ANDERSON
James F. Anderson Senior Vice President and Corporate Controller (Chief Accounting Officer)

Dated: May 14, 2003

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

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

/s/ NICHOLAS J. BENSON

Dated: May 14, 2003

I, Steven E. West, Senior Vice President and Chief Financial Officer, certify that:

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

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

Dated: May 14, 2003