Form 10-Q
period 2003-06-30
SUNTERRA CORP
filed 2003-08-14
CIK 1016577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

001-13815

Commission File Number

SUNTERRA CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	95-4582157
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

3865 West Cheyenne Avenue

North Las Vegas, Nevada 89032

(Address of principal executive offices including zip code)

(702) 804-8600

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a bankruptcy court.    ☒  Yes    ☐  No

Number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at August 14, 2003: 18,045,077.

SUNTERRA CORPORATION

Safe Harbor Statement—Cautionary Notice Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2002 under the headings “Business-Risk Factors”, and elsewhere in that report and relate, without limitation, to matters arising from our emergence from proceedings under Chapter 11 of the Bankruptcy Code. Any or all of these factors could cause our actual results and financial or legal status to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except share data)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three months Ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Vacation Interest	$55,754	$46,692	$96,896	$82,168
Club Sunterra	2,112	1,792	4,312	3,567
Resort rental	2,986	3,412	5,750	6,852
Management services	6,923	7,714	14,010	14,831
Interest	6,447	7,387	12,507	14,362
Other	4,818	5,631	8,874	9,624

Total revenues	79,040	72,628	142,349	131,404

Costs and Operating Expenses:
Vacation Interest cost of sales	10,169	9,692	17,872	17,562
Advertising, sales and marketing	31,566	29,639	57,984	53,128
Maintenance fee and subsidy expenses	2,985	2,293	5,713	5,091
Provision for doubtful accounts and loan losses	1,072	1,617	1,706	2,947
Loan portfolio expenses	2,390	3,185	5,357	6,469
General and administrative	15,922	19,222	34,961	37,794
Depreciation and amortization	2,688	3,436	5,660	6,829
Interest expense (a)	5,694	3,655	11,654	8,136
Reorganization expenses, net	(511)	12,375	(167)	5,413
Restructuring expenses	137	665	991	665

Total costs and operating expenses	72,112	85,779	141,731	144,034

Income (loss) from operations	6,928	(13,151)	618	(12,630)
Income on investment in joint ventures	593	1,294	1,407	2,170

Income (loss) before provision for income taxes	7,521	(11,857)	2,025	(10,460)
Provision for income taxes	1,727	2,096	2,392	2,606

Net income (loss)	$5,794	$(13,953)	$(367)	$(13,066)

Income (loss) per share:
Basic and diluted	$0.29		$(0.02)

Weighted average number of common shares outstanding (see Note 1)	20,000,000		20,000,000

(a) Interest expense is comprised of contractual interest of $5,694 and $13,872, net of unaccrued interest of $0 and $10,100 and capitalized interest of $0 and $117 for the three months ended June 30, 2003 and 2002, respectively. Interest expense is comprised of contractual interest of $11,654 and $28,570, net of unaccrued interest of $0 and $20,200 and capitalized interest of $0 and $234 for the six months ended June 30, 2003 and 2002, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

	Successor June 30, 2003	Successor December 31, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$15,425	$22,960
Cash in escrow and restricted cash	59,415	50,999
Mortgages and contracts receivable, net of an allowance of $28,886
and $32,394 at June 30, 2003 and December 31, 2002, respectively	174,706	180,588
Retained interests in mortgages receivable sold	18,840	18,089
Due from related parties .	7,084	1,840
Other receivables, net	23,474	19,754
Prepaid expenses and other assets	35,797	36,331
Assets held for sale	8,254	14,038
Investment in joint ventures	20,491	30,503
Real estate and development costs, net	127,099	133,676
Property and equipment, net	71,026	69,162
Intangible assets, net	155,248	154,312

Total assets	$716,859	$732,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings under line of credit agreements	$220,742	$240,065
Accounts payable	10,851	12,502
Accrued liabilities	89,095	85,635
Income taxes payable	3,723	5,922
Deferred revenue	101,271	99,666
Notes payable	5,136	4,136

Total liabilities	430,818	447,926

Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 30,000,000 shares authorized;
18,045,077 outstanding at June 30, 2003 and December 31, 2002)	180	180
Additional paid-in capital	296,714	296,714
Accumulated deficit	(14,689)	(14,323)
Accumulated other comprehensive income	3,836	1,755

Total stockholders’ equity	286,041	284,326

Total liabilities and stockholders’ equity	$716,859	$732,252

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Successor	Predecessor
	Six Months Ended June 30,
	2003	2002
Operating activities:
Net loss	$(367)	$(13,066)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,660	6,829
Provision for doubtful accounts and loan losses	1,706	2,947
Amortization of capitalized loan origination costs and portfolio premium	1,406	333
Amortization of capitalized financing costs	4,450	1,520
Discount on settlement of debt	—	(28,016)
Income on investment in joint ventures	(1,407)	(2,170)
Gain on disposals of property and equipment	(53)	(4,274)
Deferred income taxes	(22)	(313)
Changes in retained interests in mortgages receivable sold	(751)	(1,625)
Changes in operating assets and liabilities:
Cash in escrow and restricted cash	(7,324)	44,439
Mortgages and contracts receivable	3,265	4,013
Due from related parties	(5,244)	3,994
Other receivables, net	(3,648)	(1,481)
Prepaid expenses and other assets	(3,863)	(9,653)
Real estate and development costs	9,787	3,910
Accounts payable	(1,757)	6,548
Accrued liabilities	(1,144)	68
Deferred revenue	1,687	10,096
Liabilities subject to compromise	—	(1,317)

Net cash provided by operating activities	2,381	22,782

Investing activities:
Proceeds from sale of assets	270	99
Capital expenditures	(4,553)	(4,600)
Change in intangible assets	(1,062)	(827)
Investment in joint ventures	11,419	888

Net cash provided by (used in) investing activities	6,074	(4,440)

Financing activities:
Borrowings under line of credit facilities	475	—
Borrowings under debtor-in-possession financing agreement	—	101,895
Debt issuance costs	—	(3,000)
Proceeds from notes payable	5,091	2,847
Payments on line of credit facilities	(19,798)	(96,957)
Payments on debtor-in-possession financing agreement	—	(4,547)
Payments on notes payable and mortgage-backed securities	(3,365)	(9,086)
Payments of accrued interest on settlement of debt	—	(13,484)

Net cash used in financing activities	(17,597)	(22,332)
Effect of changes in exchange rates on cash and cash equivalents	1,607	10,185

Net (decrease) increase in cash and cash equivalents	(7,535)	6,195
Cash and cash equivalents, beginning of period	22,960	27,207

Cash and cash equivalents, end of period	$15,425	$33,402

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$7,193	$4,059
Cash paid for taxes, net of tax refunds	$4,788	$1,524

(Continued)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real Estate and Development Costs transferred from Assets Held For Sale	$2,354	—
Property and Equipment transferred from Assets Held For Sale	$3,146	—

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share amounts)

(Unaudited)

1.    BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Business

The operations of Sunterra Corporation (“Sunterra” or the “Company”) and its wholly owned subsidiaries consist of (i) marketing and selling vacation ownership interests at its locations and off-site sales centers, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity (“Vacation Intervals”), and vacation points which may be redeemed for occupancy rights, for varying lengths of stay, at participating resort locations (“Vacation Points”, and together with Vacation Intervals, “Vacation Interests”), both of which generally include a deeded, fee-simple interest in a particular unit, (ii) marketing and selling vacation points representing a beneficial interest in a trust which holds title to vacation property real estate for the benefit of purchasers of those points, (iii) leasing Vacation Intervals at certain Caribbean locations, (iv) acquiring, developing, and operating vacation ownership resorts, (v) providing consumer financing to individual purchasers for the purchase of Vacation Interests at its resort locations and off-site sales centers, and (vi) providing resort rental management and maintenance services for which the Company receives fees paid by the resorts’ homeowners’ associations. The Company is headquartered in North Las Vegas, Nevada, and has vacation ownership resorts in the United States, Canada, the Caribbean, Mexico and Europe.

Principals of Consolidation

The consolidated financial statements include the accounts of Sunterra Corporation and its majority-owned subsidiaries. The equity method of accounting is used when the Company has a 20% to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of these entities.

Interim Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and applicable rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The reported operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

These statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2002 Annual Report on Form 10-K. Accounting policies used in preparing these financial statements are the same as those described in such Form 10-K, unless otherwise noted herein. .

Fresh-Start Basis of Presentation

The accompanying unaudited consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, as amended. From May 31, 2000 to July 29, 2002, the Company and certain of its subsidiaries (the “Debtor Entities”) operated as debtors-in-possession, having filed a petition for relief under Chapter 11 of the Bankruptcy Code on May 31, 2000.

A disclosure statement for a proposed plan of reorganization (the “Plan of Reorganization” or “Plan”) was approved by order of the Bankruptcy Court entered on April 25, 2002, and the Plan of Reorganization and disclosure statement were mailed to creditors on or about May 14, 2002. The Plan received the requisite votes of creditor interests, and the Bankruptcy Court confirmed the Plan by an order entered on June 21, 2002. According to the terms of the Plan, it became effective when certain conditions, as set forth in the Plan, were either satisfied or waived by the Official Committee of Unsecured Creditors. The conditions to the effectiveness of the Plan were fulfilled on July 29, 2002 and the Debtor Entities emerged from their Chapter 11 proceedings on that date.

In conjunction with emergence from bankruptcy, the Company recognized $154.0 million as reorganization value in excess of amounts allocable to identifiable assets—goodwill. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the excess reorganization value is assumed to have an indefinite useful life and will not be amortized. The excess reorganization value will be tested for impairment at least annually as specified in SFAS No. 142. As a result of adopting fresh-start reporting upon emerging from Chapter 11 status, the Company’s financial statements are not comparable with those prepared before August 1, 2002 (the date of emergence for accounting purposes), including the historical consolidated financial statements included herein. References to “Predecessor” refer to the Company through July 31, 2002. References to “Successor” refer to the Company on and after August 1, 2002.

Income (Loss) per Share—Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2003, 1,790,147 shares attributable to the exercise of outstanding warrants and 822,812 shares attributable to the exercise of awarded stock options were excluded from the calculation of diluted loss per share because the effect was anti-dilutive. The shares were anti-dilutive because their exercise price was greater than the average share price during the respective periods. As of July 31, 2002, the effective date of the Plan for accounting purposes, all previously outstanding equity securities of the Company were cancelled.

In connection with implementation of the Plan, 18,045,077 shares of the Successor Company’s common stock were issued during 2002. Additionally, a distribution of 1,954,923 shares of the Successor Company’s common stock will be made to pre-petition general unsecured creditors on a pro rata basis for no cash consideration. In accordance with the provisions of SFAS No. 128, Earnings per Share, shares of common stock to be issued to the pre-petition general unsecured creditors were considered to be outstanding as of the date of emergence from bankruptcy and included in the computation of income (loss) per share of the Successor Company. No earnings per share calculations are shown for periods prior to the distribution of the Successor Company’s common stock, since the information is not comparable with the Successor Company.

Stock-Based Compensation—The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This pronouncement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company’s plans are granted with an exercise price equal to the fair market value on the date of the grant. The following table presents the effect on the Company’s net income (loss) and income (loss) per share had the Company adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation (in thousands, except for per share amounts). No earnings per share calculations are shown for periods prior to the distribution of the Successor Company’s common stock, since the information is not comparable with the Successor Company.

	Successor	Predecessor	Successor	Predecessor
	Three months Ended June 30,		Six months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$5,794	$(13,953)	$(367)	$(13,066)
Add: Stock-based employee compensation cost, included in reported net income (loss), net of related tax effects	—	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(819)	—	(819)	—

Pro forma net income (loss)	$4,975	$(13,953)	$(1,186)	$(13,066)

Basic and diluted net income (loss) per share, as reported	$0.29		$(0.02)
Basic and diluted net income (loss) per share, pro forma	$0.25		$(0.06)

Reclassifications—Certain reclassifications were made to the 2002 consolidated financial statements to conform to the 2003 presentation, including but not limited to the reclassifications described below.

In previously issued financial statements, the consolidated statements of operations included the line items “Vacation Interest revenues,” representing sales of Vacation Interests on an accrual basis, and “Vacation Interest lease revenue” which was comprised of two primary components: transactions involving Vacation Interests in certain Caribbean properties, and transactions of the Company acting in its capacity as the homeowners’ association for these Caribbean resorts. The line item “Vacation Interest lease revenue” has been removed and the components thereof reclassified as described below.

Transactions involving Vacation Interests in certain Caribbean locations are legally structured as long-term lease arrangements for either 99 years or a term expiring in 2050. The Vacation Interests subject to such leases currently revert to us at the end of the lease terms. These transactions are accordingly accounted for as operating leases, with the sales value of the intervals recorded as deferred revenue at the date of execution of the transactions. Revenue deferred under these arrangements is amortized on a straight-line method over the term of the lease agreements. The direct marketing costs of the lease contracts are also deferred and amortized over the term of the leases. In the accompanying consolidated statements of operations, revenue recognized under these leases is classified as Vacation Interest revenue.

In our capacity as the homeowners’ association for these resorts, we collect maintenance fees from the lessees on these properties, which are accrued as earned, generally a twelve-month period. In the accompanying consolidated statements of operations, revenue earned in such capacity is classified as management services revenue.

The table below shows the dollar amounts of these components for the periods reported in the accompanying consolidated statements of operations:

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Long-term lease revenue	$735	$354	$1,769	$764
Homeowners’ association revenue	2,030	1,900	4,755	3,790

Total (formerly classified as Vacation Interest lease revenue)	$2,765	$2,254	$6,524	$4,554

2.    NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The Interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted Interpretation No. 46 as of January 1, 2003. The adoption of Interpretation No. 46 did not have a material impact on the accompanying consolidated financial statements.

In February 2003, a proposed SOP, Accounting for Real Estate Time-Sharing Transactions, and a proposed SFAS, Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67, were issued simultaneously for public comment. The proposed SFAS would amend other authoritative pronouncements should the proposed SOP be issued as final. The proposed SOP would eliminate inconsistencies in existing authoritative literature and accepted practices and fill voids that have emerged in revenue recognition guidance in recent years by providing guidance on a seller’s accounting for real estate time-sharing transactions including criteria for and methods of revenue recognition, accounting for selling costs, accounting for credit losses, accounting for repossession of vacation ownership intervals, accounting for operations during interval holding periods, accounting for developer subsidies to interval homeowners’ associations and accounting for upgrade transactions. The comment periods for both the proposed SOP and the proposed SFAS concluded on April 30, 2003. The provisions of this proposed SOP would be effective for financial statements issued for fiscal years beginning after June 15, 2004. It is not possible to determine at this time the impact that the conclusions of the SOP, when and if it is finalized, may have on the consolidated financial statements of the Company.

3.    MORTGAGES AND CONTRACTS RECEIVABLE, NET

The following summarizes the Company’s total mortgages and contracts receivable:

	Successor June 30, 2003	Successor December 31, 2002
Mortgages and contracts receivable	$191,209	$199,193
Deferred loan origination costs, net	4,254	4,556
Premium on mortgages and contracts receivable, net	8,129	9,233

Mortgages and contracts receivable, gross	203,592	212,982
Less allowance for loan and contract losses	(28,886)	(32,394)

Mortgages and contracts receivable, net	$174,706	$180,588

Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is as follows:

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Balance, beginning of period	$30,916	$33,888	$32,394	$36,206
Provision for loan and contract losses	1,086	1,458	1,559	2,578
Receivables charged off, net	(3,116)	(2,609)	(5,067)	(6,047)

Balance, end of period	$28,886	$32,737	$28,886	$32,737

4.    REAL ESTATE AND DEVELOPMENT COSTS, NET

Real estate and development costs consist of the following:

	Successor June 30, 2003	Successor December 31, 2002
Development costs of Vacation Interests, net	$123,373	$125,545
Interests recoverable under defaulted mortgages	3,726	8,131

Net real estate and development costs	$127,099	$133,676

5.    REORGANIZATION AND RESTRUCTURING EXPENSES, NET

Reorganization expenses, net. These amounts comprised of expenses and losses offset by income and gains that were realized or incurred by the Company as a result of reorganization under Chapter 11 and are expensed as incurred. These items have been segregated from normal operating costs and consist of the following:

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Professional fees	$216	$9,738	$543	$16,111
Employee retention and severance programs	—	210	—	952
Net gains on asset sales	(72)	(2,756)	(71)	(4,274)
Other	(655)	6,354	(639)	7,474
Gain on settlement of debt	—	(1,142)	—	(14,758)
Interest income	—	(29)	—	(92)

	$(511)	$12,375	$(167)	$5,413

In January 2002, pursuant to an order of the Bankruptcy Court, the Company entered into an agreement (the “Finova Agreement”) with Finova Capital Corporation (“Finova”) that provided for payment by the Company of various loans and financing facilities (“Finova Loans”) from Finova or its affiliates. Pursuant to the Finova Agreement, the Company paid, in cash and by application of other funds, $100 million (determined after giving effect to a prior release to Finova of $5 million held by Finova as cash collateral) and Finova returned collateral securing the Finova Loans. The payment to Finova represented a discount of $27.0 million from the principal amount of the Finova Loans. Pursuant to the Finova Agreement, the Company and Finova each released the other parties from liabilities and obligations relating to the Finova Loans and certain other matters, including those that were the subject of pending litigation between the parties. The Company obtained a portion of the funds to pay the Finova Loans from term loans under its debtor-in-possession (“DIP”) financing facility and paid a brokerage fee of $13.4 million to its DIP lender for negotiating the settlement with Finova. The Company recorded a net gain on settlement of debt of $13.6 million, which is included as an offset to reorganization costs.

In May 2002, the Company executed amendments to lease agreements relating to a 1999 sale-leaseback transaction, payments on which were suspended as a result of the bankruptcy proceedings. As a result of the amendments, the minimum lease terms were extended from November 2002 to April 2004, and the Company’s payment obligations were reduced by $1.1 million, which is recorded as an offset to reorganization expenses as a gain on settlement of debt.

Restructuring expenses, net.    During the three months ended June 30, 2003 and 2002, the Company recorded $0.1 million and $0.7 million, respectively, in restructuring expenses. During the six months ended June 30, 2003 and 2002, the Company recorded $1.0 million and $0.7 million, respectively, in restructuring charges. These expenses related to the implementation of a new strategic plan, which included streamlining of the legal structure, relocation of the Company’s headquarters and expenditures related to our proposed unified global club.

6.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. The reconciliation of net income (loss) to comprehensive net income (loss) is as follows:

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss)	$5,794	$(13,953)	$(367)	$(13,066)
Unrealized gain (loss) on available for sale securities	—	—	—	(163)
Foreign currency translation adjustments	3,062	5,103	2,081	3,586

Total comprehensive income (loss)	$8,856	$(8,850)	$1,714	$(9,643)

7.    SEGMENT AND GEOGRAPHIC INFORMATION

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

	North America	Foreign	Eliminations	Total
Three Months Ended June 30, 2003
Revenues from external customers	$49,272	$29,768	$—	$79,040
Income before income tax provision	$1,502	$6,019	$—	$7,521
Segment assets	$608,810	$147,340	$(39,291)	$716,859
Six Months Ended June 30, 2003
Revenues from external customers	$91,515	$50,834	$—	$142,349
(Loss) income before income tax provision	$(6,418)	$8,443	$—	$2,025

	North America Debtors	North America Non-Debtors	Foreign Non-Debtors	Total Non-Debtors	Total
Three months ended June 30, 2002:
Revenues from external customers	$33,939	$11,585	$27,104	$38,689	$72,628
(Loss) income before income tax (benefit) provision	$(21,214)	$2,698	$6,659	$9,357	$(11,857)
Segment assets	$514,869	$27,820	$77,073	$104,893	$619,762
Six months ended June 30, 2002:
Revenues from external customers	$63,361	$22,536	$45,507	$68,043	$131,404
(Loss) income before income tax (benefit) provision	$(23,305)	$4,124	$8,721	$12,845	$(10,460)

8.    COMMITMENTS AND CONTINGENCIE

Sunterra Pacific, as Manager of the VTS Program (Sunterra Pacific’s ‘points’ program), filed an arbitration proceeding against the VTS Owners Association Board of Directors because it declined to renew the Management Agreement without reasonable cause. The Board filed a counter petition alleging cause. The parties have agreed to an indefinite stay of the arbitration proceedings, which the Arbitrators confirmed February 26, 2003, so that the parties may pursue settlement negotiations. This action is in the early stages of arbitration; however, management believes that the ultimate outcome of this matter will not have a material adverse impact on the Company’s financial position or results of operations.

Sunterra licensed certain computer software under a software license granted by RCI Technology Corp., formerly known as Resort Computer Corporation. That software was the foundation for Sunterra’s integrated computer system, which manages a wide range of hospitality functions, such as reservations, inventory control, sales commissions, Club Sunterra operations, housekeeping and marketing. RCI Technology filed a motion in the Chapter 11 proceedings alleging that the license agreement should be deemed rejected, which RCI Technology asserts would have the effect of terminating the license. Sunterra opposed the motion, and the Bankruptcy Court ruled in favor of Sunterra and denied RCI Technology’s motion. On June 14, 2002, RCI Technology filed a notice of appeal of the Court’s decision. On January 10, 2003, the United States District Court of Maryland affirmed the order of the Bankruptcy Court, denying the motion of RCI Technology. RCI Technology has further appealed that decision to the United States Court of Appeals, 4th Circuit, and that appeal is expected to be heard in the second half of 2003. Although Sunterra’s new “ATLAS” computer system, when fully implemented, is intended to fully replace any software based on the RCI Technology system, a victory by RCI Technology in this litigation prior to full implementation of ATLAS could have a material adverse effect on the Company

The Company holds a 23.3% interest in West Maui Resort Partners, LP (“Ka’anapali”) that operates a vacation ownership resort in Hawaii. This limited partnership refinanced existing debt in March 2003 (see note below). In connection with the refinancing, the Company (as well as its partners on a pro rata basis) provided limited guarantees in the event the lenders suffer losses for a number of specific reasons including fraud, misrepresentation, environmental conditions and certain zoning and property-specific matters. These guarantees are limited to the specified items of risk, and do not generally guarantee repayment of the refinanced obligations, and expire with the repayment of the debt. The Company is unable to develop an estimate of the maximum potential amount of future payments under guarantees for fraud or misrepresentation, and does not believe that it will be required to perform under the guarantee as it relates to environmental conditions, certain zoning and property-specific matters. Accordingly, the Company has not recorded a liability for any potential obligations under the guaranties.

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

9.    RELATED PARTY TRANSACTIONS

The Company owns a 30% interest in Poipu Resort Partners, L.P. (“Poipu”) and as noted above, a 23% interest in Ka’anapali, and accounts for its investments in joint ventures under the equity method. In March 2003, the Company received a $9,768 cash distribution from Ka’anapali in connection with Ka’anapali’s refinancing, and in May 2003, received additional distributions from Ka’anapali totaling $790. The Company also received cash distributions totaling $860 from Poipu in the first quarter 2003.

Under contracts approved by Board of Trustees of the homeowners’ association for certain resorts, the Company serves as the property manager for these resorts. Additionally, the Company has contractual agreements with the homeowners’ associations of certain resorts to provide telephone services to the property. The Company also periodically advances funds to the two joint venture entities in which the Company maintains a minority interest. The following table show the balances outstanding from related parties as of the specified reporting dates.

	Successor
	June 30, 2003	December 31, 2002
Receivable from homeowners’ associations	$6,666	$975
Advances to joint ventures	418	865

Total	$7,084	$1,840

The Company has a contract with Westpac Resort Group LLC (“Westpac”), an entity owned by the Chief Executive Officer of Sunterra USA. Westpac arranges tours of vacation residences for potential customers. Management believes that the terms of the agreement are comparable to that of an arms-length transaction. Total payments to Westpac under this agreement were $1.0 million and $0.1 million for the six months ended June 30, 2003 and 2002, respectively.

The Company sells Vacation Points under a franchising agreement with a company that is 50% owned by the spouse of the former director of franchise operations for Sunterra Europe. The former director of franchise operations left the Company in May 2002, and the Company is still selling Vacation Points under the franchising agreement. Management believes that terms of the franchising agreement are comparable to those of an agreement with an unrelated third party. Sales through June 2002 under the franchising agreement, were approximately $0.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s December 31, 2002 Annual Report on Form 10-K and the accompanying unaudited consolidated financial statements set forth certain data with respect to the financial position, results of operation, and cash flows of the Company which should be read in conjunction with the following discussion and analysis. The terms “Company,” “we,” “our,” and “us” refer to Sunterra Corporation and its subsidiaries. The following discussion and analysis contains statements regarding historical information, as well as forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to those contained in our Annual Report on Form 10-K for the year ended December 31, 2002 under the headings “Business-Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in that report. See the Safe Harbor Statement at the beginning of this report.

Overview

We are a vacation ownership (timeshare) company with resort locations in the United States, Europe, the Caribbean, Hawaii and Mexico and approximately 315,000 owner families. Our operations consist of:

•	acquiring, developing and operating vacation ownership resorts;

•	marketing and selling vacation interests to the public at our resort locations and off-site sales centers:

o	selling vacation points which may be redeemed for occupancy rights for varying lengths of stay at participating resort locations, which we refer to as “Vacation Points”;

o	selling vacation ownership interests which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity, which we refer to as “Vacation Intervals”; and

•	leasing Vacation Intervals at certain Caribbean locations;

•	providing consumer financing to individual purchasers of vacation interests;

•	providing resort rental, management, maintenance and collection services for which we receive fees paid by the resorts’ homeowners’ associations; and

•	operating our Club Sunterra™ program.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2003 to the Three Months Ended June 30, 2002

We achieved total revenues of $79.0 million for the three months ended June 30, 2003, compared to $72.6 million for the three months ended June 30, 2002, an increase of 8.8%. Overall revenues for domestic operations increased 8.3% to $49.3 million for the three months ended June 30, 2003 compared to $45.5 million for the three months ended June 30, 2002, and revenues from foreign operations decreased $2.7 million, or 9.9%, to $29.8 million for the three months ended June 30, 2003.

Vacation Interest revenues were $55.8 million for the three months ended June 30, 2003, an increase of $9.1 million or 19.4%, compared to $46.7 million for comparable period in 2002. This increase is a reflection of the increased effectiveness of the Company’s marketing programs. Domestic Vacation Interest revenues increased $6.8 million, or 26.8%, compared to the three months ended June 30, 2002. Foreign Vacation Interest revenues increased $2.3 million to $23.7 million, up from $21.4 million for the second quarter 2002.

Club Sunterra revenues of $2.1 million for the three months ended June 30, 2003 were $0.3 million, or 17.9%, higher than the $1.8 million recognized in the three months ended June 30, 2002. As in the first quarter, this arises from the Company’s success in attracting new owners to the Club product, and additionally, from retention campaigns aimed at satisfying current members and cross-selling Club Sunterra products.

Resort rental revenues for the three months ended June 30, 2003 and 2002 were $3.0 million and $3.4 million, respectively. The $0.4 million, or 12.5%, decrease is attributable to the sale of certain resorts in the prior year. Excluding the revenues generated from these resorts, resort rental revenues for the second quarter 2003 increased $0.9 million compared to the second quarter 2002, attributable to efficiencies gained by centralized operations and programs.

Management services revenues recognized in the second quarter 2003 were $6.9 million, compared to $7.7 million for the comparable period in 2002. The decrease was driven by the loss of contracts relating to the resorts sold in 2002 noted above, as well as the non-renewal of one annual contract relating to a non-Sunterra resort.

Interest income, primarily from financing provided to purchasers and lessees of Vacation Interests, decreased 12.7% to $6.4 million for the three months ended June 30, 2003 from $7.4 million for the three months ended June 30, 2002. The decrease resulted from continued higher levels of prepayments, as well as amortization of premium recorded in connection with the “fresh start accounting” fair market value adjustment recorded in 2002.

Other revenues, which mainly consist of sampler vacation program revenues, travel service revenue, resort amenity income and finance commissions, fell by 14.4% to $4.8 million for the three months ended June 30, 2003 from $5.6 million for the three months ended June 30, 2002. This decrease is primarily due to decreased commissions realized by the foreign operations, as well as amounts relating to resorts disposed of in 2002.

Vacation Interest cost of sales of $10.2 million for the three months ended June 30, 2003 increased $0.5 million, or 4.9%, from $9.7 million for the three months ended June 30, 2002. As a percentage of Vacation Interest revenues for the same periods, Vacation Interest cost of sales was 18.2% and 20.8%, respectively. This decrease (as a percentage of Vacation Interest revenues) is due to our fresh start accounting adjustments to real estate and development costs in the fourth quarter of 2002.

For the three months ended June 30, 2003, advertising, sales and marketing costs were $31.6 million, or 56.6%, of Vacation Interest revenues compared to $29.6 million, or 63.5%, respectively, for the three months ended June 30, 2002. The $2.0 million increase from the three months ended June 30, 2002 is attributable to our decision to increase investments in advertising, sales and marketing to stimulate Vacation Interests sales, offset by the higher sales volume.

Maintenance fees and subsidy expense increased by approximately $0.7 million in the second quarter of 2003 to $3.0 million, up from $2.3 million for the second quarter of 2002. This change is reflective of increases in charges and fees at certain of the Company’s resorts.

The provision for doubtful accounts and loan losses was $1.1 million for the three months ended June 30, 2003 compared to $1.6 million for the three months ended June 30, 2002. Of these amounts, $0.9 million and $1.5 million for the three months ended June 30, 2003 and 2002, respectively, related to mortgages and contracts receivable. As a percentage of interest income, the provision for doubtful accounts and loan losses was 16.6% in the second quarter 2003 compared to 21.9% for the prior year comparable period. The allowance for mortgages and contracts receivable at June 30, 2003 was $28.9 million, representing approximately 14.2% of the total portfolio outstanding at that date compared to $32.4 million and 15.2%, respectively, at December 31, 2002. The decrease in the provision for doubtful accounts and loan losses reflect continuing improvements resulting from our various initiatives, including standardization of underwriting procedures (including higher levels of purchasers’ overall creditworthiness), more timely correspondence with customers whose mortgages and contracts are delinquent, and higher down payments being obtained upon initial sales and leases. We have also benefited from customers prepaying their receivables at higher rates than in the past. Additionally, we have placed more emphasis on timely foreclosures and writing-off delinquent receivables. The remainder of the provision for doubtful accounts of $0.2 million for the three months ended June 30, 2003 and $0.1 million for the three months ended June 30, 2002 represents estimated uncollectible amounts due from homeowner associations and other receivables.

Loan portfolio expenses decreased 25.0% to $2.4 million for the three months ended June 30, 2003 from $3.2 million for the three months ended June 30, 2002. Loan portfolio expenses represented 37.1% of interest income in the second quarter 2003, compared to 43.1% of interest income in the prior year period. This improvement is attributable to stabilization of the collections and underwriting process as a result of our initiatives noted above and discontinuance of certain programs.

General and administrative expenses decreased $3.3 million, or 17.2%, to $15.9 million for the three months ended June 30, 2003 from $19.2 million for the three months ended June 30, 2002. As a percentage of total revenues, general and administrative expenses were 20.1% and 26.5% for the three months ended June 30, 2003 and 2002, respectively. This favorable change is a result of multiple initiatives and restructuring activities started in 2002, including the consolidation of the Company’s headquarters in Las Vegas, the hiring of permanent staff in key positions, and reduction of overall staffing levels.

Depreciation and amortization expense decreased 21.8%, or $0.8 million, to $2.7 million for the three months ended June 30, 2003 from $3.4 million for the three months ended June 30, 2002, resulting from the disposition of resort properties and equipment in 2002, as well as fresh start accounting adjustments to property and equipment in the second half of 2002.

Interest expense for the three months ended June 30, 2003, net of capitalized interest of $0, was $5.7 million, compared to $3.7 million, net of capitalized interest of $0.1 million, for the three months ended June 30, 2002. The increase was primarily attributable to increased borrowings under our financing facilities in second quarter 2003 ($220.7 million as of June 30, 2003) versus borrowings under our debtor-in-possession financing facility during the prior year ($165.6 million at June 30, 2002).

Reorganization costs were ($0.5) million for the three months ended June 30, 2003, compared to $12.4 million for the three months ended June 30, 2002. The decrease in reorganization costs is the result of our emergence from bankruptcy on July 29, 2002, and settlement of claims.

Restructuring costs were $0.1 million for the three months ended June 30, 2003, compared to $0.7 million for the three months ended June 30, 2002. Restructuring costs are related to the implementation of our new strategic plan, which included streamlining of our legal structure as well as relocation of our headquarters and the related personnel to Las Vegas, Nevada.

Comparison of the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002

The Company recognized total revenues of $142.3 million for the six months ended June 30, 2003, compared to $131.4 million for the six months ended June 30, 2002, an increase of 8.3%. Overall revenues for domestic operations increased 6.6% to $91.5 million for the six months ended June 30, 2003 compared to $85.9 million for the six months ended June 30, 2002, and revenues from foreign operations increased 11.7% to $50.8 million for the six months ended June 30, 2003.

Vacation Interest revenues of $96.9 million for the six months ended June 30, 2003 increased by $14.7 million, or 17.9%, compared to sales of $82.2 million for the six months ended June 30, 2002. Domestic operations recognized $55.8 million of Vacation Interest revenues in the six months ended June 30, 2003, a 23.2% increase from the $45.3 million recognized in the prior year period. The Company’s foreign operations produced $41.1 million of Vacation Interest revenues, a $4.2 million, or 11.5%, increase from the $36.9 million recorded in the first half of 2002. The increase reflects the reduced marketing burden from emergence from Chapter 11, as well as higher investments in and focus on advertising, sales and marketing efforts in late 2002 and in the first half of 2003.

Club Sunterra revenues of $4.3 million for the six months ended June 30, 2003 were $0.7 million higher than the $3.6 million recognized in the six months ended June 30, 2002. This continued trend arises from the Company’s success in attracting new owners to the Club product, and additionally, from retention campaigns aimed at satisfying current members and cross-selling Club Sunterra products.

Resort rental revenues for the six months ended June 30, 2003 and 2002 were $5.8 million and $6.9 million, respectively. The $1.1 million, or 16.1%, decrease is attributable to the sale of certain resorts in 2002. Excluding the revenues generated from these resorts, resort rental revenues increased $1.4 million compared to the prior year period, attributable to efficiencies gained by centralized operations and programs.

Management services revenues fell by $0.8 million, or 5.52%, to $14.0 million for the six months ended June 30, 2003. This decrease from $14.8 million for the six months ended June 30, 2002 was driven by non-renewals of certain management contracts, primarily those relating to the resorts sold in the prior years.

Interest income, primarily from financing provided to purchasers and lessees of Vacation Interests, decreased 12.9% to $12.5 million for the six months ended June 30, 2003 from $14.4 million for the six months ended June 30, 2002. The decrease resulted from continued higher levels of prepayments, as well as amortization of premiums recorded in connection with the fresh start accounting fair market value adjustment recorded in 2002.

Other revenues, which mainly consists of sampler vacation program revenues, travel service revenue, resort amenity income and finance commissions, fell by 7.8% to $8.9 million for the six months ended June 30, 2003 from $9.6 million for the six months ended June 30, 2002. This decrease is primarily due to decreased commissions realized by the foreign operations, as well as certain non-repetitive programs ended in the first quarter 2002 and amounts relating to the resorts disposed in 2002.

Vacation Interest cost of sales of $17.9 million for the six months ended June 30, 2003, representing a decrease of $0.3 million, or $1.8%, from $17.6 million for the six months ended June 30, 2002. As a percentage of Vacation Interest revenues for the six months ended June 30, 2003 and 2002, Vacation Interest cost of sales was 18.4% and 21.4%, respectively. This decrease (as a percentage of Vacation Interest revenues) is due to our fresh start accounting adjustments to real estate and development costs in the fourth quarter 2002.

For the six months ended June 30, 2003, advertising, sales and marketing costs were $58.0 million, or 59.8% of Vacation Interest revenues compared to $53.1 million, or 64.7% of Vacation Interest revenues, for the six months ended June 30, 2002. The $4.9 million increase from the six months ended June 30, 2002 was driven in part by the increased volume of Vacation Interest revenues, offset by efficiencies resulting from restructured operations and earlier investments in advertising, sales and marketing to stimulate Vacation Interest revenues.

The provision for doubtful accounts and loan losses was $1.7 million for the six months ended June 30, 2003 compared to $2.9 million for the six months ended June 30, 2002. Of these amounts, $1.4 million and $2.6 million for the six months ended June 30, 2003 and 2002, respectively, related to mortgages and contracts receivable. As a percentage of interest income, the provision for doubtful accounts and loan losses was 13.6% for the six months ended June 30, 2003 compared to 20.5% for the prior year comparable period. The allowance for mortgages and contracts receivable at June 30, 2003 was $28.9 million, representing approximately 14.2% of the total portfolio outstanding at that date, compared to $32.4 million and 15.2% at December 31, 2002. The decrease in the provision for doubtful accounts and loan losses reflect continuing improvements resulting from our various initiatives, including standardization of underwriting procedures (including higher levels of purchasers’ overall creditworthiness), more timely correspondence with customers whose mortgages and contracts are delinquent, and higher down payments being obtained upon initial sales and leases. We have also benefited from customers prepaying their receivables at higher rates than in the past. Additionally, we have placed more emphasis on timely foreclosures and writing-off delinquent receivables. The remainder of the provision for doubtful accounts of $0.3 million for the six months ended June 30, 2003 and $0.3 million for the six months ended June 30, 2002 represents estimated uncollectible amounts due from homeowner associations and other receivables.

Loan portfolio expenses decreased 17.2% to $5.4 million for the six months ended June 30, 2003 from $6.5 million for the six months ended June 30, 2002. Loan portfolio expenses represented 42.8% of interest income in the second quarter 2003, compared to 45.0% of interest income in the prior year period. This improvement is attributable to stabilization of the collections and underwriting process as a result of our initiatives noted above.

General and administrative expenses decreased $2.8 million, or 7.5%, to $35.0 million for the six months ended June 30, 2003 from $37.8 million for the six months ended June 30, 2002. As a percentage of total revenues, general and administrative expenses were 24.6% and 28.8% for the six months ended June 30, 2003 and 2002, respectively. This favorable change is a result of multiple initiatives and restructuring activities started in 2002, including the consolidation of the Company’s headquarters in Las Vegas, the hiring of permanent staff in key positions, and reduction of overall staffing levels.

Depreciation and amortization expense decreased 17.1%, or $1.1 million, to $5.7 million for the six months ended June 30, 2003 from $6.8 million for the six months ended June 30, 2002, resulting from the disposition of certain resort properties and equipment in 2002, as well as fresh start accounting adjustments to property and equipment in the second half of 2002.

Interest expense for the six months ended June 30, 2003, net of capitalized interest of $0, was $11.7 million, compared to $8.1 million, net of capitalized interest of $0.2 million, for the six months ended June 30, 2002. The increase was primarily attributable to increased borrowings under our financing facilities in the first six months of 2003 ($220.7 million as of June 30, 2003) versus borrowings under our debtor-in-possession financing facility during the prior year ($165.6 million at June 30, 2002).

Reorganization costs were ($0.2) million for the six months ended June 30, 2003. Due to a first quarter 2002 gain on settlement of debt of $14.8 million, offset against reorganization costs of $20.2 million, reorganization costs were $5.4 million in the six months ended June 30, 2002. Excluding the gain on settlement of debt in the first six months of 2002, reorganization costs decreased $20.4 million, or 101.0%, a direct result of our emergence from bankruptcy on July 29, 2002.

Restructuring costs were $1.0 million for the six months ended June 30, 2003, compared to $0.7 million for the six months ended June 30, 2002. Restructuring costs related to the implementation of a new strategic plan, which included streamlining our legal structure as well as relocation of our headquarters and the related personnel to Las Vegas, Nevada.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash principally from down payments on Vacation Interest revenues and leases financed, cash sales of Vacation Interests, principal and interest payments on mortgages and contracts receivable and collection of Club Sunterra fees, resort rentals and management fees.

During the six months ended June 30, 2003, net cash provided by operating activities was $2.4 million. Our net loss of $0.4 million was offset by $11.8 million of non-cash transactions, including $5.7 million in depreciation and amortization, $4.5 million in capitalized financing costs, and a $8.2 million net decrease in operating assets and liabilities.

During the six months ended June 30, 2003, net cash provided by investing activities was $6.0 million, with income from joint ventures of $11.4 million offset by capital expenditures of $4.6 million.

During the six months ended June 30, 2003, net cash used in financing activities was $17.6 million. Cash used in financing activities was primarily the result of payments of $19.8 million on our financing facility with Merrill Lynch Mortgage Capital, Inc.

We currently anticipate spending approximately $5.5 million for real estate and development costs at existing resort locations during the remainder of 2003. We plan to fund these expenditures with cash generated from operations and borrowings under our financing facility. We believe that, with respect to our current operations, cash generated from operations and future borrowings will be sufficient to meet our working capital and capital expenditure needs through the end of 2003. If these are not sufficient, we have the ability to adjust our spending on real estate and development costs.

The allowance for loan losses at June 30, 2003 was $28.9 million, or 14.2% of the gross mortgages and contracts receivable outstanding at that date. We believe the allowance is adequate. However, if the amount of mortgages and contracts receivable that is ultimately written-off materially exceeds the related allowances, our business, results of operations and financial condition could be adversely affected.

Our plan for meeting our liquidity needs may be affected by, but not limited to, the following: demand for our product, our ability to borrow funds under our current financing arrangements, an increase in prepayment speeds and default rates on our mortgages and contracts receivable, deterioration of economic conditions, war or terrorist activities affecting the travel and tourism industry and limitations on our ability to conduct marketing activities.

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

Recent economic forecasts suggest continued higher level of prepayment rates versus that evidenced historically. Further, trends in our portfolio in the past eighteen months indicate increased prepayment rates over historical amounts. To the extent that mortgages receivable are paid off prior to their contractual maturity at a rate more rapid than we have estimated, the fair value of our residual interests will be impacted.

At June 30, 2003, our U.S. operations had approximately 21,500 Vacation Intervals available for sale or lease, our Sunterra Pacific operations had approximately 42,800 points available, which are equivalent to approximately 400 Vacation Intervals, and our European operations had approximately 472,000 points available, which are equivalent to approximately 8,400 Vacation Intervals. With the completion of current projects in progress, the acquisition of new resorts and the expansion of existing resorts, we believe we will have an adequate supply of Vacation Intervals available to meet our planned growth through the early part of 2005.

Corporate Finance

On average, we finance approximately 62% of domestic Vacation Interest revenues. Accordingly, we do not generate sufficient cash from sales to provide the necessary capital to pay the costs of developing additional resorts and to replenish working capital. We believe that revenues, together with amounts available under our financing facility, will be sufficient to fund operations.

Under the terms of our financing facility, we obtained a two-year senior asset-based non-amortizing revolving credit facility in the amount of $300 million. The availability of borrowings under our financing facility is based on the amount of eligible mortgages receivable, the value of eligible capitalized Real Estate and Development Costs (Vacation Interests inventory) and the value of certain real property and other assets. Our financing facility is secured by a first priority lien on the mortgages receivable and capitalized Real Estate and Development Costs (Vacation Interests inventory), as well as certain real property and other of our assets, subject to certain exceptions. Borrowings under our financing facility bear interest at an annual rate equal to one month LIBOR plus 3%, 5%, or 7%, depending on the type of assets collateralizing various advances. In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of our financing facility, we issued a warrant exercisable for 1,190,148 shares of our common stock at an exercise price of $15.25 per share, subject to adjustment under certain anti-dilution provisions of the warrant. Also, we will pay an unused commitment fee of 0.25% per annum on the excess availability under the credit facility. Availability under our financing facility at June 30, 2003 was $52.8 million.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Our total revenues denominated in a currency other than U.S. dollars for the six months ended June 30, 2003, primarily revenues derived from the United Kingdom, were approximately $50.8 million, or 35.7% of total revenues. Our net assets maintained in a functional currency other than U.S. dollars at June 30, 2003, which were primarily assets located in Western Europe, were approximately 15.9% of total net assets. The effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets.

Interest Rate Risk

As of June 30, 2003, we had floating interest rate debt of approximately $220.7 million, comprised of amounts outstanding under the Merrill Lynch Financing Facility. The floating interest rate on our financing facility is based upon the prevailing LIBOR rate and interest rate changes can impact earnings and operating cash flows. A change in interest rates of one percent on the balance outstanding at June 30, 2003 would cause a change in interest expense of approximately $0.6 million for the quarter.

ITEM 4—CONTROLS AND PROCEDURES

As required by Rule 13a-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1933 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial report. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are subject to various legal claims and actions. In the opinion of management, taking into account the effect of the plan of reorganization, any liability arising from or relating to these claims, or other claims under the plan, should not materially and adversely affect us, with the possible exception of the matters described in Part I, Item 3 of the Company’s December 31, 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 10, 2003, the Company held its Annual Meeting of Shareholders. The matters on which the shareholders voted, in person or by proxy, were:

1.	The election of six directors for terms expiring on the date of the 2004 Annual Shareholders Meeting;

2.	The ratification of the appointment of Grant Thornton LLP as independent auditors of the Company for the fiscal year ending December 31, 2003; and

3.	The approval of the Sunterra Corporation 2002 Stock Option Plan.

The six nominees were elected, the ratification of the appointment of the independent auditors was approved, and the Sunterra Corporation 2002 Stock Option Plan was also approved, all by a majority of the shareholders. The results of the voting were as follows:

Election of Directors:

Director Nominee	Votes For	Votes Against	Votes Withheld
Nicholas J. Benson	17,501,831	—	20,237
David Gubbay	16,760,183	—	761,885
Joseph Jacobs	17,501,831	—	20,237
Frederick Simon	17,501,831	—	20,237
Bradford T. Whitmore	17,501,831	—	20,237
Charles F. Willes	17,501,831	—	20,237

Approval of the Sunterra Corporation 2002 Stock Option Plan:

Votes For	Votes Against	Votes Withheld
11,829,577	1,884,029	29

Ratification of Appointment of Independent Auditors:

Votes For	Votes Against	Votes Withheld
17,521,990	49	29

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

The following exhibits are filed herewith or, where so indicated, incorporated by reference to the documents indicated in parentheses, which have been previously filed with the Securities and Exchange Commission.

No.	Description

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

10.1

Second Amendment, dated as of May 9, 2002, to Financing Agreement dated as of April 20, 2001 among Sunterra Corporation, certain affiliates of Sunterra Corporation and Greenwich Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: May 9, 2002))

10.2

Third Amendment, dated as of September 6, 2002, to Financing Agreement dated as of April 20, 2001 among Sunterra Corporation, certain affiliates of Sunterra Corporation and Greenwich Capital Markets, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (date of event: June 12, 2002))

10.3

Confirmation Order, dated June 20, 2002, of the Bankruptcy Court (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed June 28, 2002)

10.4

Loan Agreement, dated as of July 29, 2002, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders parties thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.5

Warrant Agreement, dated as of July 29, 2002, by and between Sunterra Corporation and Merrill Lynch Mortgage Capital, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.6	Sunterra Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.7

Warrant Agreement, dated as of July 29, 2002, by and between Sunterra Corporation and Mellon Investor Services LLC, as warrant agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.8

Registration Rights Agreement, dated as of July 29, 2002, by and among Sunterra Corporation, Merrill Lynch Mortgage Capital, Inc. and certain initial holders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.9

Amended and Restated Employment Agreement dated as of November 19, 2001 between Sunterra Corporation and Nicholas Benson (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on For 8-K (date of event: January 25, 2002))

10.10

Employment Agreement dated as September 9, 2002 between Sunterra Corporation and Steven E. West (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on For 10-Q filed November 14, 2002)

10.11

Employment Agreement dated as May 21, 2001 between Sunterra Corporation and Andrew Gennuso (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on For 10-K for the year ended December 31, 2001 filed June 28, 2002)

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.    Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTERRA CORPORATION

By:	/s/ CORAL M. HANSEN
Coral M. Hansen Vice President and Corporate Controller (Chief Accounting Officer)

Dated: August 12, 2003