Form 10-Q
period 2003-09-30
SUNTERRA CORP
filed 2003-11-14
CIK 1016577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

001-13815

Commission File Number

SUNTERRA CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	95-4582157
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

3865 W. Cheyenne Ave.

North Las Vegas, NV 89032

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

Number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at November 8, 2003: 18,045,077

SUNTERRA CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

References to “Predecessor” refer to the Company through July 31, 2002. References to “Successor” refer to the Company on and after August 1, 2002.

* * * * *

The accompanying unaudited consolidated financial statements of Sunterra Corporation and consolidated subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2002, subject to certain reclassifications discussed in the footnotes to the interim accompanying consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The accompanying consolidated financial statements should be reviewed in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this report. Operating results for the three months and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003, TWO MONTHS ENDED

SEPTEMBER 30, 2002 AND ONE MONTH ENDED JULY 31, 2002

(Amounts in thousands except per share data)

(Unaudited)

	Successor	Successor	Predecessor
	Three months ended September 30, 2003	Two months ended September 30, 2002	One month ended July 31, 2002
Revenues:
Vacation Interest	$63,794	$36,771	$18,082
Resort rental	1,585	1,528	1,562
Management services	8,481	5,241	2,290
Interest	6,282	5,096	2,315
Other	5,911	5,942	2,317

Total revenues	86,053	54,578	26,566

Costs and Operating Expenses:
Vacation Interest cost of sales	11,839	8,211	3,864
Advertising, sales and marketing	32,647	22,263	10,948
Maintenance fee and subsidy	3,466	1,285	2,580
Provision for doubtful accounts and loan losses	2,126	989	1,144
Loan portfolio	2,767	2,200	1,370
General and administrative	17,465	15,056	7,234
Depreciation and amortization	2,746	1,862	1,042
Interest (a)	6,875	3,942	1,027
Reorganization, net (b)	(497)	4,892	(338,024)
Restructuring	17	1,196	380
Impairment of assets	1,400	—	—

Total costs and operating expenses	80,851	61,896	(308,435)

Income from investments in joint ventures	1,068	975	470

Income (loss) before provision for income taxes	6,270	(6,343)	335,471
Provision for income taxes	1,991	1,376	420

Net income (loss)	$4,279	$(7,719)	$335,051

Income (loss) per share:
Basic and diluted	$0.21	$(0.39)

Weighted average number of common shares outstanding	20,000	20,000

(a)	Interest expense for the three months ended September 30, 2003 is comprised of contractual interest of $7,145, net of capitalized interest of $270. For the two months ended September 30, 2002, interest expense is comprised of contractual interest of $3,967, net of capitalized interest of $25. For the month ended July 31, 2002, interest expense is comprised of contractual interest of $4,401, net of unaccrued interest of $3,358 and capitalized interest of $16.

(b)	Reorganization, net for the month ended July 31, 2002 includes gains of cancellation of debt of $239.2 million and fresh start adjustments of $112.7 million.

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003, TWO MONTHS ENDED

SEPTEMBER 30, 2002 AND SEVEN MONTHS ENDED JULY 31, 2002

(Amounts in thousands except per share data)

(Unaudited)

	Successor	Successor	Predecessor
	Nine months ended September 30, 2003	Two months ended September 30, 2002	Seven months ended July 31, 2002
Revenues:
Vacation Interest	$160,690	$36,771	$100,250
Resort rental	7,335	1,528	8,414
Management services	22,491	5,241	17,122
Interest	18,789	5,096	16,677
Other	19,097	5,942	15,508

Total revenues	228,402	54,578	157,971

Costs and Operating Expenses:
Vacation Interest cost of sales	29,711	8,211	21,426
Advertising, sales and marketing	90,631	22,263	64,077
Maintenance fee and subsidy	10,309	1,285	7,671
Provision for doubtful accounts and loan losses	3,832	989	4,091
Loan portfolio	8,124	2,200	7,839
General and administrative	52,426	15,056	45,028
Depreciation and amortization	8,406	1,862	7,871
Interest (a)	18,529	3,942	9,163
Reorganization, net (b)	(664)	4,892	(332,611)
Restructuring	1,008	1,196	1,045
Impairment of assets	1,400	—	—

Total costs and operating expenses	223,712	61,896	(164,400)

Income from investments in joint ventures	2,475	975	2,640

Income (loss) before provision for income taxes	7,165	(6,343)	325,011
Provision for income taxes	4,383	1,376	3,026

Net income (loss)	$2,782	$(7,719)	$321,985

Income (loss) per share:
Basic and diluted	$0.14	$(0.39)

Weighted average number of common shares outstanding	20,000	20,000

(a)	Interest expense for the nine months ended September 30, 2003 is comprised of contractual interest of $18,799, net of capitalized interest of $270. Interest expense for the two months ended September 30, 2002 is comprised of contractual interest of $3,967, net of capitalized interest of $25. For the seven months ended July 31, 2002, interest expenses is comprised of contractual interest of $32,971, net of unaccrued interest of $23,558 and capitalized interest of $250.

(b)	Reorganization, net for the seven months ended July 31, 2002 includes gains of cancellation of debt of $253.9 million and fresh start adjustments of $112.7 million.

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

(Amounts in thousands except per share data)

(Unaudited)

	Successor
	2003	2002
ASSETS

Cash and cash equivalents	$25,249	$22,960
Cash in escrow and restricted cash	46,902	50,999
Mortgages and contracts receivable, net	177,215	180,588
Retained interests in mortgages and contracts receivable sold	19,063	18,089
Due from related parties	5,750	1,840
Other receivables, net	26,036	19,754
Prepaid expenses and other assets	41,285	36,331
Assets held for sale	2,289	14,038
Investment in joint ventures	20,950	30,503
Real estate and development costs, net	126,602	133,676
Property and equipment, net	70,541	69,162
Intangible and other assets, net	153,915	154,312

Total assets	$715,797	$732,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

Borrowings under line of credit agreements	$227,010	$240,065
Accounts payable	8,409	12,502
Accrued liabilities	84,519	85,635
Income taxes payable	4,354	5,922
Deferred revenue	96,783	99,666
Notes payable	4,640	4,136

Total liabilities	425,715	447,926

Commitments and contingencies

Stockholders’ equity
Common stock ($0.01 par value, 30,000 shares authorized; 18,045 outstanding at September 30, 2003 and December 31, 2002)	180	180
Additional paid-in capital	296,714	296,714
Accumulated deficit	(11,541)	(14,323)
Accumulated other comprehensive income	4,729	1,755

Total stockholders’ equity	290,082	284,326

Total liabilities and stockholders’ equity	$715,797	$732,252

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003, TWO MONTHS ENDED

SEPTEMBER 30, 2002 AND SEVEN MONTHS ENDED JULY 31, 2002

(Amounts in thousands)

(Unaudited)

	Successor	Successor	Predecessor
	Nine months ended September 30, 2003	Two months ended September 30, 2002	Seven months ended July 31, 2002
Operating activities:
Net income (loss)	$2,782	$(7,719)	$321,985
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,406	1,862	7,871
Provision for doubtful accounts and loan losses	3,832	989	4,091
Amortization of capitalized loan origination costs and portfolio premiums	1,857	130	395
Amortization of capitalized financing costs	7,426	1,435	1,520
Gain on settlement of debt	—	—	(34,563)
Gain on cancellation of debt	—	—	(232,697)
Fresh start adjustments	—	—	(112,742)
Income from investment in joint ventures	(2,475)	(975)	(2,640)
Gain on sales of property and equipment	(681)	(10)	(4,165)
Deferred income taxes	(22)	(1)	(522)
Changes in retained interests in mortgages and contracts receivable sold	(974)	(560)	(980)
Impairment of assets	1,400	—	—
Changes in operating assets and liabilities:
Cash in escrow and restricted cash	5,304	7,525	48,934
Mortgages and contracts receivable	(2,256)	(2,252)	2,197
Due from related parties	(3,907)	(1,892)	5,858
Other receivables, net	(3,853)	1,635	1,763
Prepaid expenses and other assets	(7,801)	(631)	(6,997)
Real estate and development costs, net	15,539	8,907	6,128
Deferred revenue	(2,703)	(2,001)	9,946
Liabilities not subject to compromise:
Accounts payable	(4,217)	(3,882)	4,250
Accrued liabilities	(3,441)	(16,628)	10,503
Income taxes payable	(1,909)	129	850
Liabilities subject to compromise	—	—	(2,043)

Net cash provided by (used in) operating activities	12,307	(13,939)	28,942

Investing activities:
Proceeds from sale of assets	270	7,245	(10)
Capital expenditures	(5,724)	(6,960)	(7,342)
Decrease in intangible and other assets	(1,061)	(4)	(5,713)
Investment in joint ventures	12,028	4	1,240

Net cash provided by (used in) investing activities	5,513	285	(11,825)

Financing activities:
Borrowings under debtor-in-possession financing agreement	—	—	101,895
Borrowings under exit facility	11,004	10,000	193,877
Payments of debt issuance costs	(4,500)	—	(8,936)
Proceeds from notes payable	7,189	2,962	2,847
Payments of accrued interest on settlement of debt	—	—	(15,058)
Payments on debtor-in-possession financing agreement		—	(170,206)
Payments on exit facility	(24,059)	—	—
Payments on notes payable	(5,959)	(5,417)	(11,351)
Payments on exit facility	—	—	(110,924)

Net cash (used in) provided by financing activities	(16,325)	7,545	(17,856)

			(Continued )

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003, TWO MONTHS ENDED SEPTEMBER 30, 2002 AND

SEVEN MONTHS ENDED JULY 31, 2002

(Amounts in thousands)

(Unaudited)

	Successor	Successor	Predecessor
	Nine Months ended September 30, 2003	Two months ended September 30, 2002	Seven months ended July 31, 2002
Effect of changes in exchange rates	794	(189)	1,532

Net increase (decrease) in cash and cash equivalents	2,289	(6,298)	793
Cash and cash equivalents, beginning of period	22,960	28,000	27,207

Cash and cash equivalents, end of period	$25,249	$21,702	$28,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$11,277	$12,518	$13,602
Cash paid for taxes, net of tax refunds	$6,209	$1,311	$3,091

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets Held For Sale reclassified to Real Estate and Development Costs	$7,620	$—	$—
Assets Held For Sale reclassified to Property and Equipment	$3,146	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(Unaudited)

1.	BUSINESS AND BASIS OF PRESENTATION

Business

Sunterra Corporation (together with its wholly owned subsidiaries hereafter referred to as “Sunterra” or the “Company”) was formed in 1996 under the name Signature Resorts, Inc., acquiring a number of resort companies through the consummation of an initial public offering in August 1996. Today headquartered in North Las Vegas, Nevada, Sunterra is one of the largest independent vacation ownership companies in the world, with resort locations in the continental United States, Europe, the Caribbean, Hawaii and Mexico.

The operations of Sunterra include (i) marketing and selling vacation ownership interests at its locations and off-site sales centers, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity (“Vacation Intervals”), and vacation points which may be redeemed for occupancy rights, for varying lengths of stay, at participating resort locations (“Vacation Points”, and together with Vacation Intervals, “Vacation Interests”), both of which generally include a deeded, fee-simple interest in a particular unit, (ii) marketing and selling vacation points representing a beneficial interest in a trust which holds title to vacation property real estate for the benefit of purchases of those points, (iii) leasing Vacation Intervals at certain Caribbean locations, (iv) acquiring, developing, and operating vacation ownership resorts, (v) providing consumer financing to individual purchasers for the purchase of Vacation Interests at its resort locations and off-site sales centers, and (vi) providing resort rental management and maintenance services to vacation ownership resorts, for which the Company receives fees paid by the resorts’ homeowners’ associations.

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

A disclosure statement for a proposed plan of reorganization (the “Plan of Reorganization” or “Plan”) was approved by order of the U.S. Bankruptcy Court for the District of Maryland (“Bankruptcy Court”) entered on April 25, 2002, and the Plan of Reorganization and disclosure statement were mailed to creditors on or about May 14, 2002. The Plan received the requisite votes of creditor interests, and the Bankruptcy Court confirmed the Plan by an order entered on June 21, 2002. According to the terms of the Plan, it became effective when certain conditions, as set forth in the Plan, were either satisfied or waived by the Official Committee of Unsecured Creditors. The conditions to the effectiveness of the Plan were fulfilled on July 29, 2002 and the Debtor Entities emerged from their Chapter 11 proceedings on that date.

As a result of adopting fresh-start reporting upon emerging from Chapter 11 status, the Company’s financial statements for periods after July 31, 2002 (the date of emergence for accounting purposes) are not comparable with those prepared for periods prior to and including July 31, 2002, including the historical consolidated financial statements included herein, and as such, share amounts and data are not presented for periods prior to August 1, 2002.

References to “Predecessor” refer to the Company through July 31, 2002. References to “Successor” refer to the Company on and after August 1, 2002.

Restatement of 2003 Quarterly Results

The Company revised the amount of maintenance fee and subsidy expense liabilities owed to homeowners’ associations in connection with unsold Vacation Interests at vacation ownership resorts. The amount previously reported by the Company understated the maintenance fee and subsidy expenses and the related accrued liability in the first and second quarters of 2003 by $518 and $612, respectively.

	As of and Three Months Ended March 31, 2003		As of and Three Months Ended June 30, 2003		As of and Six Months Ended June 30, 2003
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Maintenance fee and subsidy expenses	$2,727	$3,245	$2,986	$3,598	$5,713	$6,843

Total costs and operating expenses	$69,620	$70,138	$72,111	$72,723	$141,731	$142,861

Income (loss) before provision for income taxes	$(5,498)	$(6,016)	$7,523	$6,911	$2,025	$(895)

Net income (loss)	$(6,162)	$(6,680)	$5,795	$5,183	$(367)	$(1,497)

Net income (loss) per share — Basic and Diluted	$(0.31)	$(0.33)	$0.29	$0.26	$(0.02)	$(0.07)

Accrued liabilities	$91,927	$92,445	$89,095	$90,225	$89,095	$90,225

Total liabilities	$438,509	$439,027	$430,818	$431,948	$430,818	$431,948

Accumulated deficit	$(20,485)	$(21,003)	$(14,689)	$(15,819)	$(14,689)	$(15,819)

Total stockholders’ equity	$277,183	276,665	$286,041	$284,911	$286,041	$284,911

2.	SIGNIFICANT ACCOUNTING POLICIES

Reference to Annual Report on Form 10-K

These consolidated financial statements were prepared using the requirements outlined by the Securities and Exchange Commission (“SEC”) for preparation of interim financial statements. It is presumed that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote disclosures that would substantially duplicate the disclosure contained in the most recent annual report to security holders or latest audited financial statements, such as a statement of significant accounting policies and practices, details of accounts which have not changed significantly in amount or composition since the end of the most recently completed fiscal year may

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be omitted. Please review the accompanying financial statements in conjunction with the accounting policies and detailed disclosures contained in our Annual Report on Form 10-K, filed with the SEC on April 15, 2003, as well as all the financial information contained in interim and other reports filed with the SEC after that date.

Principles of Consolidation

The accompanying consolidated financial statements represent the financial position, results of operations and cash flows of Sunterra and its majority-owned subsidiaries. The equity method of accounting is used when the Company has a 20% to 50% interest in other entities, except for variable interest entities for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of these entities. The Company currently is a minority partner in two joint ventures, which are discussed in Note 14. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company in preparation of its consolidated financial statements include: (i) mortgages and contracts receivable allowance for loan and contract losses, (ii) valuation of retained interests in mortgages and contracts receivable sold, (iii) estimated net realizable value of assets held for sale, (iv) future sales plans used to allocate certain real estate and development costs to cost of vacation interest revenue under the relative sales value method, and (v) impairment of long-lived assets. Actual results could differ from those estimates.

Income (Loss) per Share

As of July 31, 2002, the effective date of the Plan for accounting purposes, all previously outstanding equity securities of the Company were cancelled under the provisions of the plan.

In connection with implementation of the Plan, 18,045,077 shares of the Successor entity’s common stock were issued during 2002. Additionally, a distribution of 1,954,923 shares of the Successor entity’s common stock will be made to pre-petition general unsecured creditors on a pro rata basis for no cash consideration. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, shares of common stock to be issued to the pre-petition general unsecured creditors were considered to be outstanding as of the date of emergence from bankruptcy and included in the computation of income (loss) per share of the Successor entity. No earnings per share calculations are shown for periods prior to the distribution of the Successor entity’s common stock, since the information is not comparable with the Successor entity.

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the nine months ended September 30, 2003 and the two months ended September 30, 2002, 1,790,148 shares attributable to the exercise of outstanding warrants were excluded from the calculation of diluted income (loss) per share because the exercise price of the warrants exceeded the average price of the Successor entity’s common stock. For the nine months ended September 30, 2003, 1,382,821 shares of the Successor entity’s common stock attributable to the exercise of outstanding options under the Sunterra Corporation 2002 Stock Option Plan were excluded from the calculation of diluted income (loss) per share as the exercise price of the warrants exceeded the average price of the Company’s common stock.

Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This pronouncement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under the Company’s plan are granted with an exercise price equal to the fair market value on the date of the grant. The following table presents the Company’s net income (loss) and the pro forma

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income (loss) per share had the Company adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation (in thousands, except per share data). No earnings per share calculations are shown for periods prior and including July 31, 2002, as the information is not comparable with the Successor entity.

	Successor	Successor	Predecessor
	Three months ended September 30, 2003	Two months ended September 30, 2002	Month ended July 31, 2002
Net income (loss), as reported	$4,279	$(7,719)	$335,051
Add: Stock-based employee compensation cost, included in reported net income (loss), net of related tax effects	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,395)	—	—

Pro forma net income (loss)	$2,884	$(7,719)	$335,051

Basic and diluted net income (loss) per share, as reported	$0.21	$(0.39)
Basic and diluted net income (loss) per share, pro forma	$0.14	$(0.39)

As noted in the “Income (Loss) Per Share” paragraph above, the Company has also issued warrants for the purchase of 1,790,148 of Successor entity’s common stock to non-employees in connection with the Plan (see). The Company accounts for these issuances under SFAS No. 123 and related interpretations, which utilizes a fair-value method of accounting. The Company used the following assumptions in estimating the fair value of these warrants: expected life-5 years; interest rate—3.81%; expected dividends—$0; volatility—50%.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Successor	Successor	Predecessor
	Nine months ended September 30, 2003	Two months Ended September 30, 2002	Seven months ended July 31, 2002
Net income (loss), as reported	$2,782	$(7,719)	$321,985
Add: Stock-based employee compensation cost, included in reported net income (loss), net of related tax effects	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,214)	—	—

Pro forma net income (loss)	$568	$(7,719)	$321,985

Basic and diluted net income (loss) per share, as reported	$0.14	$(0.39)
Basic and diluted net income (loss) per share, pro forma	$0.03	$(0.39)

Foreign Currency Translation

Assets and liabilities in foreign locations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss is shown as a translation adjustment and is included in other comprehensive income (loss) in stockholders’ equity (deficiency). Gains and losses from foreign currency transactions are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency transactions in the nine months ended September 30, 2003 or 2002.

New Accounting Standards

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of Statement 150 as of July 1, 2003 did not and is not expected to have a material impact on its consolidated financial statements.

The Accounting Standards Executive Committee of the AICPA issued a proposed SOP, Accounting for Real Estate Time-Sharing Transactions, and the FASB issued a proposed Statement, Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67, simultaneously for public comment in February 2003. The proposed Statement would amend other authoritative pronouncements should the proposed SOP be issued as final. The proposed SOP would eliminate inconsistencies in existing authoritative literature and accepted practices and fill voids that have emerged in revenue recognition guidance in recent years by providing guidance on a seller’s accounting for real estate time-sharing transactions including criteria for and methods of revenue recognition, accounting for selling costs, accounting for credit losses, accounting for repossession of vacation ownership intervals, accounting for operations during interval holding periods, accounting for developer subsidies to interval homeowners’ associations and accounting for upgrade transactions. The comment periods for both the proposed SOP and the proposed Statement concluded on April 30, 2003. The provisions of this proposed SOP and statement would be effective for financial statements issued for fiscal years beginning after June 15, 2004. It is not possible to determine at this time the impact the conclusions, when they are finalized, may have on the consolidated financial statements of the Company.

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassifications

Certain reclassifications were made to the 2002 consolidated financial statements to conform to the 2003 presentation, including but not limited to the reclassifications of Vacation Interest Lease revenues at the Company’s St. Maarten resorts described in Note 3.

3.	ST. MAARTEN TRANSACTIONS

Leases of Vacation Interests

The Company owns and operates two resorts in St. Maarten, Netherlands Antilles. The Company conveys Vacation Interests in these resorts under long-term-leases for a period of ninety-nine years at one resort, and at the other, a term expiring in 2050 and subject to extension for an aggregate term not to exceed ninety-nine years.

These leases are deemed to be operating leases under current accounting pronouncements. As such, the sales value of the related Vacation Interests are recorded as deferred revenue at the date of execution of each transaction and amortized on a straight-line basis over the term of the related lease agreement. The unamortized balance of the sales value is included within the caption “Deferred revenues” on the accompanying consolidated balance sheets. The direct sales and marketing costs of these transactions are also deferred and amortized on a straight-line basis over the term of the related lease agreement. The unamortized balance of the direct sales and marketing costs are included within the caption “Prepaid expenses and other assets” on the accompanying consolidated balance sheets.

On a monthly basis, the Company recognizes a portion of the deferred revenue relating to these leases and includes this within the amounts captioned “Vacation Interest revenue” on the accompanying consolidated statements of operations. Likewise, the Company recognizes a portion of the deferred marketing and leasing expenses on a monthly basis and includes this expense within the amounts captioned “Advertising, Sales and Marketing expenses” on the accompanying consolidated statements of operations.

Current accounting guidance requires the related hard and soft construction costs of these Vacation Interests to be included within the caption “Property and Equipment” on the accompanying consolidated balance sheets and depreciated following the Company’s normal depreciation policies. At our other resorts, the Company capitalizes all of the hard and soft construction costs within the caption “Real Estate and Development Costs, Net,” and is allocated to Vacation Interests cost of sales on the relative sales value method.

Similar to the mortgage financing issued to purchasers of Vacation Interests at the Company’s other resorts, the Company issues lease financing contracts to lessees of Vacation Interests at the St. Maarten resorts, subject to underwriting criteria. When a borrower under such a contract defaults, the Company cancels the loan agreement and the difference between the cash payments made on the financing agreement and the amount of Vacation Interest revenue recognized on the related lease is immediately recognized as Vacation Interest revenue.

The balances relating to the Company’s leasing activities at two St. Maarten resorts are summarized below.

The following table summarizes the amounts on the accompanying consolidated balance sheets relating to the items discussed above, as of the end of the reported periods:

	September 30, 2003	December 31, 2002
Prepaid expenses and other assets	$11,642	$11,753

Property and equipment (recorded cost)	$16,479	$16,464
Accumulated depreciation	(837)	(631)

Property and equipment, net	$15,642	$15,833

Deferred revenue	$77,614	$74,930

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarized the amounts recognized in our consolidated statements of operations relating to the deferred items discussed above, for the three-month and nine-month periods reported on:

	Successor	Successor	Predecessor
	Three months ended September 30, 2003	Two months ended September 30, 2002	Month ended July 31, 2002
Vacation Interest revenue	$1,133	$681	$341
Advertising, sales and marketing costs	170	102	51

	Successor	Successor	Predecessor
	Nine months ended September 30, 2003	Two months ended September 30, 2002	Seven months ended July 31, 2002
Vacation Interest revenue	$2,903	$681	$1,217
Advertising, sales and marketing costs	435	102	183

Homeowners’ Association Transactions

In our capacity as the homeowners’ association for these resorts, we collect maintenance fees from the lessees, which are accrued as earned, generally over a twelve-month period. The homeowners’ association will also periodically bill the lessees for capital projects assessments to repair and replace the amenities of these resorts, as well as special assessments to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are recognized as income by the reserve funds of the homeowners’ association during the period in which they are assessed.

In previously issued financial statements, the Company’s consolidated statements of operations included the line items “Vacation Interest sales,” representing sales of Vacation Interests on an accrual basis, and “Vacation Interest lease revenue” which was comprised of transactions relating to these two St. Maarten resorts. Both the leasing of Vacation Interests and the homeowners’ association transactions for these two resorts were included within that caption. The line items “Vacation Interest lease revenue” and “Vacation Interest sales” have been removed and the components thereof reclassified. Sales of Vacation Interests under the accrual method and lease revenue recognized on the St. Maarten leases now comprise the caption “Vacation Interest revenue,” and revenues from the Company’s activities as the homeowners’ association of these St. Maarten resorts are now included in the caption “Management services revenue” on the accompanying consolidated statements of operations.

The table below shows the dollar amounts of these components for the periods reported in the accompanying consolidated statements of operations under the current presentation method and the combined “Vacation Interest lease revenue” presentation utilized by the Company prior to June 30, 2003:

	Successor	Successor	Predecessor
	Three months ended September 30, 2003	Two months ended September 30, 2002	Month ended July 31, 2002
Long-term lease revenue	$1,133	$681	$341
Homeowners association revenue	2,426	2,191	617

Total formerly classified as Vacation Interest lease revenue	$3,559	$2,872	$958

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Successor	Successor	Predecessor
	Nine months ended September 30, 2003	Two months ended September 30, 2002	Seven months ended July 31, 2002
Long-term lease revenue	$2,903	$681	$1,217
Homeowners association revenue	7,181	2,191	4,407

Total formerly classified as Vacation Interest lease revenue	$10,084	$2,872	$5,624

4.	MORTGAGES AND CONTRACTS RECEIVABLE, NET

Mortgages and contracts receivable are recorded at amortized cost, including deferred loan and contract origination costs, less the related allowance for loan and contract losses. The loan and contract origination costs incurred in connection with providing financing for Vacation Interests sold have been capitalized and are being amortized over the term of the mortgages or contracts receivable as an adjustment to interest income on mortgages and contracts receivable using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest income was $(0.1) million and $0.2 million for the three months ended September 30, 2003 and 2002, respectively and was $0.2 million and $0.5 million for the nine months ended September 30, 2003 and 2002, respectively.

The Company recorded a premium in fresh-start accounting on mortgages and contracts receivable of $10.3 million, which will be amortized over the life of the related mortgages and contracts receivable portfolio. During the three months and nine months ended September 30, 2003 the Company amortized $0.6 million and $1.7 million, respectively, of this premium. The Company did not amortize any portion of the premium during the two months ended September 30, 2002, nor the one month or seven months ended July 31, 2002, as the premium was not recorded until October 2002.

The Company provides for estimated mortgages and contracts receivable cancellations and defaults at the time the Vacation Interest revenues are recorded by a charge to operations and an increase in the allowance for loan losses. The Company periodically performs an analysis of factors such as economic conditions and industry trends, defaults, past due agings and historical write-offs of mortgages and contracts receivable to evaluate the adequacy of the allowance for loan losses.

The Company’s allowance for mortgages and contracts receivable includes both an amount related to receivables that existed at July 31, 2002, and an amount that relates to receivables generated subsequent to such date. The Company’s evaluation of the adequacy of the allowance in periods subsequent to such date will consider each of these portfolios separately. Future charge-offs and recoveries will be applied directly to each portfolio’s respective allowance.

The Company charges off mortgages and contracts receivable upon default on the first scheduled principal and interest payment or 180 days of contractual delinquency. Vacation Interests recovered on defaulted mortgages receivable are recorded in real estate and development costs and as a reduction of loan charge-offs at the historical cost of Vacation Interests at the respective property. All collection and foreclosure costs are expensed as incurred.

The following summarizes the Company’s total mortgages and contracts receivable, net as of the dates on the accompanying consolidated financial statements:

	Successor
	September 30, 2003	December 31, 2002
Mortgages and contracts receivable	$193,929	$199,193
Deferred loan origination costs, net	4,355	4,556
Premium on mortgages and contracts receivable, net	7,576	9,233

Mortgages and contracts receivable, gross	205,860	212,982
Less allowance for loan and contract losses	(28,645)	(32,394)

Mortgages and contracts receivable, net	$177,215	$180,588

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is as follows:

	Successor	Successor	Predecessor
	Three months ended September 30, 2003	Two months ended September 30, 2002	Month ended July 31, 2002
Balance, beginning of period	$28,886	$32,526	$32,737
Provision for loan and contract losses	2,812	985	558
Receivables charged off, net	(3,053)	(1,434)	(769)

Balance, end of period	$28,645	$32,077	$32,526

	Successor	Successor	Predecessor
	Nine months ended September 30, 2003	Two months ended September 30, 2002	Seven months ended July 31, 2002
Balance, beginning of period	$32,394	$32,526	$36,206
Provision for loan and contract losses	4,372	985	3,137
Receivables charged off, net	(8,121)	(1,434)	(6,817)

Balance, end of period	$28,645	$32,077	$32,526

5.	REAL ESTATE AND DEVELOPMENT COSTS, NET

Real estate and development costs are valued at the lower of cost or fair value. Development costs include both hard and soft construction costs and, together with real estate costs, are allocated to Vacation Interests. Interest, taxes and other carrying costs incurred during the construction period are capitalized while such costs incurred on completed Vacation Interest inventory are expensed. Costs are allocated to units sold on the relative sales value method. Real estate and development costs also include the value of Vacation Interests collateralizing delinquent mortgages and contracts receivable that have been charged off in which the Company does not yet hold title pending completion of the foreclosure process. Real estate and development costs consist of the following as of the dates on the accompanying consolidated financial statements:

	Successor
	September 30, 2003	December 31, 2002
Development costs of Vacation Interests, net	$123,652	$125,545
Interests recoverable under defaulted mortgages	2,950	8,131

Real estate and development costs, net	$126,602	$133,676

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	INTANGIBLE ASSETS, NET

In conjunction with emergence from bankruptcy, the Company recognized $154.0 million as reorganization value in excess of amounts allocable to identifiable assets—goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the excess reorganization value is assumed to have an indefinite useful life and will not be amortized. The excess reorganization value will be tested for impairment at least annually as specified in SFAS No. 142. The remainder of the balance in intangible assets, net represents the unamortized cost relating to certain intellectual property, namely trademarks.

Intangible assets, net consists of the following as of the dates on the accompanying financial statements:

	Successor
	September 30, 2003	December 31, 2002
Reorganization value in excess of amounts allocable to identifiable assets—goodwill	$153,831	$154,039
Trademarks	376	376

	154,207	154,415
Accumulated amortization	(292)	(103)

Intangible assets, net	$153,915	$154,312

7.	BORROWINGS UNDER LINE OF CREDIT AGREEMENT

On July 29, 2002, the Company entered into a two-year agreement for a $300 million senior secured exit and working capital credit facility (“Exit Facility”) and the Company emerged from Chapter 11. The proceeds of the Exit Facility were to be used to pay amounts payable in connection with consummation of the Plan, provide mortgage receivable and other working capital financing to the Company and to pay fees and expenses related to the Exit Facility. A portion of proceeds from the initial funding drawn on the Exit Facility was used to pay off amounts outstanding under the Debtor Entities’ DIP facility (“DIP Loan”).

At September 30, 2003, availability of borrowings under the Exit Facility was $37.0 million. The availability of borrowings under the Exit Facility is based on the amount of eligible mortgages receivable, the value of eligible Vacation Interests inventory and the value of certain real property and other assets. The Exit Facility is secured by a first priority lien on the mortgages receivable and Vacation Interests inventory, as well as certain real property and other assets of the Company, subject to certain exceptions. Borrowings under the Exit Facility bear interest at an annual rate equal to one month LIBOR plus 3%, or 7%, depending on the type of asset collateralizing various advances; the weighted average interest rate of these borrowings at September 30, 2003, was 4.75% per annum.

In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of the Exit Facility and an anniversary fee of 1.5% due on the anniversary of the initial borrowing, the Company issued a warrant exercisable for 1,190,148 shares of Successor common stock at an exercise price of $15.25 per share (the deemed value of the shares), subject to adjustment under certain anti-dilution provisions of the warrant and will pay an unused commitment fee of 0.25% per annum on the excess availability under the credit facility. The value of the warrants issued to the Exit Facility lender of $8.7 million was determined using a Black-Scholes model based on a risk free interest rate of 3.81%, expected volatility of 50% and an expected life of 5 years. The value of the warrants was recorded as a capitalized financing cost that will be amortized over the term of the financing agreement.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company amortized $3.0 million and $7.4 million of Exit Facility debt issuance costs during the three months and nine months, respectively, ended September 30, 2003. In the prior year, the Company amortized a total of $1.4 million of Exit Facility debt issuance costs for the two months ended September 30, 2002. The Company also amortized a total of $0 and 1.5 million of DIP Loan debt issuance costs in the one month and seven months ended July 31, 2002.

8.	ACCRUED LIABILITIES

The Company records estimated and calculated amounts for certain accrued liabilities at each period-end. Accrued liabilities are probable future sacrifices of economic benefits arising from present obligations to transfer assets or provide services to other entities in the future as a result of past transactions or events. The nature of selected balances included in accrued liabilities of the Company include:

Accrued marketing expenses—consists expenses for third party tour vendors who generate tours of prospective buyers for a fee, as well as attraction tickets and travel vouchers related to providing initial incentives to prospective buyers, and commissions due sales personnel on pending sales.

Accrued escrow liability—deposits in escrow received on Vacation Interests sold.

Accrued maintenance fees—estimated maintenance fees and the related property taxes specific to unsold Vacation Interests.

Amounts collected on behalf of HOA’s—fees billed and collected by our European operations on behalf of homeowners’ associations. The funds are released to the homeowners’ associations ratably over the year or in some instances, upon demand.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the balances in accrued liabilities as of the dates on the accompanying financial statements:

	Successor
	September 30, 2003	December 31, 2002
Accrued marketing	$25,010	$21,901
Accrued maintenance fees and subsidies	11,214	8,768
Accrued other taxes	7,355	5,715
Accrued escrow liability	6,457	6,727
Accrued payroll and related	5,933	5,738
Amounts collected on behalf of HOA’s	9,273	15,435
Accrued servicing liability	3,967	4,242
Accrued professional fees	3,591	6,140
Bankruptcy claims payable	3,128	4,126
Other	8,591	6,843

	$84,519	$85,635

9.	DEFERRED REVENUE

The Company records deferred revenue for payments received or billed but not earned for various activities, including those described herein and summarized below. The largest and primary component relates to leases of Vacation Interests at the Company’s two resorts in St. Maarten. See Note 3 for full discussion of this component.

Deferred Club Sunterra revenue- annual Club membership fees paid or billed to members and amortized ratably over the one-year period, one-time conversion fees paid by members to convert to the Club and amortized ratably over a 10-year period (the estimated life of the membership) and the remaining portion of an advance on renewal fees amortized ratably commensurate with Sunterra members renewing memberships with an external exchange service.

Unearned mini vacations—sold but unused single stay trial Vacation Interests, ranging from three days to one week. This revenue is recognized when the purchaser completes their respective stay at one of the Company’s resorts.

Unearned maintenance fees—maintenance fees billed but unearned in the Company’s capacity as the homeowners’ association for the two resorts on St. Maarten. See Note 3 for full discussion.

The following table summarizes the balances in deferred revenue as of the dates on the accompanying financial statements:

	Successor
	September 30, 2003	December 31, 2002
Vacation Interest lease revenue (Note 3)	$77,614	$74,930
Deferred Club Sunterra revenue	7,763	13,278
Unearned mini-vacations	4,599	3,123
Unearned maintenance fees (Note 3)	1,931	629
Other	4,876	7,706

	$96,783	$99,666

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	REORGANIZATION AND RESTRUCTURING COSTS

Reorganization expenses, net. In conjunction with and as a result of the bankruptcy reorganization under Chapter 11, the Company has incurred certain expenses and losses offset by income and gains. These items have been segregated from normal operating costs and consist of the following:

	Successor	Successor	Predecessor
	Three months ended September 30, 2003	Two months Ended September 30, 2002	Month ended July 31, 2002
Professional Fees	$193	$4,369	$7,168
Employee retention and severance programs	(109)	—	781
Net (gains) losses on asset sales	—	(10)	109
Other	(581)	533	5,853
Gain on settlement of debt	—	—	(6,478)
Interest income	—	—	(18)
Gain on cancellation of pre-petition liabilities	—	—	(232,697)
Fresh start adjustments	—	—	(112,742)

	$(497)	$4,892	$(338,024)

	Successor	Successor	Predecessor
	Nine months ended September 30, 2003	Two months ended September 30, 2002	Seven months ended July 31, 2002
Professional Fees	$736	$4,369	$23,278
Employee retention and severance programs	(109)	—	1,733
Net (gains) losses on asset sales	(72)	(10)	(4,165)
Other	(1,219)	533	13,327
Gain on settlement of debt	—	—	(21,236)
Interest income	—	—	(109)
Gain on cancellation of pre-petition liabilities	—	—	(232,697)
Fresh start adjustments	—	—	(112,742)

	$(664)	$4,892	$(332,611)

In January 2002, pursuant to an order of the Bankruptcy Court, the Company entered into an agreement (“Finova Agreement”) with Finova Capital Corporation (“Finova”) that provided for payment by the Company of various loans and financing facilities (“Finova Loans”) from Finova or its affiliates. Pursuant to the Finova Agreement, the Company paid, in cash and by application of other funds, $100 million (determined after giving effect to a prior release to Finova of $5 million held by Finova as cash collateral) and Finova returned collateral securing the Finova Loans. The payment to Finova represented a discount of $27.0 million from the principal amount of the Finova Loans. Pursuant to the Finova Agreement, the Company and Finova each released the other parties from

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities and obligations relating to the Finova Loans and certain other matters, including those that were the subject of pending litigation between the parties. The Company obtained a portion of the funds to pay the Finova Loans from term loans under its debtor-in-possession (DIP) financing facility and paid a brokerage fee of $13.4 million to its DIP lender for negotiating the settlement with Finova. The Company recorded a net gain on settlement of debt of $13.6 million, which is included as an offset to reorganization costs.

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

Restructuring expenses, net. During the three months and nine months ended September 30, 2003, the Company recorded $.02 million and $1.0 million, respectively, in restructuring expenses. During the two months ended September 30, 2002, the Company recorded $1.2 million in restructuring expenses. During the one month and seven months ended July 31, 2002, the Company recorded $0.4 million and 1.0 million, respectively, in restructuring expenses. These expenses related to the implementation of a new strategic plan, which included streamlining of the legal structure, relocation of the Company’s headquarters and expenditures related to our unified global club.

11.	IMPAIRMENT OF ASSETS

Upon the occurrence of certain triggering events, the Company evaluated the recorded value of its former headquarters building in Orlando, Florida. This property has been for sale since the third quarter of 2002. During the quarter ended September 30, 2003, the Company applied the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to this asset and determined an impairment existed. The impairment was calculated to be $0.9 million. The value of this asset is included in Assets Held For Sale on the accompanying consolidated balance sheets.

In addition, the Company has substantially completed development and implementation of its new enterprise operating software, referred to within the Company as ATLAS. With the implementation of ATLAS, the Company no longer utilizes the software formerly used to facilitate and manage several functions of the Company’s business. Under the guidelines of SFAS 144, substantially all of the recorded value of this software was deemed to be of no value and an impairment charge of $0.5 million was recorded in the three months ended September 30, 2003.

12.	COMPREHENSIVE INCOME (LOSS)

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. The reconciliation of net loss to comprehensive net loss is as follows:

	Successor	Successor	Predecessor
	Three months ended September 30, 2003	Two months ended September 30, 2002	Month ended July 31, 2002
Net income (loss)	$4,279	$(7,719)	$335,051
Foreign currency translation adjustments	892	(670)	1,651

Total comprehensive income (loss)	$5,171	$(8,389)	$336,702

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Successor	Successor	Predecessor
	Nine months ended September 30, 2003	Two months ended September 30, 2002	Seven months ended July 31, 2002
Net income (loss)	$2,782	$(7,719)	$321,985
Unrealized loss on available for sale securities	—	—	(164)
Foreign currency translation adjustments	2,974	(670)	5,238

Total comprehensive income (loss)	$5,756	$(8,389)	$327,059

13.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company currently operates in two geographic segments, the North America and foreign segments. During the Chapter 11 proceedings, the Company operated in three geographic segments, North American Debtor Entities, North American Non-Debtor Entities and foreign entities. All of these segments operate in one industry segment that includes the development, marketing, sales, financing and management of vacation ownership resorts. The Company’s areas of operation outside of North America include the United Kingdom, Italy, Spain, Portugal, Austria, Germany and France. The Company’s management evaluates performance of each segment based on profit or loss from operations before income taxes not including extraordinary items and the cumulative effect of change in accounting principles. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of this filing and further in Note 4 to our annual report on Form 10-K. No single customer accounts for a significant amount of the Company’s sales. Information about the Company’s operations in different geographic locations is shown below:

	North America	Foreign	Eliminations	Total
Three Months Ended September 30, 2003
Revenues from external customers	$55,582	$30,471	$—	$86,053
(Loss) income before income tax provision	$(654)	$6,924	$—	$6,270
Segment assets	$647,369	$130,027	$(61,599)	$715,797

Nine Months Ended September 30, 2003
Revenues from external customers	$147,097	$81,305	$—	$228,402
(Loss) income before income tax provision	$(8,202)	$15,367	$—	$7,165

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	North America	Foreign	Total
Two months ended September 30, 2002 (Successor):
Revenues from external customers	$34,686	$19,892	$54,578
(Loss) income before income tax provision	(10,797)	4,454	(6,343)
Segment assets	646,373	80,014	726,387

	North America Debtors	North America Non-Debtors	Foreign	Total Non-Debtors	Total
Month ended July 31, 2002 (Predecessor):
Revenues from external customers	$14,616	$3,763	$8,187	$11,950	$26,566
Income before income tax provision	333,214	679	1,578	2,257	335,471

Seven months ended July 31, 2002 (Predecessor):
Revenues from external customers	$77,978	$26,299	$53,694	$79,993	$157,971
Income before income tax provision	309,489	5,223	10,299	15,522	325,011

14.	RELATED PARTY TRANSACTIONS

The Company owns a 30% interest in Poipu Resort Partners, L.P. (“Poipu”) and a 23% interest in West Maui Resort Partners, L.P. (“Ka’anapali”), and accounts for its investments in joint ventures under the equity method. In March 2003, the Company received a $9.8 million cash distribution from Ka’anapali in connection with Ka’anapali’s refinancing, and in May 2003, received additional distributions from Ka’anapali totaling $0.8 million. The Company also received cash distributions totaling $0.9 million and $0.6 million from Poipu in the first and third quarters of 2003.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under contracts approved by the Boards of Trustees of the homeowners’ association for certain resorts, the Company serves as the property manager for these resorts. Additionally, the Company has contractual agreements with the homeowners’ associations of certain resorts to provide telephone services to the property. The Company also periodically advances funds to the two joint venture entities in which the Company maintains minority interest. The following table shows the balances outstanding from related parties as of the specified reporting dates:

	Successor
	September 30, 2003	December 31, 2002
Receivable from homeowners’ associations	$5,602	$975
Advances to joint ventures	148	865

Total	$5,750	$1,840

The Company had a contract with Westpac Resort Group LLC (“Westpac”), an entity owned by the Chief Executive Officer of Sunterra USA until September 30, 2003. Westpac arranges tours of vacation residences for potential customers. Management believes that the terms of the agreement were comparable to those of an agreement with an unrelated third party. Total payments to Westpac under this agreement were $0.5 million and $0.9 million for the three months ended September 30, 2003 and 2002, respectively, and $1.5 million and $1.4 million for the nine months ended September 30, 2003 and 2002, respectively.

On September 30, 2003, the Company entered into an agreement to purchase the assets of Westpac, which will be operated by the Company through its wholly owned subsidiary, Resort Marketing International, Inc., going forward. The purchase price of this acquisition is contingent upon completed tours by a group of potential customers. The maximum total purchase price is approximately $0.6 million.

The Company sells Vacation Points under a franchising agreement with a company that is 50% owned by the spouse of the former director of franchise operations for Sunterra Europe. The former director of franchise operations left the Company in May 2002, and the Company is still selling Vacation Points under the franchising agreement. Management believes the terms of the franchising agreement are comparable to those of an agreement with an unrelated third party. Sales through June 2002 under the franchising agreement were approximately $0.7 million.

15.	COMMITMENTS AND CONTINGENCIES

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

The Company licensed certain computer software under a software license granted by RCI Technology Corp., formerly known as Resort Computer Corporation. That software was the foundation for the Company’s integrated computer system, which manages a wide range of hospitality functions, such as reservations, inventory control, sales commissions, Club Sunterra operations, housekeeping and marketing. RCI Technology filed a motion in the Chapter 11 proceedings alleging that the license agreement should be deemed rejected, which RCI Technology asserts would have the effect of terminating the license. Sunterra opposed the motion, and the Bankruptcy Court ruled in favor of Sunterra and denied RCI Technology’s motion. On June 14, 2002, RCI Technology filed a notice of appeal of the Court’s decision. On January 10, 2003, the United States District Court of Maryland affirmed the order of the Bankruptcy Court, denying the motion of RCI Technology. RCI Technology has further appealed that

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

decision to the United States Court of Appeals, 4th Circuit, and that appeal is scheduled for December 2003. The Company’s new “ATLAS” computer system fully replaces any software based on the RCI Technology system, and as such, the Company does not believe a victory by RCI Technology would have a material adverse effect on the Company.

As discussed in Note 14, the Company holds a 23% interest in Ka’anapali that operates a vacation ownership resort in Hawaii. This limited partnership refinanced existing debt in March 2003. In connection with the refinancing, the Company (as well as its partners on a pro rata basis) provided limited guarantees in the event the lenders suffer losses for a number of specific reasons including fraud, misrepresentation, environmental conditions and certain zoning and property-specific matters. These guarantees are limited to the specified items of risk, and do not generally guarantee repayment of the refinanced obligations, and expire with the repayment of the debt. The Company is unable to develop an estimate of the maximum potential amount of future payments under guarantees for fraud or misrepresentation, and does not believe that it will be required to perform under the guarantee as it relates to environmental conditions, certain zoning and property-specific matters. Accordingly, the Company has not recorded a liability for any potential obligations under the guaranties.

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

16.	SUBSEQUENT EVENTS

On October 7, 2003, the U.S. Bankruptcy Court for the District of Delaware approved the Company’s bid to acquire certain assets of Epic Resorts, and on October 30, 2003, the Company completed this purchase. The assets included the management rights to the Epic Vacation Club, a points-based vacation club; unsold vacation interests at five resorts in the United States; undeveloped land at a location adjacent to an acquired resort in Hilton Head, South Carolina; and management contracts for four vacation ownership resorts. The Company paid $25.0 million in cash for these assets financed by a draw on our Exit Facility.

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2002 under the headings “Business-Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in that report and herein and relate, without limitation, to matters arising from the emergence of the Company and certain of its subsidiaries as debtors from proceedings under Chapter 11 of the Bankruptcy Code. Any or all of these factors could cause our actual results and financial or legal status to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made.

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

Overview

We are a vacation ownership (timeshare) company with resort locations in the United States, Europe, the Caribbean, Hawaii and Mexico and approximately 315,000 owner families. Our operations consist of:

•	acquiring, developing and operating vacation ownership resorts;

•	marketing and selling vacation interests to the public at our resort locations and off-site sales centers:

•	selling vacation points which may be redeemed for occupancy rights for varying lengths of stay at participating resort locations, which we refer to as “Vacation Points;”

•	selling vacation ownership interests which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity, which we refer to as “Vacation Intervals;” and

•	leasing Vacation Intervals at certain Caribbean locations;

•	providing consumer financing to individual purchasers of vacation interests;

•	providing resort rental, management, maintenance and collection services for which we receive fees paid by the resorts’ homeowners associations; and

•	operating our vacation club membership programs

RESULTS OF OPERATIONS

For purposes of management’s discussion and analysis, the results of operations for the three months ended September 30, 2003 have been compared to the combined results of operations for the two months ended September 30, 2002 (Successor) and the month ended July 31, 2002 (Predecessor). Similarly, the nine months ended September 30, 2003 have been compared to the combined results of operations for two months ended September 30, 2002 (Successor) and the seven months ended July 31, 2002 (Predecessor). The following tables show the 2003 periods in comparison to the combined corresponding 2002 periods and are presented solely for use in comparative analysis of results of operations and to complement management’s discussion and analysis.

Comparison of the Combined Three Months Ended September 30, 2003 to the Three Months Ended September 30, 2002:

	Successor	Pro Forma Combined Successor and Predecessor
	Three Months ended September 30,
	2003	2002
Revenues:
Vacation interest	$63,794	$54,853
Resort rental	1,585	3,090
Management services	8,481	7,531
Interest	6,282	7,411
Other	5,911	8,259

Total revenues	86,053	81,144

Costs and Operating Expenses:
Vacation interest cost of sales	11,839	12,075
Advertising, sales and marketing	32,647	33,211
Maintenance fee and subsidy	3,466	3,865
Provision for doubtful accounts and loan losses	2,126	2,133
Loan portfolio	2,767	3,570
General and administrative	17,465	22,290
Depreciation and amortization	2,746	2,904
Interest (a)	6,875	4,969
Reorganization, net (b)	(497)	(333,132)
Restructuring	17	1,576
Impairment of assets	1,400	—

Total costs and operating expenses	80,851	(246,539)

Income from investments in joint ventures	1,068	1,445

Income before provision for income taxes	6,270	329,128
Provision for income taxes	1,991	1,796

Net income	$4,279	$327,332

(a)	Interest expense for the three months ended September 30, 2003 is comprised of contractual interest of $7,145, net of capitalized interest of $270. For the three months ended September 30, 2002, interest expense is comprised of contractual interest of $8,368, net of unaccrued interest of $3,358 and capitalized interest of $41.

(b)	Reorganization, net for the three months ended September 30, 2002 includes gains of cancellation of debt of $239.2 million and fresh start adjustments of $112.7 million.

We achieved total revenues of $86.0 million compared to $81.1 million for the quarters ended September 30, 2003 and 2002, respectively, representing an overall increase of $4.9 million, or 6.0%. Third quarter total revenues from domestic operations increased $2.5 million, or 4.7%, to $55.6 million in 2003, compared to $53.1 million for the prior year. Our foreign operations generated revenues of $30.5 million, a $2.4 million, or 8.5%, increase from the $28.1 million generated in the three months ended September 30, 2002. Approximately $1.2 million, or half, of the increase in our revenues from foreign operations is attributable to favorable exchange rate movements.

Vacation Interest revenues increased 16.3% to $63.8 million compared to $54.9 million for the three months ended September 30, 2003 and 2002, respectively. Our domestic operations drove the majority of this increase, generating $38.6 million of vacation interest revenues during the third quarter 2003. This represents a $6.9 million, or 21.8%, increase over the third quarter 2002, when $31.7 million of Vacation Interest revenues were recognized by the domestic operations. We believe that the increase in domestic Vacation Interest revenues is the result of several initiatives and actions, including emergence from bankruptcy, a stable management team with a long-term focus on the core business, investments in direct marketing programs not made in the prior year and increased customer awareness of the vacation ownership industry and product in the United States. Our foreign sales and marketing team realized $25.2 million of Vacation Interest revenues, up from $23.2 million the prior year. Excluding $0.9 million of favorable foreign exchange movements, our foreign operations increased Vacation Interest revenue by $1.1 million or 4.6%. This increase reflects acquisitions made in the prior year by our European Subsidiary.

Resort rental revenues decreased 48.7% to $1.6 million compared to $3.1 million for the three months ended September 30, 2003 and 2002, respectively. This decrease was due in part to the Company’s disposal of several properties and operations in 2002, as well as increased utilization of available space for internal marketing purposes.

Management services revenue increased $1.0 million, or 12.6%, to $8.5 million compared to $7.5 million for the three months ended September 30, 2003 and 2002, respectively. This increase is primarily attributable to our foreign operations, which increased management services revenue from $1.4 million for the third quarter 2002 to $2.0 million in the 2003 third quarter, attributed to favorable exchange rates and acquisitions made in mid 2002.

Consolidated interest revenues, primarily from financing provided to purchasers and lessees of Vacation Interests in the United States, decreased $1.1 million or 15.2%, to $6.3 million in the third quarter 2003 compared to $7.4 million for the three months ended September 30, 2002. The Company amortized $0.5 million of the $10.3 million fresh start mortgage premium during the third quarter 2003, reducing interest revenues. Our mortgage portfolio continued to experience high prepayment levels as customers utilized alternative lower financing vehicles to prepay their Vacation Interest mortgage financed by the Company.

Other revenues decreased by $2.4 million, or 28.4%, to $5.9 million for the three months ended September 30, 2003, versus $8.3 million for the same period in the prior year. This decrease is driven in part by lower portfolio servicing income, attributed to the decline in the gross mortgage portfolio, as well as decreased commission levels earned by our foreign operations.

Vacation Interest cost of sales decreased $0.2 million, or 2.0%, to $11.8 million compared to $12.1 million for the three months ended September 30, 2003 and 2002, respectively. As a percentage of Vacation Interest sales, Vacation Interest cost of sales decreased to 18.6% for the three months ended September 30, 2003 from 22.0% for the three months ended September 30, 2002. This decrease can be attributed primarily to the fresh start adjustments made in the prior year to real estate and development costs.

Total advertising, sales and marketing costs declined slightly to $32.6 million, from $33.2 million in the prior year. As a percentage of Vacation Interest revenue, these costs declined from 60.5% to 51.2% for the three months ended September 30, 2002 and 2003, respectively, reflecting the current year’s higher levels of Vacation Interest revenues.

Maintenance fee and subsidy expense decreased 10.3% to $3.5 million compared to $3.9 million for the three months ended September 30, 2003 and 2002, respectively, reflecting higher charges for certain properties during the 2002 quarter. As a percentage of Vacation Interest sales, maintenance fee and subsidy expense dropped to 5.4% compared to 7.0% for the three months ended September 30, 2003 and 2002, respectively

The total provision for doubtful accounts and loan losses remained comparatively steady versus the prior year at $2.1 million for the three months ended September 30, 2003 and 2002. As a percentage of Vacation Interest revenues, the provision for doubtful accounts and loan losses represented 3.3% for the quarter ended September 30, 2003, compared to 3.9% in the prior year.

Loan portfolio expenses decreased by $0.8 million, or 22.5% to $2.8 million for the three months ended September 30, 2003, compared to $3.6 million in the prior year. The decline in these costs is linked to process improvements made in the portfolio management group that have allowed them to service the loans with fewer personnel, as well as the high number of prepayments reducing the number of loans to be serviced on a continual basis.

General and administrative expenses decreased from $22.3 million for the third quarter 2002 to $17.5 million in the current year, a $4.8 million or 21.6% decline. This continued improvement over 2002 operations reflects the focus of the Company on restraining overhead expenses, administrative process improvements and the prior year’s charges for duplication of personnel and recruitment, and contract labor as the Company consolidated the U.S. operations in Las Vegas.

Interest expense increased 38.3% to $6.9 million compared to $5.0 million for the three months ended September 30, 2003 and 2002, respectively. This increase is due to monthly charges for amortization of bond issuance costs on our Exit Facility, as well as higher usage of leverage in the current year.

Reorganization costs in 2003 were a gain of $0.5 million for the three months ended September 30, 2003, resulting from a $0.6 million gain on a settlement of certain bankruptcy-related matters, offset by professional fees relating to certain outstanding preference claim matters. The prior year figures include $232.7 million and $112.7 million of gains on cancellation of pre-petition liabilities and fresh start adjustments, respectively, and $4.2 million and $21.2 million of net gains on asset sales and net gains on cancellation of debt, respectively. Excluding the effect of these adjustments, reorganization costs were $37.8 million. These charges were primarily professional fees, charges for employee retention programs and other reorganization costs.

Restructuring costs decreased to $0.02 million compared to $1.6 million for the three months ended September 30, 2003 and 2002, respectively. The majority of the Company’s restructuring processes and associated costs occurred in the third quarter of 2002.

Impairment of assets amounted to $1.4 million compared to $0 for the three months ended September 30, 2003 and 2002, respectively. The current year charges relate to the Company’s write down of the carrying value of the building that was the Company’s former headquarters in Orlando in conjunction with a pending sale. Additionally, the Company has completed its development of the ATLAS enterprise software, and as such, the former software utilized by the Company was deemed to have little or no continuing value and was written off in the third quarter 2003.

Comparison of the Combined Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002

	Successor	Pro Forma Combined Successor & Predecessor
	Nine Months ended September 30,
	2003	2002
Revenues:
Vacation interest	$160,690	$137,021
Resort rental	7,335	9,942
Management services	22,491	22,363
Interest	18,789	21,773
Other	19,097	21,450

Total revenues	228,402	212,549

Costs and Operating Expenses:
Vacation interest cost of sales	29,711	29,637
Advertising, sales and marketing	90,631	86,340
Maintenance fee and subsidy	10,309	8,956
Provision for doubtful accounts and loan losses	3,832	5,080
Loan portfolio	8,124	10,039
General and administrative	52,426	60,084
Depreciation and amortization	8,406	9,733
Interest (a)	18,529	13,105
Reorganization, net (b)	(664)	(327,719)
Restructuring	1,008	2,241
Impairment of assets	1,400

Total costs and operating expenses	223,712	(102,504)

Income from investments in joint ventures	2,475	3,615

Income before provision for income taxes	7,165	318,668
Provision for income taxes	4,383	4,402

Net income	$2,782	$314,266

(a)	Interest expense for the nine months ended September 30, 2003 is comprised of contractual interest of $18,799, net of capitalized interest of $270. Interest expense for the nine months ended September 30, 2002 is comprised of contractual interest of $36,938, net of unaccrued interest of $23,558 and capitalized interest of $275.

(b)	Reorganization, net for the nine months ended September 30, 2002 includes gains of cancellation of debt of $253.9 million and fresh start adjustments of $112.7 million.

The Company generated consolidated revenues of $228.4 million compared to $212.5 million for the nine months ended September 30, 2003 and 2002, respectively. Revenues from domestic operations increased 6.2% to $147.1 million compared to $138.5 million for the nine months ended September 30, 2003 and 2002, respectively, and revenues from foreign operations increased 9.8% to $81.3 million compared to $74.0 million for the nine months ended September 30, 2003 and 2002, respectively. Approximately $6.6 million of the increase from our foreign operations relates to favorable foreign exchange rates.

Vacation Interest revenues increased 17.3% to $160.7 million compared to $137.0 million for the nine months ended September 30, 2003 and 2002, respectively. Our emergence from bankruptcy contributed heavily to the U.S. Vacation Interest revenue increase of $17.4 million, or $22.6%, rising to $94.4 million compared to the prior year nine month total of $77.0 million. The Company’s direct marketing programs, a stable and focused management team, and continued maturity of the vacation ownership industry and improved awareness and understanding by the purchasing public of the industry also helped to drive this increase. Our foreign operations, generated $66.3 million of Vacation Interest revenues. Excluding $5.4 million of favorable exchange rate movements, our foreign operations increased Vacation Interest revenues by 1.5%, reflecting acquisitions made in the prior year, offset by lower revenues in certain lines.

Resort rental revenues decreased 26.2% to $7.3 million compared to $9.9 million for the nine months ended September 30, 2003 and 2002, respectively. This decrease was due in part to the Company’s disposal of several properties and operations in 2002, as well as increased utilization of available space for internal marketing purposes.

Interest revenue from financing provided to purchasers and lessees of Vacation Interests decreased 13.7% to $18.8 million compared to $21.8 million for the nine months ended September 30, 2003 and 2002, respectively. This decrease is in line with the first two quarters of 2003 and is primarily due to amortization of fresh start mortgage premiums augmented by the continued effects of higher prepayment speeds as customers utilize home equity and other lower cost financing vehicles to prepay their higher rate vacation ownership mortgage financed by the Company, resulting in a net decrease in the Company’s portfolio of mortgages and contracts receivable.

Other revenues decreased 11.1% to $19.1 million compared to $21.5 million for the nine months ended September 30, 2003 and 2002, respectively, due to one-time marketing program adjustments for Sunterra Pacific in the first quarter 2002, lower portfolio servicing income as the mortgage portfolio declined, as well as decreased commission levels earned by our foreign operations.

Vacation Interest cost of sales for the nine months ended September 30, 2003, decreased to 18.5% of Vacation Interest revenues, compared to 21.6% in the prior year. This decrease can be directly attributed to the fresh start adjustments made in 2002 to real estate & development costs.

Advertising, sales and marketing costs were $90.6 million and $86.3 million for the nine months ended September 30, 2003 and 2002, respectively. As a percentage of Vacation Interest revenues, these charged declined to 56.4%

compared to 63.0% as a percentage of Vacation Interest sales for the nine months ended September 30, 2003 and 2002, respectively. This decrease is due to the success of direct marketing programs, improvements in closing efficiencies, and the resulting increased sales for the nine months ended September 30, 2003 versus September 30, 2002 allowing the costs to be spread over the larger Vacation Interest revenue pool in 2003.

Maintenance fee and subsidy expense increased 15.1% to $10.3 million for the first nine months of 2003, compared to $9.0 million for the same period in 2002, reflecting higher charges and assessments for certain properties in the current year, offset by amounts relating to Vacation Interests disposed of in the prior year. As a percentage of Vacation Interest sales, maintenance fee and subsidy expense stayed static at 6.4% compared to 6.5% for the nine months ended September 30, 2003 and 2002, respectively

The provision for doubtful accounts and loan losses decreased 24.6%, to $3.8 million for the nine months ended September 30, 2003. This compares to $5.1 million for the prior year. The provision for doubtful accounts and loan losses declined from 3.7% of Vacation Interest revenues during the nine months ended September 30, 2002, to 2.4% of the 2003 total. The decrease in these charges is attributed to continued improvements to the Company’s underwriting guidelines and the resulting portfolio.

Loan portfolio expenses for the nine months ended September 30, 2003 were $8.1 million, compared to $10.0 million in the first nine months of 2002. This improvement is attributable to process improvement initiatives, include standardizing underwriting procedures, increased and timely correspondence with customers whose mortgages and contracts are in danger of becoming delinquent to process, and cross training of personnel allowing the team to service loans with fewer personnel. In addition, the volume of prepayments of the mortgage portfolio has reduced the number of loans to be serviced on a continual basis.

General and administrative expenses were $52.4 million and $60.1 million for the nine months ended September 30, 2003 and 2002, respectively. As discussed in the quarterly analysis above, this decrease is directly attributable to the current management’s focus and attention on cost-saving initiatives, and dependence in the prior year on contract and temporary labor, as well as duplication of certain costs in 2002 associated with recruiting and moving permanent personnel to Las Vegas and maintaining “dual” headquarters.

Depreciation and amortization expense decreased 13.6% to $8.4 million for the nine months ended September 30, 2003, compared to $9.7 million for the prior year. The decrease is directly attributable to the sale of subsidiaries in the prior year and the recharacterization of certain depreciable assets as assets held for sale and fresh start adjustments to fixed assets in 2002.

Interest expense increased 41.4% to $18.5 million compared to $13.1 million for the nine months ended September 30, 2003 and 2002, respectively. As discussed in the quarterly analysis above, this increase is due to monthly charges for amortization of debt issuance costs on the Exit Facility, which were much higher than under the previous borrowing facility, and higher average borrowing in 2003.

Reorganization costs in 2003 were a gain of $0.7 million for the nine months ended September 30, 2003 relating primarily to $0.6 million gain on a settlement of certain bankruptcy-related litigation in the third quarter 2003. The prior year figures include $232.7 million and $112.7 million of gains on cancellation of pre-petition liabilities and fresh start adjustments, respectively, and $4.2 million and $21.2 million of net gains on asset sales and net gains on cancellation of debt, respectively. Excluding the effect of these adjustments, reorganization costs were $43.1 million. These charges were primarily professional fees, charges for employee retention programs and other reorganization costs.

Restructuring expenses decreased 55.0% to $1.0 million compared to $2.2 million for the nine months ended September 30, 2003 and 2002, respectively. As discussed in the quarterly analysis, the majority of the Company’s restructuring processes and associated costs occurred in the third quarter of 2002.

Impairment of assets amounted to $1.4 million compared to $0 for the nine months ended September 30, 2003 and 2002, respectively. The current year charges relate to the Company’s write down of the carrying value of the building that was the Company’s former headquarters in Orlando in conjunction with a pending sale. Additionally, the Company has completed its development of the ATLAS enterprise software, and as such, the former software utilized by the Company was deemed to have little or no continuing value and was written off in the third quarter 2003.

Income from investments in joint ventures decreased 31.5% to $2.5 million compared to $3.6 million for the nine months ended September 30, 2003 and 2002, respectively. This decrease is primarily due to amortization of the fresh start premium in 2003, as well as significant marketing programs employed in 2002 to attract travelers.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash principally from:

•	cash sales and cash down payments from sales and leases of Vacation Interests,

•	financing of our mortgages receivable and inventory through our Exit Facility,

•	principal and interest payments and customer prepayments of principal from our mortgages receivable portfolio,

•	rental of unsold Vacation Interests,

•	receipt of management, reservations and points-based vacation club fees,

•	commissions paid for the origination of European mortgages receivable, where we are paid a commission based upon the face value of certain mortgages originated for a third party U.K. financial institution, and

•	dispositions of non-core properties.

During the nine months ended September 30, 2003, net cash provided by operating activities was $12.3 million and was primarily the result of the net income of $2.8 million plus non-cash expenses totaling $22.9 million offset by other non-cash gains of $3.2 million and increases in retained interests in mortgages receivables sold of $1.0 million. Cash provided by operating activities was also affected by changes in operating assets and liabilities, including a reduction in real estate and development costs of $15.5 million offset by net increases in receivables totaling $10.0 million.

During the nine months ended September 30, 2003, net cash provided by investing activities was $5.5 million, with joint ventures of $12.0 million offset by capital expenditures of $5.7 million.

During the nine months ended September 30, 2003, net cash used in financing activities was $16.3 million. Payments on the Exit Facility and notes payable totaled $30.0 million with an additional outlay of $4.5 million in debt issuance costs. These payments were funded primarily through borrowings on the Exit Facility and term Notes, totaling $18.2 million.

We currently anticipate spending approximately $2 million for real estate and development costs at existing resort locations during the remainder of 2003. We plan to fund these expenditures with cash generated from operations and borrowings under the Exit Facility. We believe that, with respect to our current operations, cash generated from operations and future borrowings will be sufficient to meet our working capital and capital expenditure needs through the end of 2003. If these are not sufficient, we have the ability to adjust our spending on real estate and development costs.

The allowance for loan losses at September 30, 2003 was $28.6 million, or 13.9% of the mortgages and contracts receivable, gross outstanding at that date. Management believes the allowance is adequate. However, if the amount of mortgages and contracts receivable that is ultimately written off materially exceeds the related allowances, our business, results of operations and financial condition could be adversely affected.

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

As discussed in Note 16 to the accompanying interim consolidated financial statements, on October 30, 2003, the Company acquired certain assets of Epic Resorts for a total of $25 million in cash. We financed this acquisition by a draw on our Exit Facility.

On average, we finance approximately two-thirds of domestic Vacation Interest sales and leases. Accordingly, we do not generate sufficient cash from sales to provide the necessary capital to pay the costs of developing additional resorts and to replenish working capital. We believe that revenues together with amounts available under the Exit Facility will be sufficient to fund operations for the next twelve months.

Under the terms of the Exit Facility, the Company obtained a two-year senior asset-based non-amortizing revolving credit facility in the amount of $300 million. The availability of borrowings under the Exit Facility is based on the amount of eligible mortgages receivable, the value of eligible vacation interests inventory and the value of certain real property and other assets. The Exit Facility is secured by a first priority lien on the mortgages receivable and vacation interests inventory, as well as certain real property and other assets of the Company, subject to certain exceptions. Borrowings under the Exit Facility bear interest at an annual rate equal to one month LIBOR plus 3% or 7%, depending on the type of assets collateralizing various advances. In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of the Exit Facility and an anniversary fee of $4.5 million, the Company will pay an unused commitment fee of 0.25% per annum on the excess availability under the credit facility. Availability under the Exit Facility on September 30, 2003 was $37.0 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Our total revenues denominated in a currency other than U.S. dollars for the nine months ended September 30, 2003, primarily revenues derived from the United Kingdom, were approximately 35.6% of total revenues. Our net assets maintained in a functional currency other than U.S. dollars at September 30, 2003, which were primarily assets located in Western Europe, were approximately 18.2% of total assets. The effects of changes in foreign currency exchange rates have not historically been material to our operations of total assets.

Interest Rate Risk

As of September 30, 2003, we had floating interest rate debt of approximately $227.0 million outstanding under the Exit Facility. The floating interest rates are based upon the prevailing LIBOR or prime rates. For floating rate debt interest rate changes can impact earnings and cash flows. Additionally, in a rising interest rate environment, earnings may be reduced as interest charges increase on floating rate debt while the yield on the Company’s portfolio of fixed rate mortgages and contracts receivable remains unchanged.

ITEM 4.	CONTROLS AND PROCEDURES

As required by Rule 13a-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial report. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

The following exhibits are filed herewith or, where so indicated, incorporated by reference to the documents indicated in parentheses, which have been previously filed with the Securities and Exchange Commission.

No.	Description

2.1	Third Amended and Restated Joint Plan of Reorganization, dated May 9, 2002, of Sunterra Corporation and its debtor affiliates under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (date of event: May 9, 2002))

3.1	Articles of Amendment and Restatement of Sunterra Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

3.2	Amended and Restated Bylaws of Sunterra Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.1	Second Amendment, dated as of May 9, 2002, to Financing Agreement dated as of April 20, 2001 among Sunterra Corporation, certain affiliates of Sunterra Corporation and Greenwich Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: May 9, 2002))

10.2	Third Amendment, dated as of September 6, 2002, to Financing Agreement dated as of April 20, 2001 among Sunterra Corporation, certain affiliates of Sunterra Corporation and Greenwich Capital Markets, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (date of event: June 12, 2002))

10.3	Confirmation Order, dated June 20, 2002, of the Bankruptcy Court (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed June 28, 2002)

10.4	Loan Agreement, dated as of July 29, 2002, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders parties thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.5	Warrant Agreement, dated as of July 29, 2002, by and between Sunterra Corporation and Merrill Lynch Mortgage Capital, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.6	Sunterra Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.7	Warrant Agreement, dated as of July 29, 2002, by and between Sunterra Corporation and Mellon Investor Services LLC, as warrant agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.8	Registration Rights Agreement, dated as of July 29, 2002, by and among Sunterra Corporation, Merrill Lynch Mortgage Capital, Inc. and certain initial holders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.9	Amended and Restated Employment Agreement dated as of November 19, 2001 between Sunterra Corporation and Nicholas Benson (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on For 8-K (date of event: January 25, 2002))

10.10	Employment Agreement dated as September 9, 2002 between Sunterra Corporation and Steven E. West (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on For 10-Q filed November 14, 2002)

10.11	Employment Agreement dated as May 21, 2001 between Sunterra Corporation and Andrew Gennuso (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on For 10-K for the year ended December 31, 2001 filed June 28, 2002)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTERRA CORPORATION

By:	/s/ NICHOLAS J. BENSON

Nicholas J. Benson President and Chief Executive Officer (Chief Executive Officer)

By:	/s/ STEVEN E. WEST

Steven E. West Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 14, 2003