Form 10-K
period 2003-12-31
SUNTERRA CORP
filed 2004-03-15
CIK 1016577

As filed with the Securities and Exchange Commission on March 15, 2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-13815

SUNTERRA CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	95-4582157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3865 West Cheyenne Avenue

North Las Vegas, Nevada 89032

(Address of principal executive offices)

(702) 804-8600

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) YES ☐ NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☒ NO ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003 was $65.7 million, based upon the reported last sale prices of such equity on that date.

Number of shares of the registrant’s common stock outstanding at March 15, 2004: 18,494,890

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2004 annual meeting of stockholders.

SUNTERRA CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2003

1

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including in particular statements about our plans, objectives, expectations and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify these statements by forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are contained herein under “Business-Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and relate, without limitation, to matters arising from our emergence from proceedings under Chapter 11 of the Bankruptcy Code. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made.

References to “Predecessor” refer to the Company through July 31, 2002. References to “Successor” refer to the Company on and after August 1, 2002.

PART I

ITEM 1.	BUSINESS

Unless the context otherwise requires, throughout this report the words “Sunterra,” “we,” “us,” and “our” refer to Sunterra Corporation, a Maryland corporation, and its subsidiaries. “Sunterra®,” “Club Sunterra®,” “SunOptions®,” “Sunterra Escapes®,” “Grand Vacation Club™,” “One World, One Club™,” and “Own Your World®” are trademarks of Sunterra.

History of Sunterra

We were incorporated in May 1996 as KGK Resorts, Inc., and in June 1996 changed our corporate name to Signature Resorts, Inc. At the time of our August 1996 initial public offering, we owned nine vacation ownership resorts in Hawaii, Florida, South Carolina, Missouri, California and in the Caribbean, and generated $75 million in annual vacation ownership sales. In the following three years, the Company grew rapidly through a series of acquisitions, reaching eighty-nine resorts around the globe and generating $423 million of vacation ownership sales in fiscal 1999. We became known as Sunterra Corporation in the second quarter of 1998.

In May 2000, we and certain of our wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In July 2002, we emerged from Chapter 11 proceedings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization” for a further description of the nature and results of our reorganization.

Financial Information About Industry and Geographic Segments

All of our operations are contained within and are in support of a single industry segment—the vacation ownership industry. Geographic segment information is presented in Note 21 to our consolidated financial statements included in this report.

Description of Our Business

Sunterra has grown to become one of the world’s largest vacation ownership companies, as measured by the number of individual resort locations and owner families. At December 31, 2003 we had approximately 340,000 owner families vacationing at 91 resorts in 12 countries located in North America, Europe and the Caribbean.

Our operations consist of:

•	acquiring, developing and operating vacation ownership resorts;

•	marketing and selling vacation interests to the public at our resort locations and off-site sales centers by:

•	selling vacation points which may be redeemed for occupancy rights for varying lengths of stay at participating resort locations, which we refer to as “Vacation Points;”

•	selling vacation ownership interests which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity, which we refer to as “Vacation Intervals” and

•	leasing Vacation Intervals and Vacation Points at certain Caribbean locations;

•	providing consumer financing to individual purchasers of Vacation Intervals and Vacation Points;

•	providing resort rental, management, maintenance and collection services for which we receive fees paid by the resorts’ homeowners associations and

•	operating our membership and exchange programs.

Marketing of Vacation Interests

We market and sell or lease Vacation Interests in two distinct forms: Vacation Points and Vacation Intervals which are described below under the caption “The Vacation Ownership Industry” and referred to in this report together as “Vacation Interests”.

We market Vacation Interests at our resort locations, through off-site sales centers, and in Europe, through a network of independent distributors. We employ a variety of marketing programs to generate prospects for these sales efforts, including targeted mailings, telemarketing, overnight mini-vacation packages, gift certificates, seminars, dinner parties and various destination-specific local marketing efforts. Additionally, incentive premiums in the form of entertainment tickets, hotel stays, gift certificates or free meals are offered to guests and other potential customers to encourage resort tours. Although the principal goal of our marketing activities is the outright sale of Vacation Interests, in order to generate additional revenue, we rent unoccupied units at some of our resorts through direct consumer marketing, travel agents, websites and vacation package wholesalers. We believe that our room rental operations, in addition to providing us with supplemental revenue, provide us with a good source of potential customers for the purchase of Vacation Interests.

Receivables Financing

Predominantly in North America and the Caribbean, we provide consumer financing to consumers exclusively for the purchase and lease of Vacation Interests. We benefit by retaining the positive cash flow spread that results from the difference between our borrowing rate on mortgage receivables, which averaged approximately 4.1% at December 31, 2003 and the rate charged to our owner families, which averaged 14.6% per annum as of the same date. This financing generally is made available to consumers who make a down payment within established credit guidelines and bears interest at fixed rates that are collateralized by the underlying Vacation Interest. Our European subsidiary generally originates the mortgages receivable for a third party financial institution and receives a commission based upon the principal amount of eligible consumer loans on a non-recourse basis. At December 31, 2003, our European subsidiary had approximately $7.4 million in gross mortgages receivable (on balance sheet).

During fiscal year 2003, we provided mortgage financing for approximately 58% of domestic Vacation Interests revenue. As of December 31, 2003, our on-balance sheet mortgages and contracts receivable portfolio included approximately 30,600 active loans and contracts with gross amounts outstanding totaling approximately $201.0 million, with a stated maturity typically of seven to ten years. Mortgages and contracts receivable in excess of 60 days past due as of such date were 4.7% as a percentage of gross mortgages and contracts receivable. Our allowance for loan and contract losses was 14.6% as a percentage of gross mortgages and contracts receivable at December 31, 2003.

Given the percentage of purchases that are financed, the availability of financing is essential to provide liquidity to generate ongoing sales of Vacation Interests. We presently use our senior finance facility to finance our mortgages receivable. Prior to 2001, we monetized our mortgages receivable through the use of an off-balance sheet conduit that securitized these receivables and, in turn, sold them in the mortgage-backed securities market. We also used on-balance sheet secured financing, whole mortgages receivable sales and other financing vehicles. As of December 31, 2003, we serviced approximately 25,000 loans with an outstanding balance of approximately $193.4 million relating to the conduit, securitizations, joint venture properties and other facilities not included on our balance sheet. We anticipate resuming securitizations during 2004.

Management Services

We provide resort rental, management, maintenance and collection services for which we receive fees paid by the resorts’ homeowners associations. Under such arrangements, we typically have primary responsibility for all activities necessary for the day-to-day operations of the managed resort properties, including administrative services, procurement of inventory and supplies and promotion and marketing. Such management agreements typically provide that we are paid a monthly management fee equal to a percentage of monthly maintenance fees and a reservation and accounting fee at certain resorts. The management agreements are usually for a three-year period and are automatically renewed annually, unless either party gives prior notice of non-renewal.

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

We have contracts with homeowners associations at forty-eight of our resorts and contracts to manage five non-Sunterra resorts. In addition, we serve in the capacity of acting as the homeowners’ association at two resorts located in St. Maarten, Netherlands Antilles, as well as provide resort rental, management, maintenance and collection services to these resorts.

We previously managed seven Sunterra Pacific resorts and units at additional resorts. The homeowners associations declined to renew our management agreement past its December 31, 2003 expiration date. Third party management companies manage our remaining resort locations.

The Vacation Ownership Industry

The resort component of the leisure industry is serviced primarily by two separate alternatives for overnight accommodations—commercial lodging establishments and vacation ownership resorts. Commercial lodging consists generally of hotels and motels in which a room is rented on a nightly, weekly or monthly basis for the duration of the visit and, to a lesser degree, includes rentals of privately owned condominium units or homes. For many vacationers, particularly those with families, the space provided in a rented hotel or motel room relative to the cost is not economical. Room rates and availability at such establishments are also subject to periodic change. Consequently, vacation ownership is an attractive alternative to commercial lodging for many vacationers.

Increased governmental regulation, higher standards of quality and service, increased flexibility and the rapid entry of a number of well-organized lodging and entertainment companies, including Marriott International, The Walt Disney Company, Four Seasons Hotels & Resorts, Hilton Hotels Corporation, Hyatt Corporation, Cendant Corporation, Starwood Hotels and Resorts Worldwide, Inc. and Fairmont Hotels has also increased the attractiveness of vacation ownership for consumers.

According to Resort Timesharing in the United States, a study of timeshare developers and owners by Ragatz Associates, the U.S. vacation ownership industry reached sales levels of $5.5 billion in 2002. The U.S. vacation ownership community was comprised of approximately 1,600 resorts and 132,000 timeshare units at the start of 2003, and an estimated 3.0 million households owned 4.9 million timeshare weeks or their equivalent. Ragatz Associates also prepared a study on the global vacation ownership industry, Resort Timesharing Worldwide, that reflected global sales of $9.4 billion in 2002 and just over 5,400 vacation ownership resorts in over 100 countries around the globe. The global study noted 6.7 million households owned almost 11 million timeshare weeks. According to the Ragatz study the market penetration rate of households with incomes of $100,000 or more was 7.3%.

The study also noted that timeshare owners report using over 92% of the time available. The Ragatz study reported that the top 20–25 vacation ownership companies (representing 75%–80% of the total U.S. sales) showed 17% sales volume growth in 2002.

Vacation Points Ownership

In general, under a points-based vacation ownership system, owners, who are more commonly referred to as “members,” purchase points which act as an annual currency exchangeable for occupancy rights at participating resorts. We currently operate three separate points-based vacation ownership systems: our United States “Club Sunterra” program, with approximately 47,000 members and 32 resort locations in the United States and the Caribbean; Club Sunterra Vacations II (formerly known as Epic Vacation Club), with approximately 21,600 members and five resort locations in the United States, and Club Sunterra Europe (formerly known as Grand Vacation Club), with approximately 45,000 members and thirty-one resort locations in the United Kingdom, Portugal, Spain, the Canary Islands, Germany, France, Austria and Italy. Historically, we operated Sunterra Pacific’s “VTS” program, with approximately 31,400 members and twenty-three resort locations in the United States, Canada and Mexico, including three that are also included in Club Sunterra. Our agreement with the VTS Owners Association ended on December 31, 2003.

Our Club Sunterra internal exchange system has operated as an exchange program allowing our current members that have a home resort and a deeded, fee-simple interest in a particular unit or units at that home resort with an ability to exchange use-nights with any other resort within the Club Sunterra system. Club Sunterra members assign their occupancy rights to their deeded Vacation Interval to Club Sunterra and then spend their points to acquire occupancy rights to a Vacation Interval that is available through the Club. Members in our new, multi-site clubs that are presently being implemented in North America, will not hold deeded fee simple interests, but rather will own beneficial interests in a trust, which holds legal title to the deeded fee simple interests. Club Sunterra Europe (formerly known as the Grand Vacation Club program) members also do not hold deeded fee simple interests, but rather have membership in a limited liability company, Grand Vacation Club Limited, plus a right to use the accommodations that are part of the club. Club Sunterra Vacations II is also a right-to-use club, so its members similarly do not hold deeded interests. All members, irrespective of ownership of Vacation Points or Vacation Intervals, will be permitted to exchange through Club Sunterra.

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

To consolidate our exchange company alliances, during 2002 Sunterra entered into an exclusive external exchange affiliation agreement with II. This agreement replaced Sunterra’s previous agreements with RCI to provide exchange services for its Sunterra owners.

A significant component of our business plan is our “One World One Club” initiative to offer a single headline product to the consumers throughout the world. This project is intended to result in the integration of our various regional points-based vacation products into a single global membership program. Key aspects of this One World One Club™ initiative are already in progress through a carefully planned phased implementation of our new multi-site clubs. Sales for the first of our new multi-site clubs began in Williamsburg, Virginia on March 1, 2004. When completed, management believes that the full One World One Club initiative will provide the membership with significant flexibility and enhance its attractiveness to the consumer, and will also result in numerous operational efficiencies being gained by the business.

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

Each Vacation Interval owner is required to pay the homeowners association a share of the overall cost of maintaining the property. These assessments, which generally range from $300 to $800 per Vacation Interval per year, consist of an annual maintenance fee plus applicable real estate taxes, funding of replacement reserves and, when needed, special assessments. If the owner does not pay such charges, the owner’s use rights may be suspended and the homeowners association may foreclose on the owner’s Vacation Interval, subject to the rights of the mortgagee.

Seasonality

Historically, our third quarter has produced the strongest operating results because this period coincides with the typical summer seasonality of the vacation ownership industry and the greater number of families vacationing. Our first fiscal quarter has historically produced the weakest operating results primarily due to the effects of reduced leisure travel.

Competition

All of our vacation ownership and vacation ownership related products face competition for prospects, sales leads and personnel from established, highly visible operators, as well as a fragmented array of smaller operators and owners. In developing, marketing and selling Vacation Interests, we compete against the vacation ownership divisions of several established and respected hospitality companies. These include Marriott (which operates Marriott Vacation Club, the Ritz-Carlton Club, Horizons by Marriott and Marriott Grand Residence Club), Cendant (which operates Fairfield Resorts, Equivest Finance Inc, and Trendwest Resorts), Hilton (Hilton Grand Vacations), Starwood (Starwood Vacation Ownership), and Disney (Disney Vacation Club). In addition, in certain markets we also compete with many established companies focused primarily on vacation ownership, and it is possible that other potential competitors may develop properties near our current resorts and compete with us in the future. The majority of the remaining worldwide vacation ownership resorts are owned and operated by smaller, regional companies. We believe that the vacation ownership industry will continue to consolidate in the future.

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

Insurance

We generally carry commercial general liability insurance and, with respect to resort locations that we manage and for corporate offices, a manuscript all-risk property insurance policy with fire, flood, windstorm and earthquake coverage and additional coverage for business interruption arising from insured perils. We believe that the insurance policy specifications, insured limits and deductibles are similar to those carried by other resort hotel operators and we believe them to be adequate. There are certain types of losses, such as losses arising from acts of war or terrorism that are not generally insured because they are either uninsurable or not economically insurable.

Intellectual Property

We own and control a number of trade secrets, trademarks, trade names, copyrights and other intellectual property rights, including the “Sunterra®,” “Club Sunterra®,” “Own Your World®,” “SunOptions®,” and “Sunterra Escapes®” registered trademarks, and “Grand Vacation Club™,” and “One World, One Club™” which, in the aggregate, are of material importance to our business. We are licensed to use technology and other intellectual property rights owned and controlled by others, and we license other companies to use technology and other intellectual property rights owned and controlled by us.

Governmental Regulation

Our marketing and sales of Vacation Interests are subject to extensive and ever-changing regulations by the federal and state governments and foreign jurisdictions in which our resort properties are located and in which Vacation Interests are marketed and sold. At the U.S. federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which generally prohibits unfair or deceptive acts or competition in interstate commerce. Other significant U.S. federal legislation to which we are or may be subject to includes the Truth-In-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Fair Housing Act, the Americans With Disabilities Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Gramm Leach Bliley Act, the Real Estate Settlement Procedures Act, the Deceptive Mail Prevention and Enforcement Act, the Civil Rights Acts of 1964 and 1968 and federal and state securities laws.

Recent federal legislation amends the Telemarketing Sales Rule, regulated by the Federal Trade Commission, to include provisions for a nationwide telemarketing do-not-call registry. Generally, telemarketers are prohibited from calling anyone on that registry. Telemarketers must pay a fee to access the registry, and are required to do so on a quarterly basis. Enforcement of the federal do-not-call provisions began in the fall of 2003, and the rule provides for fines of up to $11,000 per violation.

As an example, in most states we are required to deliver a disclosure statement, sometimes referred to as a public offering statement or public report, to all prospective purchasers of Vacation Interests, together with certain additional information concerning the terms of the purchase. Laws in most states generally grant the purchaser of a vacation interest the right to cancel a contract of purchase at any time within a period ranging from three to ten calendar days following the later of the date the contract was signed or the date the purchaser received the last of the documents which we are required to provide to the purchaser. Most states have other laws that regulate other activities such as those relating to real estate licensure, exchange program registration, seller of travel licensure, anti-fraud laws, telemarketing and do not call laws, prize, gift and sweepstakes laws and labor laws. Any failure to comply with applicable laws or regulations could have a material adverse effect on our business, results of operations or financial condition.

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

A number of U.S. federal, state and local laws, including the Fair Housing Amendments Act of 1988 and the Americans with Disabilities Act, impose requirements related to access to and use by disabled persons of a variety of public accommodations and facilities. A determination that our resorts are public accommodations and that we are not in compliance with these accessibility laws could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. Because some accessibility laws impose ongoing obligations, we are likely to incur additional costs to improve the accessibility of our resorts based upon Sunterra’s percentage ownership. These costs, however, are not expected to have a material adverse effect on our business, results of operations or financial condition. Any new legislation may impose further burdens or restrictions on property owners with respect to access by disabled persons. If a homeowners association at a resort were required to make significant improvements as a result of non-compliance with these accessibility laws, special assessments might be needed to fund such improvements, which additional costs might cause Vacation Interests owners to default on their mortgages or cease making required homeowners association assessment payments. In addition, the homeowners association under these circumstances may pursue the resort developer to recover the cost of any corrective measures. We are not aware of any non-compliance with accessibility laws that management believes would have a material adverse effect on our business, results of operations or financial condition.

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

The marketing and sales of club Sunterra Europe’s points-based vacation ownership system and our other operations are subject to national and European regulation and legislation. Within the European Community (which includes all the countries in which we conduct our operations), the European Timeshare Directive of 1994 (the “Directive”) regulates vacation ownership activities. The terms of the Directive require us to issue a disclosure statement providing specific information about our resorts, require a 10-day rescission period and prohibit the acceptance of payments prior to the expiration of that rescission period. Member states are permitted to introduce legislation that is more protective of the consumer when implementing the Directive. Most of our purchasers are residents of the United Kingdom, where the Directive has been implemented by way of an amendment to the Timeshare Act 1992. In the United Kingdom, a 14-day rescission period is mandatory. There are other United Kingdom laws which are applicable to us, including the Consumer Credit Act 1974, the Unfair Terms in Consumer Contracts Regulations 1994 and the Package Travel, Package Holidays and Package Tours Regulations 1992 and various amending legislation. The Timeshare Act 1992 may have an extra-territorial effect in that United Kingdom resident purchasers buying timeshare interests where the accommodation is situated in other European Economic Area States may rely upon it. All the countries in which we operate have consumer and other laws that regulate our activities in those countries.

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

In connection with the acquisition and development of Embassy Vacation Resort Lake Tahoe and Sunterra Resorts San Luis Bay Inn, several areas of environmental concern have been identified. The areas of concern at Lake Tahoe relate to possible soil and groundwater contamination that has migrated onto the resort site from an underground petroleum storage tank on an adjacent upgradient property. We have been indemnified by the former owner of the upgradient property for certain costs and expenses in connection with the off-site contamination. California regulatory authorities are monitoring the off-site contamination and the parties have taken action to comply with the remedial action plan put in place by the Lahontan Regional Water Quality Control Board. Residual contamination exists on the resort site as a result of leaking underground storage tanks that were removed prior to our acquisition of the resort site. An in-situ groundwater remediation system was installed to enhance remediation effectiveness. This groundwater remediation system consists of three pumping wells and a carbon filtration system. The groundwater is pumped from the aquifer under the property, treated by the carbon filtration system, and pumped back into the aquifer. This remediation system will operate for approximately two years. We do not believe that we will be held liable for this contamination and do not anticipate incurring material costs in connection with this site. There can be no assurance, however, that the party responsible for the clean up of this contamination will meet its obligations in a complete and timely manner.

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

Employees

As of December 31, 2003, we had approximately 4,700 full and part-time employees. None of our employees are represented by a labor union except for 19 employees in Europe. We are not aware of any union organizational efforts with respect to our employees.

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

We compete with both branded and non-branded hospitality and lodging companies, as well as other established vacation ownership companies. Although major lodging and hospitality companies such as Marriott, Disney, Hilton and Starwood have established vacation ownership operations in the past decade, the industry remains largely unbranded and highly fragmented. We believe that the majority of the vacation ownership resorts are owned and operated by smaller, regional companies.

Unfavorable general economic and industry conditions may affect our business and could decrease the demand for vacation ownership units, impair our ability to collect our mortgages receivable and increase our costs

Our business has been adversely affected in recent years by unfavorable general economic and industry conditions, including the effects of weak domestic and world economies, rising unemployment and job insecurity, the terrorist attacks in the United States in September 2001, instability in the airline industry and geopolitical conflict in the Middle East, North Korea and other areas. Any additional downturn in economic conditions or any price increases related to the travel and tourism industry, such as higher airfares or increased gasoline prices, could depress discretionary consumer spending and have a material adverse effect on our business. Any such economic conditions, including recession, may also adversely affect the future availability of attractive financing rates for us or for our customers and may materially adversely affect our business. Furthermore, changes in general economic conditions may adversely affect our ability to collect our loans to Vacation Interest buyers. Because our operations are conducted solely within the vacation ownership industry, any adverse changes affecting the industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and vacation patterns, changes in governmental regulation of the industry, increases in construction costs or taxes and negative publicity for the industry, could have a material adverse effect on our business.

We will continue to be subject to extensive government regulation which may result in additional costs

Our marketing and sales of Vacation Interests are subject to extensive and ever-changing regulations by the federal and state governments and foreign jurisdictions in which our resort properties are located and in which Vacation Interests are marketed and sold. On the United States federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which generally prohibits unfair or deceptive acts or competition in interstate commerce. Other significant federal legislation to which we are or may be subject includes the Truth-In-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Fair Housing Act, the Americans With Disabilities Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Gramm-Leach-Bliley Act, the Real Estate Settlement Procedures Act, the Deceptive Mail Prevention and Enforcement Act, the Civil Rights Acts of 1964 and 1968 and federal and state securities laws.

Recent federal legislation amends the Telemarketing Sales Rule, regulated by the Federal Trade Commission, to include provisions for a nationwide telemarketing do-not-call registry. Generally, we are prohibited from calling anyone on that registry. We are required to pay a fee to access the registry on a quarterly basis as required by the rules. Enforcement of the federal do-not-call provisions began in the fall of 2003, and the rule provides for fines of up to $11,000 per violation. This legislation may restrict our ability to market effectively our services to new customers. Furthermore, compliance with the new legislation may prove difficult and we may incur penalties under this legislation for conducting our marketing activities.

In addition, many states have adopted specific laws and regulations regarding the establishment of condominium and timeshare projects and the sale of vacation interest ownership programs. As an example, in most states we are required to deliver a disclosure statement, sometimes referred to as a public offering statement or public report, to all prospective purchasers of Vacation Interests, together with certain additional information concerning the terms of the purchase. Laws in most states generally grant the purchaser of a vacation interest the right to cancel a contract of purchase at any time within a period ranging from three to ten calendar days following the later of the date the contract was signed or the date the purchaser received the last of the documents which we are required to provide to the purchaser. Most states have other laws that regulate other activities such as those relating to real estate licensure, exchange program registration, seller of travel licensure, anti-fraud laws, telemarketing and do not call laws, prize, gift and sweepstakes laws and labor laws. Any failure to comply with applicable laws or regulations could have a material adverse effect on our business, results of operations or financial condition.

We emerged from Chapter 11 bankruptcy proceedings in July 2002

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

Upon emergence from our bankruptcy proceeding, we adopted the principles of fresh-start financial accounting effective as of July 31, 2002 as described in Note 2 to our consolidated financial statements. Our adoption of fresh-start accounting means that our consolidated financial statements for recent periods prepared on this basis are not comparable in all respects with our consolidated financial statements for prior periods. This lack of comparability may make it more difficult for investors to evaluate our financial condition and results of operations.

There can be no assurance that our reorganization will continue to be successful or that we will be able to operate our business profitably following our emergence from bankruptcy. Certain of the challenges that contributed to our filing for bankruptcy, such as intense industry competition and a downturn in economic conditions affecting the travel and tourism industry, continue to exist, could worsen and are likely to continue to affect our business operations and financial condition adversely. Other companies that have emerged from bankruptcy have encountered operational and financial problems that have caused them to seek bankruptcy protection for a second time.

Our ability to succeed will be dependent upon our ability to continue to successfully implement our business plan, as to which no assurance can be given

Our ability to execute our business plan must be considered in light of the inherent risks, expenses and difficulties typically encountered by companies emerging from bankruptcy, particularly companies with new and evolving business models. Such unique difficulties include obtaining widespread consumer acceptance for our system wide “One World One Club” points-based vacation system, and the potential development of comparable vacation ownership products by competitors.

We may not be able to effectively integrate points-based vacation ownership programs into a true “One World One Club” under our Club Sunterra exchange program

As an integral part of our business plan, we are seeking to achieve true club globalization through the integration of our existing separate points-based vacation exchange systems into a functionally single “One World One Club” system, with the existing Club Sunterra system serving as the platform for this points-based exchange program. Although we have operated points-based vacation ownership systems separately, we have not previously developed a true, global, system-wide points-based vacation ownership system, and no assurance can be given as to our ability to efficiently implement such a system, given differences in levels of maintenance fees among the several points-based systems. Points-based vacation ownership systems, like traditional timeshare arrangements, are subject to extensive regulation by federal, state and local jurisdictions, which regulation may adversely impact, delay or prevent achievement of our integration goals.

We may not successfully integrate our acquisitions

Our growth strategy may continue to include acquisitions. Our ability to successfully integrate acquisitions will depend on a number of factors including our ability to market and sell Vacation Interests at the acquired resorts, our ability to manage acquired resorts in a manner that results in customer satisfaction and our ability to integrate vacation club operations with Club Sunterra, as well as the need to achieve other back office efficiencies. There is no assurance that we will be successful with respect to any of these factors. During the start-up phase of sales at a newly acquired resort we could experience lower operating margins at that resort until its sales operation matures. The lower margins could negatively impact our cash flow. We cannot provide assurance that we will maintain or improve our operating margins at newly acquired resorts or that they will not reduce our overall operating margins.

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

Changes in interest rates may increase our borrowing costs and otherwise adversely affect our business

The interest rates applicable to borrowings under our senior credit facility are subject to change based on fluctuations in short-term interest rates. If these rates increase, our interest expense would increase and our results of operations would be adversely affected. Our business and our strategies for future growth are dependent on our ability to obtain additional debt financing to fund our operations and to access the securitization markets to expand our portfolio of mortgages and contracts receivable. Increases in interest rates, changes in the financial markets and other factors could increase our borrowing costs, prevent us from accessing the securitization markets and otherwise reduce our ability to obtain the funds required for our future operations. Our business and results of operations are also dependent on the ability of our customers to finance their purchase of Vacation Interests. Limitations on the availability of financing to our customers or increases in the cost of such financing could reduce our sales of Vacation Interests and adversely affect our operations.

Fluctuations in foreign currency exchange rates may affect our reported results of operations

We receive a significant portion of our revenues from our European resorts, the operations of which are primarily conducted in euros and British pounds. Because our financial results are reported in U.S. dollars, fluctuations in the value of the euro and British pound against the U.S. dollar have had and will continue to have a significant effect on our reported financial results. A decline in the value of the euro or British pound against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of the euro or British pound will tend to increase our reported revenues and expense. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods.

An increase in the delinquency rate of our portfolio of mortgages and contracts receivable could adversely affect our financial condition and results of operations

We provide financing to consumers for the purchase and lease of Vacation Interests in North America and the Caribbean. We benefit by retaining a positive cash flow spread that results from the difference between our borrowing rate and the rate charged to our owner families. As of December 31, 2003, our mortgages and contracts receivable portfolio included approximately 30,600 active loans and contracts totaling approximately $201.0 million in outstanding principal. In Europe, we generally originate mortgages receivable for a third party financial institution and receive a commission based on the principal amount of eligible consumer loans we originate.

A significant increase in the delinquency rate applicable to our portfolio of mortgages and contracts receivable could adversely affect our financial condition and results of operations. An increased level of delinquencies could result from changes in economic or market conditions, increases in interest rates, adverse employment conditions and other factors beyond our control. Increased delinquencies could also result from our inability to evaluate accurately the credit-worthiness of the customers to whom we extend financing.

We derive a portion of our revenues through contracts to manage affiliated resorts and the expiration or termination of these management contracts could adversely affect our results of operations

We are a party to management contracts under which we receive fees for providing management services to certain affiliated resorts. During our 2003 fiscal year, we earned management fees of $20.1 million, representing approximately 6.5% of our total consolidated revenues for this period. Our management contracts generally have three year terms, except in Europe where the contracts generally run for the life of the association, and provide for early termination rights in certain circumstances. If we fail to renew a significant number of our management contracts or the contracts are otherwise terminated, we will no longer be entitled to receive management fees under these contracts and our results of operations could be adversely affected.

We may be unable to attract, retain and motivate necessary management and other skilled personnel which could have a material adverse impact on our operations

We will face intense competition for and may not be able to attract, motivate and retain personnel with the skills and experience needed to successfully manage our business and operations and successfully implement our business plan. Our inability to attract, hire or retain the necessary executive, sales, finance, technical, marketing, information systems and other personnel, or the loss of the services of any member of our senior management team, could have a material adverse effect on our business, financial condition or results of operations.

We are subject to various restrictions under our senior finance facility which limit our ability to incur debt

Our senior finance facility contains various restrictions and limitations that may affect our business and affairs. These include restrictions and limitations relating to our ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. Our senior finance facility also requires that we maintain certain financial ratios and comply with other financial covenants. Our failure to comply with any of these provisions, or to pay our obligations under our senior finance facility or other loan agreements, could result in foreclosure by the lenders of their security interests in our assets, as discussed in the following paragraph, and could otherwise have a material adverse effect.

Virtually all of our assets are subject to security interests and may be unavailable to us or certain of our creditors

Substantially all of our cash, receivables, inventory and other assets are subject to liens and security interests. If our senior finance facility lender or any other holder of a security interest becomes entitled to exercise its rights as a secured party, it would have the right to foreclose upon and sell or otherwise transfer the collateral subject to their security interest, and the collateral accordingly would be unavailable to us or to our other creditors, except to the extent that the value of the affected collateral exceeds the amount of indebtedness in respect of which such foreclosure rights are exercised.

Our continued liquidity depends on our ability to borrow against our notes receivable and inventory

In North America we offer financing of up to 90% of the purchase price to purchasers of Vacation Interests. Approximately 58% of our domestic Vacation Interest revenues were financed with us for the year ended December 31, 2003. However, we incur selling, marketing and administrative cash expenditures prior to and concurrent with the sale. Accordingly, our ability to borrow against the notes receivable we receive from our customers is a critical factor in our continued liquidity. As of December 31, 2003, our borrowings secured by mortgages and contracts receivable under our senior finance facility were $127.3 million and the borrowings secured by unsold inventory and points were $90.7 million. If this facility was to terminate or expire and we were unable to replace it with a comparable facility, our liquidity and cash flow would be materially and adversely affected.

We may not be able to access the securitization markets or otherwise raise additional capital in the future and our inability to do so could have an adverse effect on our business

Prior to our bankruptcy, we securitized a substantial portion of the mortgages and contracts receivable we generated by financing the purchase of Vacation Interests by our customers. Since our bankruptcy, we have not securitized our mortgages and contracts receivable and have utilized our senior credit facility to fund our mortgages and contracts receivable portfolio. We currently anticipate accessing the securitization markets in the second quarter of 2004, however there can be no assurance regarding our ability to successfully do so. If we are unable to access the securitization markets, we may be required to obtain additional debt or equity financing to finance our operations. We cannot ensure that this additional financing will be available or, if it is available, that it can be obtained on terms and conditions we will deem acceptable. Any additional financing derived from the sale of equity securities, including convertible debt securities, may result in significant dilution to our stockholders.

Our common stock has a limited trading history on the Nasdaq National Market and our common stock price may experience volatility

Our common stock began trading on the Nasdaq National Market on January 5, 2004. Prior to that date, our common stock was quoted on the OTC Bulletin Board. Because our common stock has a limited trading history on the Nasdaq Stock Market, we cannot assure that an active trading market for our common stock will continue in the future. If an active and liquid trading market does not continue, our stock price may be adversely affected and investors may have difficulty in trading their shares. In addition, the market price of our common stock may be subject to significant fluctuations in response to numerous factors, including variations in our annual or quarterly financial results or those of our competitors, changes by financial analysts in their estimates, if any, of our future earnings, unfavorable publicity or conditions in the economy in general or in the travel, vacation ownership and leisure industries in particular. The stock market also has, from time to time, experienced significant price and volume fluctuations that have been unrelated to the operating performance of companies with publicly traded securities. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of our management’s attention and resources.

Future public sales of our shares could adversely affect our stock price

Future sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. The issuance of shares of our common stock under our plan of reorganization was exempt from the registration requirements of the federal and state securities laws. Persons who are not our affiliates and who acquired shares pursuant to our plan of reorganization may trade those shares. Our affiliates who acquired shares of our common stock pursuant to our plan of reorganization may sell those shares in the public market subject to applicable volume and other limitations imposed under the federal securities laws or pursuant to a registration statement registering such shares for resale to the public. A total of 18,494,890 shares of common stock have been issued to date pursuant to our plan of reorganization. We expect that an additional 600,000 shares of common stock will be issued during the next three to six months pursuant to our plan of reorganization and that the remaining 905,110 shares of common stock will be issued at the settlement of certain claims, the expected date of which is uncertain at this time. Resale of these shares, or the perception that resale could occur, could cause the market price of our common stock to decrease significantly.

We do not anticipate paying any dividends in the foreseeable future

We do not anticipate paying any dividends on our common stock in the foreseeable future. In addition, covenants in certain debt instruments to which we are a party restrict our ability to pay dividends and make certain other payments. In particular, our senior finance facility prohibits the payment of dividends or the making of other distributions to stockholders. Certain institutional investors may only invest in dividend-paying equity securities or may operate under other restrictions that may prohibit or limit their ability to invest in our common stock.

We are subject to anti-takeover provisions under Maryland law and our charter and bylaws that could delay or prevent a change in control and adversely affect the price of our common stock

Certain provisions of the Maryland General Corporation Law and of our charter and bylaws may have the effect of delaying or preventing a change in control of Sunterra. These provisions may make it more difficult for other persons, without the approval of our board of directors, to make a tender offer or otherwise acquire substantial amounts of our common stock or to launch other takeover attempts that stockholders might consider to be in their best interests. These provisions could limit the price that certain investors are willing to pay in the future for shares of our common stock.

Provisions in our charter and bylaws that may have the effect of delaying or preventing a change in control include:

•	limits on the ability of stockholders to call special meetings of stockholders;

•	advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	the right of our board of directors, without stockholder approval, to reclassify any unissued shares of our common stock as shares of preferred stock and to fix the preferences, conversion or other rights, voting powers, restrictions, qualifications, dividends and terms or conditions of redemption of those shares.

We are subject to the Subtitle 6 of the Maryland General Corporation Law, which prohibits “business combinations” for a period of five years with persons owning 10% or more of the voting shares of a corporation’s outstanding stock, unless the combination is approved by the board of directors prior to the person acquiring 10% or more of the stock or is approved by an extraordinary stockholder vote. We are also subject to Subtitle 7 of the Maryland General Corporation Law, which limits the voting rights of “control shares” acquired in a “controlled share acquisition” except to the extent approved by extraordinary stockholder vote.

Subtitle 8 of the Maryland General Corporation Law provides that a Maryland corporation that is subject to the Securities Exchange Act of 1934 and that has at least three outside directors (who are not affiliated with any potential acquirer of the company) under certain circumstances may elect by resolution of its board of directors or by amendment of its charter or bylaws to be subject to statutory corporate governance provisions that may be inconsistent with the corporation’s charter and bylaws. Under these provisions, a board of directors may divide itself into three separate classes without the vote of stockholders so that only one-third of the directors are elected each year. Directors serving on a board of directors classified in this manner may not be removed from office without cause and the classified board arrangement may not be altered by amendment to the charter of the corporation.

Further, the board of directors may, by electing to be covered by the applicable statutory provisions and notwithstanding the corporation’s charter or bylaws:

•	provide that special meetings of stockholders may be called only at the request of stockholders entitled to cast a majority of the votes entitled to be cast at a meeting of stockholders;

•	reserve for itself the right to fix the number of directors constituting the board of directors;

•	provide that a director may be removed only by the vote of at least two-thirds of the votes entitled to be cast generally in the election of directors; and

•	retain for itself sole authority to fill vacancies created by an increase in the size of the board or the death, removal or resignation of a director.

In addition, a director elected to fill a vacancy under these provisions serves for the balance of the unexpired term rather than until the next annual meeting of stockholders.

A board of directors may implement all or any of these provisions without amending the charter or bylaws and without stockholder approval. The Maryland General Corporation Law further provides that an act of a director relating to or affecting an acquisition or potential acquisition of control of a corporation, including a decision by a director to implement the provisions of Subtitle 8, is not subject to a higher duty or greater scrutiny than is applied to any other act of a director. Although a corporation may be prohibited by its charter or by resolution of its board of directors from electing any of the provisions of the statute, Sunterra has not adopted such a prohibition. If our board of directors chooses in the future to implement these provisions, it could discourage offers to acquire our common stock and could delay or prevent a change in control of Sunterra.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. The general public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street NW, Washington DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This site is located at www.sec.gov.

Our Internet address is www.sunterra.com. On our Internet website, we provide a link to the SEC’s website where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934 can be viewed. Upon request, we will make available free of charge copies of the aforementioned reports, as well as copies of the charters of the three independent committees of our board of directors and our Code of Business Conduct and Ethics. This information can be requested through our website or by written request to us at: Sunterra Corporation, Investor Relations Department, 3865 West Cheyenne Avenue, North Las Vegas, Nevada 89032. The information contained on our website, or on other websites linked to our website, is not part of this report.

ITEM 2.	PROPERTIES

Our principal executive office is located in approximately 52,000 square feet of leased space in North Las Vegas, Nevada. This location also holds our consumer finance and property management operations as well as the majority of our domestic administrative, marketing, legal, construction management, accounting, finance and support operations. Similar functions for Sunterra Europe, our European subsidiary, are housed in approximately 40,000 square feet of leased space in Lancaster, England. We also lease a number of smaller offices in Arizona, California, Florida and Virginia, and have short-term lease agreements for multiple off-premises contact booths and sales centers at various locations. We own a 9,000 square foot building in Sedona, Arizona, where administrative functions relating to our Sedona resorts are housed, and an approximately 25,000 square foot building in Orlando, Florida, which, prior to our relocation to North Las Vegas in 2002, was our world headquarters. This property is currently under contract to be sold. Historically, our Sunterra Pacific operations were also housed at a leased facility in Bellevue, Washington.

As of December 31, 2003, resorts at which Sunterra owns unsold Vacation Interests, or with which Club Sunterra holds an affiliation agreement totaled ninety-one resorts; sixty of which are located in the United States, Canada, the Caribbean and Mexico, and thirty-one of which are located in Europe. Twenty of the resorts located in Hawaii, Mexico, Canada and the Pacific Northwest have been affiliated with Club Sunterra through an agreement with the Vacation Timeshare Owners Association (“VTSOA”), which agreement terminated when Sunterra Pacific’s management agreement with the VTSOA ended. These resorts remain affiliated with Club Sunterra pending finalization of a new Club Sunterra affiliation agreement with the VTSOA. The following table shows the number of resorts at which Sunterra owned unsold Vacation Interests or with which Club Sunterra holds an affiliation agreement as of December 31, 2003, by the state and country of their location:

State	Number of Locations	Country/Region	Number of Locations
Arizona	7	Austria	1
California	4	Canada	1
Colorado	1	France	4
Florida	10	Germany	1
Hawaii	11	Italy	1
Idaho	1	Mexico	2
Missouri	1	Netherlands Antilles	2
Nevada	6	Portugal	1
New Mexico	1	Spain	17
Oregon	2	Balearic Islands	4
South Carolina	3	Canary Islands	9
Tennessee	4	Costa del Sol	4
Texas	1	United Kingdom	6
Virginia	2	England	5
Washington	1	Scotland	1

All of the units in our resorts are fully furnished and generally include telephones, televisions, VCRs and stereos, and all but the studio units feature full kitchens. Most of the units contain a washer, dryer and microwave, and many units also include a private deck.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we are subject to various legal claims and actions. In the opinion of management, taking into account the effect of the plan of reorganization, any liability arising from or relating to these claims, or other claims under the plan, should not materially and adversely affect us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization” for a further description of the nature and results of our reorganization, and note 25 to the accompanying consolidated financial statements for a general description of our commitments and contingencies.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2003, no matter was submitted to a vote of our security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock began trading on the Nasdaq National Market on January 5, 2004, under the symbol “SNRR.” For the period from January 2, 2003, until January 2, 2004, our common stock was traded on the over-the-counter bulletin board system. During the period from July 29, 2002 through December 31, 2002, there was no established public trading market for our common stock.

On July 29, 2002, we emerged from Chapter 11 bankruptcy proceedings. Under our plan of reorganization, previously outstanding shares of our common stock were canceled, and approximately 18 million shares of new common stock were issued to pre-petition creditors pursuant to the plan. As a result of the cancellation of outstanding shares of the common stock at July 29, 2002, the issuance of new common stock pursuant to our plan of reorganization and the lack of an established public trading market for our new common stock during the period from July 29, 2002 through December 31, 2002, a quarterly disclosure of the closing prices for the common stock for the fiscal year ended December 31, 2002 is not meaningful and has not been included in this report. The high and low closing prices for our common stock for each quarter during the 2003 fiscal year are set forth below, as reported in the transaction reporting system.

Fiscal 2003	High	Low
Quarter Ended March 31, 2003	$6.00	$4.75
Quarter Ended June 30, 2003	$9.00	$5.06
Quarter Ended September 30, 2003	$12.00	$8.10
Quarter Ended December 31, 2003	$13.55	$9.85

Holders

As of February 25, 2004, there were approximately 1,500 holders of record of our common stock. The number of beneficial owners may be substantially greater than the number of record holders, because a large portion of our common stock is held of record through brokerage firms in “street name.”

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain future earnings to finance our operations. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect of the payment of dividends and other factors that the Board of Directors deems relevant. Pursuant to the terms of our senior finance facility, our ability to pay dividends is restricted. See “Business—Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

See Item 12 for information about our equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data of Sunterra for the fiscal years ended December 31, 2003, 2002 and 2001. For purposes of this presentation, the year ended December 31, 2003 (Successor) has been compared to the combined results of operations for the seven months ended July 31, 2002 (Predecessor) and the five months ended December 31, 2002 (Successor), and to the year ended December 31, 2001 (Predecessor). You should read the following financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes contained elsewhere in this report.

	Successor	Combined Successor and Predecessor	Predecessor
	Year Ended December 31,
	2003	2002	2001
	(Amounts in thousands)
Statement of Operations Data:
Revenues:
Vacation Interest	$216,279	$184,681	$167,936
Resort rental	11,021	15,570	14,359
Management services	30,433	29,167	31,540
Interest	26,421	30,581	31,573
Other	24,107	23,913	29,117

Total revenues	308,261	283,912	274,525

Costs and Operating Expenses:
Vacation Interests cost of sales	40,464	36,967	34,275
Advertising, sales and marketing	119,017	110,536	100,177
Vacation Interest carrying costs	17,481	18,848	20,508
Provision for doubtful accounts and loan losses	5,638	7,310	18,745
Loan portfolio	10,052	12,835	10,417
General and administrative	70,643	75,415	73,264
Depreciation and amortization	11,549	12,971	18,515
Interest	26,309	19,036	20,477
Reorganization	(619)	(325,235)	50,350
Restructuring	1,274	6,099	—
Impairment of reorganization value in excess of identifiable assets	91,586	—	—
Impairment of assets	2,297	—	—

Total costs and operating expenses	395,691	(25,218)	346,728

Income (loss) from operations	(87,430)	309,130	(72,203)
Income from investments in joint ventures	3,340	4,485	3,381

Income (loss) before provision for income taxes	(84,090)	313,615	(68,822)
Provision for income taxes	5,109	5,953	2,717

Net income (loss)	$(89,199)	$307,662	$(71,539)

Balance Sheet Data:
Cash and cash equivalents	$21,305	$22,960	$27,207
Total assets	654,053	732,253	663,491
Borrowings under line of credit agreements	245,725	240,065	68,311
Notes payable	3,201	4,136	28,005
Liabilities subject to compromise	—	—	712,866
Total stockholders’ equity (deficiency)	203,578	284,326	(335,750)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with Item 6, “Selected Financial Data,” and our consolidated financial statements and related notes in Item 8. This discussion and analysis contains forward-looking statements. Please see “Forward Looking Statements” and “Risk Factors” for discussions of the uncertainties, risks and assumptions associated with these statements.

For purposes of discussion of results of operations, the year ended December 31, 2003 (Successor) has been compared to the combined results of operations for the seven months ended July 31, 2002 (Predecessor) and the five months ended December 31, 2002 (Successor). Likewise, the combined results of operations for the seven months ended July 31, 2002 (Predecessor) and the five months ended December 31, 2002 (Successor) have been compared to the results of operations for the year ended December 31, 2001 (Predecessor).

Overview

Sunterra Corporation, through its consolidated subsidiaries, joint ventures and affiliated resorts, is one of the largest companies in the vacation ownership resort industry, our single reportable operating segment. Through a network of ninety-one owned or affiliated resorts located around the globe, our operations consist of:

•	acquiring, developing and operating vacation ownership resorts,

•	marketing and selling Vacation Interests to the public at our resort locations and off-site sales centers by:

•	selling vacation points which may be redeemed for occupancy rights for varying lengths of stay at participating resort locations, which we refer to as “Vacation Points,”

•	selling vacation ownership interests which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity, which we refer to as “Vacation Intervals” (together with Vacation Points, referred to as “Vacation Interests”) and

•	leasing Vacation Intervals at certain Caribbean locations

•	providing consumer financing to individual purchasers of Vacation Interests,

•	providing resort rental, management, maintenance and collection services for which we receive fees paid by the resorts’ homeowners associations and

•	operating our membership and exchange programs.

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

Our plan of reorganization provided for the discharge of pre-petition claims and equity interests and for distributions to our pre-petition creditors, which are briefly summarized below:

•	all of our old common stock and options and warrants exercisable for our old common stock were cancelled,

•	our former publicly held notes of approximately $478 million were discharged in exchange for approximately 18 million shares of our new common stock, and holders of our former convertible subordinated notes received five year warrants to purchase up to 600,000 shares of our common stock at an exercise price of $20.00 per share,

•	pre-petition general unsecured claims were extinguished in exchange for up to approximately 2 million shares of our new common stock to be distributed to holders of allowed claims on a pro rata basis,

•	former note holders and holders of pre-petition general unsecured claims also are entitled to receive certain non-transferable beneficial interests in a litigation trust formed pursuant to the plan to which certain pre-petition claims were transferred pursuant to the plan and

•	certain pre-petition secured creditors received new secured debt.

Also, in connection with the effectiveness of our plan of reorganization we:

•	amended and restated our Bylaws and also filed Articles of Amendment and Restatement with the Maryland State Department of Assessments and Taxation authorizing an aggregate of 30,000,000 shares of new common stock, par value $0.01 per share,

•	entered into a senior finance facility with Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”), as agent and lender, with a maximum availability of $300 million to be used to make cash payments required under the plan and for general corporate and working capital purposes. As part of this loan agreement, Merrill Lynch was granted warrants exercisable for the purchase of 1,190,148 shares of new common stock at an exercise price of $15.25 per share (the deemed value of the shares for purposes of the plan), subject to adjustment under certain anti-dilution provisions of the warrant agreement. The loan and related warrant agreements were amended in February 2004—see Note 29 to the accompanying consolidated financial statements,

•	adopted the Sunterra Corporation 2002 Stock Option Plan, under which we may grant certain employees options to purchase shares of new common stock, and reserved 2,012,821 shares of new common stock for issuance under this plan and

•	entered into a Registration Rights Agreement with Merrill Lynch and certain holders of new common stock and filed registration statements under the Securities Act of 1933 to register the resale of shares of new common stock by certain holders.

Further, on July 29, 2002, all existing members of our Board of Directors were deemed to have resigned and the new Board of Directors designated pursuant to the plan took office.

Fresh-start Reporting and Factors Affecting Comparability of Financial Information

Upon emergence from our Chapter 11 proceedings, we adopted the principles of fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code.” For financial reporting purposes, we adopted the provisions of fresh-start reporting effective July 31, 2002. Accordingly, all assets and liabilities were restated to reflect their respective fair values. See Note 2 to the consolidated financial statements included elsewhere in this annual report for a discussion of the fresh-start adjustments.

We recorded a net loss of $89.2 million for the year ended December 31, 2003, including charges totaling $91.6 million for the impairment of reorganization value in excess of identifiable assets and $2.3 million for the impairment of other assets. For the year ended December 31, 2002, we recorded net income totaling $307.7 million, including gains on cancellation and settlements of debt totaling $253.9 million and fresh-start adjustments of $112.7 million in conjunction with our emergence from bankruptcy on July 29, 2002. The 2002 results of operations also included $51.9 million in charges relating to the bankruptcy and our restructuring efforts during the year, including movement of our headquarters to North Las Vegas, Nevada. We incurred a net loss totaling $71.5 million for the year ended December 31, 2001, which included significant charges for reorganization expenses of $50.4 million. See the additional discussion below under “Results of Operations.” The results for all three years shown in the accompanying consolidated statements of operations reflect the substantial efforts during our entering into, and emergence from, Chapter 11 bankruptcy (see “Reorganization” above).

References to “Predecessor” refer to Sunterra and its subsidiaries through July 31, 2002. References to “Successor” refer to Sunterra and its subsidiaries on or after August 1, 2002, after giving effect to the implementation of fresh-start reporting. Successor consolidated financial statements are not comparable to Predecessor consolidated financial statements.

Reclassifications

In previously issued financial statements, the Company’s consolidated statements of operations included the captions “Vacation Interest sales,” representing sales of Vacation Interests on an accrual basis, and “Vacation Interest lease revenue” which was comprised of transactions relating to certain Caribbean resorts. Both the leasing of Vacation Interests and the homeowners’ association transactions for these two resorts were included within that caption. The line items “Vacation Interest lease revenue” and “Vacation Interest sales” have been removed and the components thereof reclassified. Sales of Vacation Interests under the accrual method and lease revenue recognized on the St. Maarten leases now comprise the caption “Vacation Interest revenue,” and revenues from the Company’s activities as the homeowners’ association of these St. Maarten resorts are now included in the caption “Management services revenue” on the accompanying consolidated statements of operations. Similarly, certain of the expenses relating to the homeowners’ association transactions, such as the provision for bad debt and depreciation expense, were reclassified from General and Administrative expenses to conform to the consolidated presentation.

Prior consolidated statements of operations included the caption “Club Sunterra membership fees,” representing fees and membership dues earned by the Company’s U.S. exchange system, Club Sunterra. These revenues are now included in the caption “Other revenues” on the accompanying consolidated statements of operations.

The Company also reclassified certain carrying costs relating to Vacation Interests of Sunterra Europe, from Advertising, Sales and Marketing expense to Vacation Interests carrying costs, to conform to the consolidated presentation. All revenues recognized relating to the overnight rental of Vacation Interests, including hotel operations and mini-vacation packages, were reclassified to Resort Rental revenues from Other revenues. The Company also receives fees and reimbursements from two joint ventures in which it holds minority equity interests. These fees were formerly classified within Other revenues, and on the accompanying consolidated statements of operations, were reclassified to Management Services revenues. Other prior year amounts have also been reclassified to conform to the 2003 consolidated presentation.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Management believes that the following accounting policies fall within the Securities and Exchange Commission’s definition of “critical accounting policies,” or involve a “critical accounting estimate” because they are particularly dependent upon estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, and changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We have reviewed our critical accounting policies with our audit committee.

Revenue Recognition

Vacation Interests

We follow the guidelines of Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate.” In accordance with SFAS No. 66, we recognize sales of Vacation Interests on an accrual basis after (i) a binding sales contract has been executed, (ii) a 10% minimum down payment has been received, (iii) the rescission period has expired, (iv) collectibility of the receivable representing the remainder of the sales price is reasonably assured and (v) we have completed substantially all of our obligations with respect to any development related to the real estate sold (i.e., construction is substantially complete and certain minimum project sales levels have been met). If all the criteria are met except, that construction is not substantially complete, then revenues are recognized on the percentage of completion (cost to cost) basis. For sales that do not qualify for either accrual or percentage of completion accounting, all revenue is deferred using the deposit method.

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

Resort rental and management services

We rent unsold Vacation Interests on a short-term basis, and additionally, will sell one-week leases and mini-vacations that allow prospective owners to sample a resort property. The related revenue is deferred until the vacation is used by the customer or the expiration date of the mini-vacation passes. Property management fee revenues are accrued as earned in accordance with the management contracts. In addition, in our capacity as the homeowners association for certain Caribbean resorts, we collect maintenance fees from the lessees on these properties, which are accrued as earned and included in management services revenue.

Interest revenue

Mortgages and contracts receivable interest is accrued as earned based on the contractual provisions of the mortgages and contracts. Interest accrual is suspended on mortgages and contracts receivable that are at least 180 days delinquent or are a first payment default.

Other revenue

Included in other revenue is revenue on the upgrade of Vacation Interval ownership to Club Sunterra membership, which is deferred and amortized over ten years. Club Sunterra membership annual dues are recognized monthly as earned. Other revenue also includes nonrefundable commissions earned by our European subsidiary on the origination of loans to customers by a third party to finance purchases of Vacation Interests. The commission revenue is recorded upon recognition of the related Vacation Interest revenue.

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

Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses

Mortgages and contracts receivable are recorded at amortized cost, including deferred loan and contract origination costs, less the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests are capitalized and amortized over the term of the mortgages or contracts receivable as an adjustment to interest income on mortgages and contracts receivable using the effective interest method. We recorded a premium in fresh-start accounting on mortgages and contracts receivable of $10.7 million as of July 31, 2002. This amount is being amortized over the estimated life of the related mortgages and contract receivable portfolio as an adjustment to interest income.

We provide for estimated mortgages and contracts receivable cancellations and defaults at the time the Vacation Interest sales are recorded by a charge to operations and a credit to an allowance for loan losses. We perform an analysis of factors such as economic conditions and industry trends, defaults, past due agings and historical write-offs of mortgages and contracts receivable to evaluate the adequacy of the allowance.

We charge off mortgages and contracts receivable upon default on the first scheduled principal and interest payment (first payment defaults) or greater than 180 days of contractual delinquency. Vacation Interests recovered on defaulted mortgages receivable are recorded in Unsold Vacation Interests and as a reduction of loan charge-offs at the lower of historical cost or fair market value of Vacation Interests at the respective property. All collection costs are expensed as incurred.

Unsold Vacation Interests

Unsold Vacation Interests are valued at the lower of cost or fair value. Development costs include both hard and soft construction costs, and together with real estate costs, are allocated to Vacation Interests. Interest, taxes and other carrying costs incurred during the construction period are capitalized and such costs incurred on completed Vacation Interest inventory are expensed. Costs are allocated to units sold on the relative sales value method. During the fourth quarter 2002, management obtained information necessary to complete its evaluation of the fair value of the unsold Vacation Interests. The recorded cost was adjusted to the estimated fair value as of July 31, 2002, in connection with adoption of fresh-start accounting.

Intangible Assets

Our 2003 and 2002 financial statements have been presented in conformity with American Institute of Certified Public Accountants’ Statement of Position (SOP) 90-7, “Financial Reporting By Entities In Reorganization Under the Bankruptcy Code,” as amended. In accordance with SOP 90-7, we were required to adopt ‘fresh-start’ accounting, under which all assets and liabilities are restated to reflect their fair value. Intangible assets at December 31, 2003 and 2002 include reorganization value in excess of identifiable assets totaling $61.6 million and $154.0 million, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we will review goodwill, along with other long-lived assets, for impairment periodically. Impairment exists when the carrying value of a reporting unit exceeds the fair value.

As of December 31, 2003, all of the Company’s goodwill arises from the adoption of fresh start accounting upon emergence from bankruptcy in July 2002, and is identified on the accompanying financial statements as “Reorganization value in excess of identifiable assets.” SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested at least annually for impairment, or more frequently if circumstances exist to indicate potential impairment. The Company has elected to perform the required testing in the fourth quarter. Under SFAS 142, goodwill is to be tested for impairment at the reporting unit level.

Under SFAS 142, the first step to test for impairment is the comparison of the fair value of the reporting unit with its carrying value (including goodwill). The Company identified its Domestic and Foreign reporting units to be tested for impairment. Carrying value in excess of the fair value of a reporting unit is an indicator of possible impairment and requires the second step of the impairment test, which is to compare the implied fair value of the goodwill to its carrying value. Implied fair value is the amount of goodwill that would be recognized in a business combination, assuming such had taken place on the measurement date. Impairment exists to the extent the carrying value of goodwill exceeds its implied fair value.

The Company utilized a discounted cash flow approach, as well as a market value approach, in its estimate of the fair value of the respective reporting units. Both methods determined that the carrying value of the Domestic reporting unit exceeded its fair value. After comparing the implied fair value of the goodwill to its carrying value, the Company concluded that impairment of the Domestic reporting unit existed and recorded a charge of $91.6 million in the fourth quarter. Since emerging from Chapter 11 in 2002 the Domestic reporting unit has underperformed relative to the Company’s Plan of Reorganization giving rise to the impairment of goodwill. During the same period, the Foreign reporting unit has consistently met expectations of the Plan.

The remainder of the balance in Intangible Assets represents management contracts and the remaining unamortized cost relating to certain intellectual property. These balances are being amortized monthly over the life of the contract or the estimated useful life of the property.

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

Results of Operations

Please refer to the information noted above in Item 6, Selected Financial Data. The following table sets forth additional operating information for the fiscal years 2003, 2002 and 2001. For purposes of discussion of results of operations, the results of operations for the year ended December 31, 2003 (Successor) have been compared to the combined results of operations for the seven months ended July 31, 2002 (Predecessor) and the five months ended December 31, 2002 (Successor), and to the year ended December 31, 2001 (Predecessor):

	2003	2002	2001
As a percentage of total revenues:
Vacation Interest	70.1%	65.0%	61.2%
Resort rental	3.6	5.5	5.2
Management services	9.9	10.3	11.5
Interest	8.6	10.8	11.5
Other	7.8	8.4	10.6

Total revenues	100.0%	100.0%	100.0%

As a percentage of Vacation Interest sales:
Vacation Interests cost of sales	18.7%	20.0%	20.4%
Advertising, sales and marketing	55.0	59.9	59.7
Vacation Interest carrying costs	8.1	10.2	12.2
Provision for doubtful accounts and loan losses	2.6	4.0	11.2

As a percentage of total revenues:
General and administrative	22.9%	26.6%	26.7%
Loan portfolio	3.3	4.5	3.8
Depreciation and amortization	3.7	4.6	6.7
Interest	8.5	6.7	7.5
Reorganization	(0.2)	(114.6)	18.3
Restructuring	0.4	2.1	—
Impairment of reorganization value in excess of identifiable assets	29.7	—	—
Impairment of assets	0.7	—	—
Total costs and operating expenses	128.4	(8.9)	126.4

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

We achieved total revenues of $308.3 million for the year ended December 31, 2003, compared to $283.9 million for the year ended December 31, 2002, an increase of $24.4 million, or 8.6%. Overall revenues for domestic operations increased $14.3 million, or 7.6% to $201.9 million for the year ended December 31, 2003 compared to $187.6 million for the year ended December 31, 2002, while revenues from foreign operations increased 10.5%, or $10.0 million to $106.3 million for the year ended December 31, 2003 from $96.3 million for the prior year. Approximately $8.6 million of the increase in revenues from our foreign operations relates to favorable foreign exchange rates. The increased revenues levels were driven by higher volumes of Vacation Interest transactions, as described below.

Vacation Interest revenues of $216.3 million for the year ended December 31, 2003 increased by $31.6 million, or 17.1%, compared to revenues of $184.7 million for the year ended December 31, 2002, fueled by a $23.3 million increase in domestic Vacation Interest revenues to $129.9 million, compared to the prior year total of $106.6 million. The opening of multiple new sales centers, new marketing collateral and tools, extensive training and a stable management team contributed to this increase, as well as the continuing maturity of the vacation ownership industry and improved awareness and understanding by the purchasing public of the industry. Inclusive of $7.0 million of favorable exchange rate movements, our foreign Vacation Interest revenues rose from $78.1 million for the year ended December 31, 2002 to $86.4 million for the year ended December 31, 2003, an increase of 10.5%. The increased levels reflect acquisitions made in 2002, offset by lower revenues in certain marketing lines.

Resort rental revenue decreased 29.2% to $11.0 million for the year ended December 31, 2003 from $15.6 million for the year ended December 31, 2002, primarily as a result of the Company’s on-going sales of Vacation Interests (which reduces the number of Vacation Interests available for rental), increased utilization of available space for internal marketing purposes (‘mini-vacation’ packages designed to give potential customers a sample of the vacations they could enjoy if the Vacation Interest is purchased), and the disposition of certain resort properties in 2002.

Management services revenues were $30.4 million in 2003, versus $29.2 million the prior year. The 4.3% increase relates to several contracts acquired in Europe and increases in the annual maintenance fees at two Caribbean resorts where the we act as the homeowners’ association, offset by the discontinuance of management contracts on several resorts sold in the prior year.

Interest revenues, the majority of which is generated from financing provided to purchasers and lessees of Vacation Interests in the United States and the Caribbean, decreased $4.2 million, or 13.6% to $26.4 million for the year ended December 31, 2003 compared to $30.6 million for the year ended December 31, 2002 due primarily to decreases in the overall levels of mortgages receivable, as well as changes in the yield mix as older, higher rate notes are paid down and replaced by newer mortgages with lower coupon rates. Additionally, as part of fresh start accounting in July 2002, the Company recorded a $10.3 million premium on the existing portfolio, which is amortized as the related principal is repaid. The 2003 results include an entire fiscal year of such amortization, $2.2 million, compared to five months of amortization, or $1.1 million, in 2002.

Other income, which mainly consists of Club Sunterra revenues, travel service revenue and finance commissions earned by our European subsidiaries, increased by $0.2 million, or 0.8% to $24.1 million, for the year ended December 31, 2003 from $23.9 million for the year ended December 31, 2002. This increase is due to increased levels of membership in the U.S. Club Sunterra program, offset by the discontinuance of certain programs in Europe.

Vacation Interest cost of sales of $40.5 million for the year ended December 31, 2003 increased $3.5 million, or 9.5%, from $37.0 million for the year ended December 31, 2002, on 17.1% higher Vacation Interest volume. As a percentage of Vacation Interest revenues for the years ended December 31, 2003 and 2002, Vacation Interest cost of sales was 18.7% and 20.0%, respectively. The improvement in this measure is attributable to the fresh start adjustments made in 2002 to Unsold Vacation Interests.

For the year ended December 31, 2003, advertising, sales and marketing costs were $119.0 million compared to $110.5 million for the year ended December 31, 2002. As a percentage of Vacation Interest revenues, these costs declined to 55.0% in 2003 compared to 59.9% in the prior year. This decrease is due to effective direct marketing programs, improvements in closing efficiencies as the sales staff stabilized, the resulting increased sales for the year ended 2003 versus 2002, allowing the costs to be spread over the larger Vacation Interest revenue pool in 2003 and increased use of in-house tours.

Vacation Interests carrying costs, which consist of annual maintenance fee, reserve and special assessments on Unsold Vacation Interests, as well as the cost of un-annexed units (owned units not declared as part of the timeshare program) decreased 7.3%, or $1.3 million, to $17.5 million for the year ended December 31, 2003 from $18.8 million for the year ended December 31, 2002. As a percentage of Vacation Interest revenues, inventory-carrying cost was 8.1% for the year ended December 31, 2003 compared to 10.2% for the year ended December 31, 2002. The decrease was primarily the result of higher charges and assessments for certain properties in 2002, as well as the sale of Vacation Interests to customers and the wholesale disposition of certain resorts in the prior year, offset by additional Vacation Interests acquired in the current year through the Epic Resorts acquisition.

The provision for doubtful accounts and loan losses was $5.6 million for the year ended December 31, 2003 compared to $7.3 million for the year ended December 31, 2002. Of these amounts, $5.5 million and $5.0 million for 2003 and 2002, respectively, related to mortgages and contracts receivable. The resulting allowances for mortgages and contracts receivable at December 31, 2003 and 2002 were $29.4 million and $32.4 million, respectively, representing approximately 14.6% and 16.3%, respectively, of the gross mortgages and contracts receivable outstanding at those dates. The balance of the provision for doubtful accounts of $0.1 million for 2003 and $2.3 million for 2002 represents provisions for estimated uncollectible amounts due from homeowner associations, assessments to owners for maintenance fees (at certain Caribbean resorts) and for other receivables. The increase in the provision for doubtful accounts and loan losses related to mortgages and contracts receivable is attributed to the higher levels of Vacation Interests revenues, as the provision is recorded as a percentage of each financed sale. The decrease in the provision for doubtful accounts for non-mortgage receivables is due to clean up and calling campaigns and other improvements to the collection process.

Loan portfolio expenses decreased 21.7% to $10.1 million for the year ended December 31, 2003 from $12.8 million for the year ended December 31, 2002. This improvement is attributable to process improvement initiatives, including standardizing underwriting procedures, increased and timely correspondence with customers whose mortgages and contracts are perceived to be in danger of becoming delinquent, and cross training of personnel allowing the team to service higher loan volumes with fewer personnel.

General and administrative expenses decreased $4.8 million to $70.6 million for the year ended December 31, 2003 from $75.4 million for the year ended December 31, 2002. As a percentage of total revenues, general and administrative expenses improved to 22.9% for 2003 from 26.6% for 2002. This decrease is attributable to the effects of restructuring initiatives implemented in late 2002 and early 2003, the disposition of certain resorts and operations in the prior year, dependence in the prior year on contract and temporary labor, as well as duplication of certain costs in 2002 associated with recruiting and moving permanent personnel to Las Vegas and maintaining “dual” headquarters.

Depreciation and amortization expense decreased 10.9%, or $1.4 million, to $11.6 million for the year ended December 31, 2003 from $13.0 million in 2002. This decrease is directly attributable to the sale of certain resorts and operations in the prior year, the reclassification of certain depreciable assets as assets held for sale, and write-off of unamortized values of certain management contracts in conjunction with implementation of fresh start accounting in 2002.

Interest expense for the year ended December 31, 2003, net of capitalized interest of $0.4 million, was $26.3 million, compared to $19.0 million, net of capitalized interest of $0.3 million, for the year ended December 31, 2002. The increase was primarily due to amortization of debt issuance costs on our senior finance facility, which were higher than under the previous borrowing facility, and higher average borrowing in 2003. In addition, contractual interest of $23.6 million on unsecured subordinated debt obligations was unaccrued in 2002 due to our bankruptcy filing.

Reorganization costs for the year ended December 31, 2003 showed a gain of $0.6 million, relating primarily to a $0.6 million gain on a settlement of certain bankruptcy-related litigation in the third quarter of 2003. The prior year gain of $325.2 million included $232.7 million and $112.7 million in gains on cancellation of pre-petition liabilities and fresh start adjustments related to our emergence from Chapter 11, respectively, and

$4.2 million and $21.2 million of net gains on asset sales and cancellation of debt, respectively. Excluding the effect of these adjustments, reorganization costs were $45.6 million. Theses charges were primarily professional fees, charges for employee retention programs and other reorganization costs.

We incurred restructuring costs of $1.3 million and $6.1 million for the years ended December 31, 2003 and 2002, respectively, related to the implementation of our 2002 strategic plan, which included streamlining of our legal structure, relocation of our headquarters to North Las Vegas, Nevada and expenditures related to the “One World, One Club™” points-based program. The majority of our restructuring processes and associated costs occurred in the third quarter of 2002.

Impairment of assets totaled $93.9 million in 2003. These charges included $91.6 million for the impairment of the reorganization value in excess of identifiable assets, $0.9 million related to our former headquarters in Orlando in conjunction with a pending sale, $0.9 million relating to Unsold Vacation Interests relating to a resort disposed of, and $0.5 million representing the undepreciated cost of our former (sword) enterprise software. We completed our development of the ATLAS enterprise software, and as such, the (sword) software was deemed to have no continuing value and was written off in the third quarter of 2003. There were no charges for impairment of assets in 2002.

We recorded provisions for income taxes of $5.1 million and $6.0 million for 2003 and 2002, respectively, primarily related to our European operations. The income tax benefits arising from the substantial operating losses for these years have been offset by a valuation allowance taken against the resulting deferred tax assets, the future realization of which is currently considered less than likely.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

We achieved total revenues of $283.9 million for the year ended December 31, 2002, compared to $274.5 million for the year ended December 31, 2001, an increase of $9.4 million, or 3.4%. Overall revenues for domestic operations increased $3.4 million, or 1.8% to $187.6 million for the year ended December 31, 2002 compared to $184.2 million for the year ended December 31, 2001, while revenues from foreign operations increased 6.6% to $96.3 million for the year ended December 31, 2002 from $90.3 million for the prior year, due in part to the acquisition of several resorts in 2002.

Vacation Interest revenues of $184.7 million for the year ended December 31, 2002 increased by $16.8 million, or 10.0%, compared to sales of $167.9 million for the year ended December 31, 2001. Domestic Vacation Interest revenues rose $12.1 million, or 12.7% to $106.6 million, versus $94.5 million in the prior year, and foreign Vacation Interest revenues rose from $73.4 million for the year ended December 31, 2001 to $78.1 million for the year ended December 31, 2002, an increase of 6.4%. The positive change is due to a more stable travel climate in the last two quarters of 2002 versus the prior year following the September 11, 2001 terrorist attacks, our emergence from Chapter 11 bankruptcy, and acquisitions by our European operations, partially offset by the sale of several resorts in the United States.

Further impacting Vacation Interest revenues during 2001, the Bankruptcy Court issued an order in November 2000 requiring us to provide certain consumers with renewed rescission rights for timeshare transactions entered into but not consummated fully prior to the date we filed for bankruptcy protection. As a result, $31 million in Vacation Interest revenue was converted to pending sales. The reconfirmation acceptance for these transactions was substantially completed in 2001, and Vacation Interest revenues of $16.8 million were recognized in 2001 for customers that elected not to rescind.

Resort rental revenue increased 8.4% to $15.6 million for the year ended December 31, 2002 from $14.4 million for the year ended December 31, 2001, primarily as a result of the increased levels of domestic travel in 2002, compared to the previous year (which included the September 11 terrorist acts), as well as special incentives and discounting offered by the Company to raise volumes, offset by a decrease in the number of company-owned Vacation Interests available for rental due to on-going sales of Vacation Interests and the disposition of certain resort properties in 2002 and 2001.

Management services revenues were $29.2 million in 2002, versus $31.5 million the prior year. The 7.5% decrease relates to the discontinuance of management contracts on several resorts in 2002, and one-time assessments billed to the owners of certain Caribbean properties in 2001.

Interest revenues, primarily from financing provided to purchasers and lessees of Vacation Interests, decreased to $30.6 million for the year ended December 31, 2002 compared to $31.6 million for the year ended December 31, 2001.

Other income, which mainly consists of Club Sunterra revenues, sampler vacation program revenues, travel service revenue, resort amenity income and finance commissions, fell by $5.2 million, or 17.9% to $23.9 million, for the year ended December 31, 2002 from $29.1 million for the year ended December 31, 2001. This decline is due principally to decreases in finance commissions and travel service revenue, partially offset by higher Club Sunterra revenues, reflecting increased membership in 2002 from 2001.

Vacation Interest cost of sales of $37.0 million for the year ended December 31, 2002 increased $2.7 million, or 7.9%, from $34.3 million for the year ended December 31, 2001. As a percentage of Vacation Interest sales for the years ended December 31, 2002 and 2001, Vacation Interest cost of sales was 20.0% and 20.4%, respectively. The $2.7 million increase is consistent with the rise in Vacation Interest sales noted above.

For the year ended December 31, 2002, advertising, sales and marketing costs were $110.5 million or 59.9% of Vacation Interest revenues compared to $100.2 million or 59.7% for the year ended December 31, 2001. This represents a $10.3 million or 10.3% increase from 2001. This increase was driven by higher Vacation Interest sales and new marketing programs which offset the closing of certain sales centers and the elimination or revision of sales and the implementation of marketing and incentive programs that were deemed not to be cost effective.

Vacation Interests carrying cost decreased 8.1%, or $1.7 million, to $18.8 million for the year ended December 31, 2002 from $20.5 million for the year ended December 31, 2001 and totaled 10.2% of Vacation Interest revenues for the year ended December 31, 2002 as compared to 12.2% for the year ended December 31, 2001. The decrease was primarily the result of a decrease in the number of Company-owned Vacation Interests (due to ongoing sales and the disposition of certain resort properties in 2001 and 2002) and decreases in developer subsidies and guarantees.

The provision for doubtful accounts and loan losses was $7.3 million for the year ended December 31, 2002 compared to $18.7 million for the year ended December 31, 2001. Of these amounts, $5.0 million and $10.6 million for 2002 and 2001, respectively, related to mortgages and contracts receivable. The resulting allowances for mortgages and contracts receivable at December 31, 2002 and 2001 were $32.4 million and $36.2 million, respectively, representing approximately 16.3% and 17.3%, respectively, of the gross mortgages and contracts receivable outstanding at those dates. The decrease in the provision relates to significant changes made to underwriting guidelines in the prior year, and resulting improvements in the underlying pool of mortgages. The balance of the provision for doubtful accounts of $2.3 million for 2002 and $8.1 million for 2001 represents provisions for estimated uncollectible amounts due from homeowner associations, assessments to owners for maintenance fees (at certain Caribbean resorts) and for other receivables. The improvements in this area result from institution of stricter credit guidelines and improved collections practices.

Loan portfolio expenses increased 23.2% to $12.8 million for the year ended December 31, 2002 from $10.4 million for the year ended December 31, 2001. The overall increase is attributable to efforts in maximizing collections on delinquent accounts and recovering our Vacation Interests from defaulted loans and contracts, as well as improving loan and contract administration.

General and administrative expenses increased $2.0 million to $75.4 million for the year ended December 31, 2002 from $73.4 million for the year ended December 31, 2001. As a percentage of total revenues, general and administrative expenses improved to 26.6% for 2002 from 26.7% for 2001 and reflect our efforts to contain expenses following our exit from Chapter 11 on July 29, 2002.

Depreciation and amortization expense decreased 29.9%, or $5.5 million, to $13.0 million for the year ended December 31, 2002 from $18.5 million in 2001, primarily as a result of reduction in the basis of fixed assets due to fresh-start adjustments. Additionally, no depreciation was recorded in 2002 for certain property and equipment with a net book value of $14.0 million that were designated as held for sale.

Interest expense for the year ended December 31, 2002, net of capitalized interest of $0.3 million, was $19.0 million, compared to $20.5 million, net of capitalized interest of $0.4 million, for the year ended December 31, 2001. The decrease was primarily attributable to settlement of debt using proceeds from the senior finance facility. Contractual interest on unsecured subordinated debt obligations of $23.6 million in 2002 and $40.4 million in 2001 was unaccrued due to our bankruptcy filing.

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

We incurred restructuring costs of $6.1 million for the year ended December 31, 2002 related to the implementation of our 2002 strategic plan, which included streamlining of our legal structure and relocation of our headquarters to North Las Vegas, Nevada and expenditures related to and expenditures related to the One World, One Club™ points-based program. The majority of our restructuring processes and associated costs occurred in the third quarter of 2002. No restructuring costs were recorded in fiscal year 2001

We recorded provisions for income taxes of $6.0 million and $2.7 million for 2002 and 2001, respectively, primarily related to our European operations. The income tax benefits arising from the substantial operating losses for these years have been offset by a valuation allowance taken against the resulting deferred tax assets, the future realization of which is currently considered less than likely.

Liquidity and Capital Resources

We generate cash principally from down payments on Vacation Interest sales and leases financed, cash sales of Vacation Interests, principal and interest payments on mortgages and contracts receivable and collection of Club Sunterra membership fees, resort rentals and management fees.

During the year ended December 31, 2003, net cash provided by operating activities was $17.9 million and was primarily the result of the net loss of $89.2 million offset by non-cash expenses totaling $124.7 million (notably $93.9 million of impairment charges) and other non-cash gains of $4.1 million and increases in retained interests on mortgages receivable sold of $1.5 million. Cash provided by operating activities was also impacted by changes in operating assets and liabilities, including a reduction in unsold Vacation Interests of $18.3 million offset by an increase in cash in escrow and restricted cash of $7.7 million, an increase in receivables of $6.5 million, an increase in prepaid and other assets of $7.8 million and decreases in operating liabilities of $8.6 million.

During the year ended December 31, 2003, net cash used in investing activities was $21.8 million, the result of cash distributions from our joint ventures of $13.1 million offset by the acquisition of certain assets of the former Epic Resorts Group totaling $26.3 million, capital expenditures of $8.5 million and an increase in intangibles of $0.4 million.

During the year ended December 31, 2003, net cash provided by financing activities was $1.0 million. Payments on the senior finance facility and notes payable totaled $39.2 million, with an additional outlay of $4.5 million anniversary fee recorded as debt issuance costs. These payments were funded primarily through borrowings on the senior finance facility and term notes, totaling $44.7 million.

We currently anticipate spending $47.0 million for unsold Vacation Interests at existing and anticipated resort locations during 2004, primarily in our European operations. Also in 2004, we plan to invest $10.0 million in capital expenditures related to property and equipment. We plan to fund these expenditures with cash generated from operations and borrowings under the senior finance facility and anticipated securitization transactions. We believe that, with respect to our current operations, cash generated from operations and future borrowings will be sufficient to meet our working capital and capital expenditure needs through the end of 2004. If these are not sufficient, we have the ability to adjust our spending on Unsold Vacation Interests.

The allowance for mortgage loan losses at December 31, 2003 was $29.4 million, or 14.6% of the gross mortgages and contracts receivable outstanding at that date. Management believes the allowance is adequate. However, if the amounts of the mortgages and contracts receivable that are ultimately written off materially exceed the related allowances, our business, results of operations and financial condition could be adversely affected.

Our plan for meeting our liquidity needs may be affected by, but not limited to, the following: demand for our product, our ability to borrow funds under our current financing arrangements, an increase in prepayment speeds and default rates on our mortgages and contracts receivable, the threat and/or effects on the travel and leisure industry of future terrorists’ attacks, limitations on our ability to conduct marketing activities, and other factors, including those discussed under “Business—Risk Factors.”

Completed units at various resort properties are acquired or developed in advance, and we finance a significant portion of the purchase price of Vacation Intervals. Thus, we continually need funds to acquire and develop property, to carry mortgages and contracts receivable and to provide working capital. We anticipate being able to borrow against our mortgages and contracts receivable at terms favorable to us. If we are unable to borrow against or to sell our mortgages and contracts receivable in the future, particularly if we suffer any significant decline in the credit quality of our mortgages and contracts receivable, our ability to acquire additional resort units will be adversely affected and our profitability from sales of Vacation Interests may be reduced or eliminated.

Recent economic forecasts suggest continued higher level of prepayment versus that evidenced historically. To the extent that mortgages receivable pay off prior to their contractual maturity at a rate more rapid than we have estimated, the fair value of our residual interests will be impacted.

Corporate Finance

Overview

On average we finance approximately 58% of domestic Vacation Interest sales and leases. Accordingly, we do not generate sufficient cash from sales to provide the necessary capital to pay the costs of developing or acquiring additional resorts and to replenish working capital. We believe that revenues together with amounts available under our senior finance facility will be sufficient to fund operations for the next twelve months.

Under the terms of our senior finance facility, we obtained a two-year senior secured non-amortizing revolving credit facility in the amount of $300 million. The availability of borrowings under the senior finance facility is based on the amount of eligible mortgages receivable, the value of eligible Unsold Vacation Interests and the value of certain real property and other assets. The senior finance facility is secured by a first priority lien on our mortgages receivable and Unsold Vacation Interests as well as certain real property and other assets, subject to certain exceptions. Borrowings under the senior finance facility bear interest at an annual rate equal to one month LIBOR plus 3% or 7%, depending on the type of assets collateralizing various advances. In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of the senior finance facility and an anniversary fee of $4.5 million paid in August 2003, we pay an unused commitment fee of 0.25% per annum on the excess availability under the credit facility. Borrowing availability under the senior finance facility on December 31, 2003 was $17.3 million.

As disclosed in note 29 to the accompanying consolidated financial statements, in February 2004 the Company and Merrill Lynch Mortgage Capital, Inc., amended our senior financing facility and extended its term until February 28, 2006. The interest rate on loans secured by our eligible mortgages and contracts receivable was reduced from the one-month LIBOR rate plus 3.00% to the one-month LIBOR rate plus 2.25%, and, for the loans secured by our unsold Vacation Interests, the rate was reduced from the one-month LIBOR rate plus 7.00% to LIBOR plus 4.00%. The amendment reduced the exercise price of the warrants to purchase 1,190,148 shares of our common stock held by the lender from $15.25 per share to $14.00 per share. Additionally, the advance rate under Tranche A was increased to 85% from 80%. The amendment also expanded our ability of the Company to borrow against Vacation Points and contracts receivable collateralized by Vacation Points, including both assets we acquired as part of the Epic acquisition as well as assets associated with the Company’s new multi-site clubs that are implementing the Company’s “One World One Club” strategy.

In the past, we have financed our business principally from the sale of mortgages and contracts receivable and loans under various financing agreements. Mortgages and contracts receivable were sold to our conduit facility and through securitization transactions. See further discussion on the conduit facility and securitization transactions below.

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

Finova Transaction

In January 2002, pursuant to order of the Bankruptcy Court, we entered into a Payoff Agreement and Mutual Release with Finova Capital Corporation (the “Finova Agreement”). The Finova agreement provided for the payment by us and certain of our affiliates of various loans from and financing facilities with Finova or its affiliates and the return by Finova of collateral securing the Finova loans. Pursuant to the Finova agreement, on January 28, 2002, we paid Finova, in cash and by application of other funds, $100 million (determined after giving effect to a prior release to Finova of $5 million held by Finova as cash collateral). The payment to Finova, net of fees paid to our lender who brokered and financed the payoff, represented a discount of approximately $13.6 million from the principal amount of the Finova loans, and we recorded that amount in 2002 as a gain on settlement of debts. Pursuant to the Finova agreement, we released each other from liabilities and obligations relating to the Finova loans and certain other matters including those that were the subject of pending litigation between the parties.

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

In December 2002 we exercised a “clean-up” call provision relating to certain securitized notes that were carried in the Company’s balance sheet and included in notes payable as of December 31, 2001. The cash required to facilitate the call was borrowed under the senior finance facility in the amount of $13.6 million. No gain or loss was recognized on this transaction.

Derivatives

In the past, we have utilized derivative financial instruments from time to time, which included interest rate cap agreements, to manage well-defined interest rate exposure. It is our policy that derivative financial instruments are not used for trading or speculative purposes. Counter parties to our derivative financial instruments generally have been major financial institutions. At December 31, 2003 and 2002, no agreements were in effect.

Contractual Obligations

The following table summarizes the payments due for specific contractual obligations. These amounts are as of December 31, 2003.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit facilities	$245,725	$245,725	$—	$—	$—
Notes payable	2,570	1,103	527	618	322
Capital lease obligations	715	544	152	19	—
Operating lease obligations	14,676	3,726	6,156	3,377	1,417
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$263,686	$251,098	$6,835	$4,014	$1,739

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 5 to the consolidated financial statements included in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

We are exposed to on-balance sheet credit risk related to our mortgages and contracts receivable. We offer financing to the buyers and lessees of Vacation Intervals at our resorts. We bear the risk of defaults on promissory notes delivered to us by buyers of Vacation Interests. If a buyer of a Vacation Interval defaults, we generally must foreclose on the Vacation Interval (or, in the case of Vacation Points, by exercise of a Power of Sale) and attempt to resell it. The associated marketing, selling and administrative costs from the original sale are not recovered and such costs must be incurred again to resell the Vacation Interval. Although in many cases we may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, we have generally not pursued this remedy. If a lessee of a Vacation Interval defaults, the lessee forfeits its contract rights previously held to use the Vacation Interval, and we are able to re-lease the Vacation Interest without further recovery efforts.

Availability of Funding Sources

We have historically funded mortgages and contracts receivable, and Unsold Vacation Interests with borrowings through our financing facilities, sales of mortgages and contracts receivable, internally generated funds and proceeds from public debt and equity offerings. Borrowings are in turn repaid with the proceeds received by us from repayments of such mortgages and contracts receivable. To the extent that we are not successful in maintaining or replacing existing financings, we would have to curtail our operations or sell assets, thereby resulting in a material adverse effect on our results of operations, cash flows and financial condition.

Geographic Concentration

Our owned and serviced loan portfolio borrowers are geographically diversified within the United States and internationally. At December 31, 2003, borrowers residing in the United States accounted for approximately 87.9% of our loan portfolio. With the exception of Arizona and California, which represented 13.0% and 13.6%, respectively, no state or foreign country concentration accounted for in excess of 5.0% of the serviced portfolios. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well being of the borrowers.

Foreign Currency Risk

For the years ended December 31, 2003, 2002 and 2001, total revenues denominated in a currency other than U.S. dollars, primarily revenues derived from the United Kingdom, were approximately 34%, 34% and 33% respectively, of total revenues. Our net assets maintained in a functional currency other than U.S. dollars at December 31, 2003 and 2002, which were primarily assets located in Western Europe, were approximately 24% and 17%, respectively, of total net assets. The effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets.

Interest Rate Risks

As of December 31, 2003, we had floating interest rate debt of approximately $245.7 million, comprised of amounts outstanding under the senior finance facility. The floating interest rate on the senior finance facility is based upon the prevailing LIBOR rate and interest rate changes can impact earnings and operating cash flows. A change in interest rates of one percent on the balance outstanding at December 31, 2003 would cause a change in total annual interest costs of $2.4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page

Sunterra Corporation and Subsidiaries

Report of Independent Certified Public Accountants on Consolidated Financial Statements as of December 31, 2003 (Successor) and 2002 (Successor) and for the periods ended December 31, 2003 (Successor) and 2002 (Successor) and for the seven months ended July 31, 2002 (Predecessor)

F-2

Independent Auditors’ Report on Consolidated Financial Statements for the year ended December 31, 2001 (Predecessor)	F-3

Consolidated Statements of Operations for the periods ended December 31, 2003 (Successor) and 2002 (Successor), seven months ended July 31, 2002 (Predecessor) and year ended December 31, 2001 (Predecessor)

F-4

Consolidated Balance Sheets as of December 31, 2003 (Successor) and 2002 (Successor)	F-5

Consolidated Statements of Cash Flows for the periods ended December 31, 2003 (Successor) and 2002 (Successor), seven months ended July 31, 2002 (Predecessor) and year ended December 31, 2001 (Predecessor)

F-6

Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income (Loss) for the periods ended December 31, 2003 (Successor) and 2002 (Successor), seven months ended July 31, 2002 (Predecessor) and year ended December 31, 2001 (Predecessor)

F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Sunterra Corporation:

We have audited the accompanying consolidated balance sheets of Sunterra Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year ended December 31, 2003, for the five-month period ended December 31, 2002, and the seven-month period ended July 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003, for the five-month period ended December 31, 2002 and the seven-month period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

March 12, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Sunterra Corporation:

We have audited the accompanying predecessor consolidated statement of operations of Sunterra Corporation and subsidiaries (the Company) for the year ended December 31, 2001 and the related predecessor consolidated statements of stockholders’ deficiency and comprehensive loss and of cash flows for the year then ended. These predecessor consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these predecessor consolidated financial statements based on our audit.

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

In our opinion, such predecessor consolidated financial statements present fairly, in all material respects, the results of the predecessor’s operations and the predecessor’s cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code on May 31, 2000. The accompanying predecessor consolidated statements of operations, of stockholders’ equity (deficiency) and comprehensive income (loss), and of cash flows for the year ended December 31, 2001 do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such predecessor consolidated financial statements do not purport to show (a) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (b) as to operations, the effect of any changes that may be made in its business.

The accompanying predecessor consolidated statements of operations, of stockholders’ equity (deficiency) and comprehensive income (loss), and of cash flows for the year ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company’s consolidated stockholders’ deficiency of $336 million as of December 31, 2001, its status as a debtor-in-possession operating under Chapter 11 Bankruptcy Court protection as of that date, the lack of approval of the proposed Plan of Reorganization, and the Company’s lack of binding commitments for an exit financing facility and a post emergence working capital financing facility raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1. The predecessor consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/S/  DELOITTE & TOUCHE LLP

Certified Public Accountants

Orlando, Florida

May 15, 2002

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, 2003, Five Months Ended December 31, 2002,

Seven Months Ended July 31, 2002, and

Year Ended December 31, 2001

(In thousands, except per share amounts)

	Successor		Predecessor
	Year Ended December 31, 2003	Five Months Ended December 31, 2002	Seven Months Ended July 31, 2002	Year Ended December 31, 2001
Revenues:
Vacation Interest	$216,279	$84,430	$100,251	$167,936
Resort rental	11,021	5,094	10,476	14,359
Management services	30,433	11,439	17,728	31,540
Interest	26,421	13,088	17,493	31,573
Other	24,107	10,096	13,817	29,117

Total revenues	308,261	124,147	159,765	274,525

Costs and Operating Expenses:
Vacation Interests cost of sales	40,464	15,541	21,426	34,275
Advertising, sales and marketing	119,017	49,371	61,165	100,177
Vacation Interests carrying cost	17,481	6,503	12,345	20,508
Provision for doubtful accounts and loan losses	5,638	2,459	4,851	18,745
Loan portfolio	10,052	5,198	7,637	10,417
General and administrative	70,643	30,951	44,464	73,264
Depreciation and amortization	11,549	5,062	7,909	18,515
Interest	26,309	9,873	9,163	20,477
Reorganization, net (a)	(619)	7,376	(332,611)	50,350
Restructuring	1,274	5,054	1,045	—
Impairment of reorganization value in excess of identifiable assets (b)	91,586	—	—	—
Impairment of assets (b)	2,297	—	—	—

Total costs and operating expenses	395,691	137,388	(162,606)	346,728

Income (loss) from operations	(87,430)	(13,241)	322,371	(72,203)

Income from investments in joint ventures	3,340	1,845	2,640	3,381

Income (loss) before provision for income taxes	(84,090)	(11,396)	325,011	(68,822)
Provision for income taxes	5,109	2,927	3,026	2,717

Net income (loss)	$(89,199)	$(14,323)	$321,985	$(71,539)

Net income (loss) per share:
Basic and diluted	$(4.46)	$(0.72)

Weighted average number of common shares outstanding (c)	20,000	20,000

(a)	See notes 2 and 7.
(b)	See note 8.
(c)	See note 3.

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(In thousands, except per share amounts)

	Successor
	2003	2002
ASSETS
Cash and cash equivalents	$21,305	$22,960
Cash in escrow and restricted cash	63,266	50,999
Mortgages and contracts receivable, net of allowances of $29,443 and $32,394 at December 31, 2003 and 2002, respectively	182,822	180,588
Retained interests in mortgages receivable sold	19,637	18,089
Due from related parties, net	4,514	1,840
Other receivables, net	19,644	19,754
Prepaid expenses and other assets	37,660	36,333
Assets held for sale	11,953	14,038
Investments in joint ventures	20,702	30,503
Unsold Vacation Interests, net	136,599	133,676
Property and equipment, net	73,140	69,162
Reorganization value in excess of identifiable assets – goodwill	61,616	154,039
Intangible assets, net	1,195	272

Total assets	$654,053	$732,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings under line of credit agreements	$245,725	$240,065
Accounts payable	7,056	12,502
Accrued liabilities	95,955	85,635
Income taxes payable	3,716	5,922
Deferred revenue	94,822	99,667
Notes payable	3,201	4,136

Total liabilities	450,475	447,927
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 30,000 shares authorized; 18,495 and 18,045 shares issued and outstanding at December 31, 2003 and 2002, respectively)	185	180
Additional paid-in-capital	296,709	296,714
Accumulated deficit	(103,522)	(14,323)
Accumulated other comprehensive income	10,206	1,755

Total stockholders’ equity	203,578	284,326

Total liabilities and stockholders’ equity	$654,053	$732,253

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2003, Five Months Ended December 31, 2002,

Seven Months Ended July 31, 2002, and

Year Ended December 31, 2001

(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2003	Five Months Ended December 31, 2002	Seven Months Ended July 31, 2002	Year Ended December 31, 2001
Operating activities:
Net (loss) income	$(89,199)	$(14,323)	$321,985	$(71,539)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,549	5,062	7,909	18,515
Provision for doubtful accounts and loan losses	5,638	2,459	4,851	18,745
Amortization of capitalized financing costs, deferred loan and contract origination costs and other	13,648	4,018	1,915	3,581
Income from investment in joint ventures	(3,340)	(1,845)	(2,640)	(3,381)
Gain on sales of property and equipment	(760)	(56)	(4,165)	(4,118)
Gain on settlement of debt	—	—	(34,563)	—
Gain on cancellation of debt	—	—	(232,696)	—
Fresh-start adjustments	—	—	(112,742)	—
Impairment of reorganization value in excess of identifiable assets	91,586	—	—	—
Asset impairments	2,297	—	—	—
Deferred income taxes	—	—	(522)	(1,533)
Retained interests in mortgages receivable sold	(1,548)	(1,300)	(980)	(3,072)
Changes in operating assets and liabilities:
Cash in escrow and restricted cash	(7,650)	1,638	48,934	(35,817)
Mortgages and contracts receivable	(6,485)	(1,505)	2,197	(939)
Due from related parties, net	(2,671)	2,247	5,858	1,111
Other receivables, net	2,691	(6,433)	989	3,152
Prepaid expenses and other assets	(7,801)	1,422	(6,997)	2,259
Unsold Vacation Interests	18,313	12,972	6,128	37,100
Liabilities not subject to compromise:
Accounts payable	(5,743)	(5,940)	4,053	345
Accrued liabilities	1,919	(23,279)	10,699	422
Income taxes payable	174	3,646	850	3,262
Deferred revenue	(4,711)	2,402	9,946	(114)
Liabilities subject to compromise	—	—	(2,043)	(1,224)

Net cash provided by (used in) operating activities	17,907	(18,815)	28,966	(33,245)

Investing activities:
Proceeds from sale of assets	270	7,322	(10)	44,840
Capital expenditures	(8,492)	(9,862)	(7,380)	(11,257)
Increase in intangible assets	(433)	(1)	(5,713)	(37)
Distributions from investments in joint ventures	13,141	7	1,240	1,713
Purchase of certain assets of Epic Resorts Group	(26,316)	—	—	—

Net cash (used in) provided by investing activities	(21,830)	(2,534)	(11,863)	35,259

(Continued)

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2003, Five Months Ended December 31, 2002,

Seven Months Ended July 31, 2002, and

Year Ended December 31, 2001

(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2003	Five Months Ended December 31, 2002	Seven Months Ended July 31, 2002	Year Ended December 31, 2001
Financing activities:
Borrowings under debtor-in possession financing agreements, net of debt issuance costs	$—	$—	$101,895	$80,257
Borrowings under line of credit agreements	37,254	46,188	193,877	—
Payments of debt issuance costs	(4,500)	(176)	(8,936)	(1,520)
Proceeds from issuance of notes payable	7,409	2,962	2,847	3,350
Payments of accrued interest on settlement of debt	—	—	(15,058)	—
Payments on debtor-in-possession financing agreements	—	—	(170,206)	(56,696)
Payments on notes payable and mortgage-backed securities	(7,618)	(22,287)	(11,351)	(20,224)
Payments on line of credit agreements	(31,594)	(10,986)	(110,924)	(1,170)

Net cash provided by (used in) financing activities	951	15,701	(17,856)	3,997

Effect of changes in exchange rates on cash and cash equivalents	1,317	608	1,546	134

Net (decrease) increase in cash and cash equivalents	(1,655)	(5,040)	793	6,145
Cash and cash equivalents, beginning of period	22,960	28,000	27,207	21,062

Cash and cash equivalents, end of period	$21,305	$22,960	$28,000	$27,207

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$15,588	$16,141	$13,602	$12,045
Cash paid for taxes, net of tax refunds	$4,901	$(1,997)	$3,091	$785

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets Held for Sale reclassified to Unsold Vacation Interests	$7,956	$—	$—	$—
Assets Held for Sale reclassified to Property and Equipment	$3,146	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(DEFICIENCY) AND COMPREHENSIVE INCOME (LOSS)

Year Ended December 31, 2003, Five Months Ended December 31, 2002,

Seven Months Ended July 31, 2002, and

Year Ended December 31, 2001

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficiency)	Comprehensive Income (Loss)
	Shares Outstanding	Amount
PREDECESSOR
BALANCE AT DECEMBER 31, 2000	36,025	$360	$164,607	$(419,742)	$(8,332)	$(263,107)
Net loss	—	—	—	(71,539)	—	(71,539)	$(71,539)
Other comprehensive income (loss):
Unrealized gain on securities classified as available-for-sale, net of tax of $0	—	—	—	—	420	420	420
Currency translation adjustments, net of tax of $0	—	—	—	—	(1,524)	(1,524)	(1,524)

BALANCE AT DECEMBER 31, 2001	36,025	360	164,607	(491,281)	(9,436)	(335,750)
Comprehensive loss for the year ended December 31, 2001							$(72,643)

Net loss, excluding plan of reorganization and fresh-start adjustments	—	—	—	(23,454)	—	(23,454)	$(23,454)
Other comprehensive income (loss):
Unrealized loss on securities classified as available-for-sale, net of tax of $0	—	—	—	—	(164)	(164)	(164)
Currency translation adjustments, net of tax of $0	—	—	—	—	5,238	5,238	5,238
Effect of plan of reorganization and fresh-start adjustments:
Cancellation of old common stock	(36,025)	(360)	(164,607)	—	—	(164,967)	(164,967)
Issuance of new common stock and warrants	18,045	180	305,405	—	—	305,585
Gain on cancellation of debt	—	—	—	232,697	—	232,697	232,697
Other fresh-start adjustments	—	—	(8,691)	282,038	4,362	277,709	277,709

BALANCE AT JULY 31, 2002	18,045	180	296,714	—	—	296,894
SUCCESSOR
Comprehensive income for the seven months ended July 31, 2002							$327,059

Net loss	—	—	—	(14,323)	—	(14,323)	$(14,323)
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	—	—	—	—	1,755	1,755	1,755

BALANCE AT DECEMBER 31, 2002	18,045	180	296,714	(14,323)	1,755	284,326
Comprehensive loss for the five months ended December 31, 2002							$(12,568)

Issuance of common stock to Class 9 Creditors	450	5	(5)	—	—	—
Net loss	—	—	—	(89,199)		(89,199)	$(89,199)
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	—	—	—	—	8,451	8,451	8,451

BALANCE AT DECEMBER 31, 2003	18,495	$185	$296,709	$(103,522)	$10,206	$203,578

Comprehensive loss for the year ended December 31, 2003							$(80,748)

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2003, Five Months Ended December 31, 2002,

Seven Months Ended July 31, 2002, and

Year Ended December 31, 2001

(Amounts in thousands, except where stated and per share data)

Note 1—Background, Business and Basis of Presentation

Business and Background

Sunterra Corporation, a Maryland corporation, was incorporated in May 1996 as KGK Resorts, Inc., and was later known as Signature Resorts, Inc. At the time of its August 1996 initial public offering, the Company owned nine (9) vacation ownership resorts in Hawaii, Florida, South Carolina, Missouri, and California and in the Caribbean. The Company became known as Sunterra Corporation in the second quarter of 1998. Sunterra has grown to become one of the world’s largest vacation ownership companies, as measured by the number of individual resort locations and owner families. At December 31, 2003 the Company had approximately 340,000 owner families vacationing at 91 resorts in 12 countries located in North America, Europe and the Caribbean. See Note 21 for detailed geographic segment information.

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

Fresh-Start Basis of Presentation

The accompanying consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, as amended. From May 31, 2000 to July 29, 2002, the Company and certain of its subsidiaries (the “Debtor Entities”) operated as debtors-in-possession, having filed a petition for relief under Chapter 11 of the Bankruptcy Code on May 31, 2000. See note 2 for further details.

As a result of adopting fresh-start reporting upon emerging from Chapter 11 status, the Company’s financial statements for periods after July 31, 2002 (the date of emergence for accounting purposes) are not comparable in all respects with those prepared for periods prior to and including July 31, 2002, including the historical consolidated financial statements included herein, and as such, share amounts and data are not presented for periods prior to August 1, 2002.

References to “Predecessor” refer to the Company through July 31, 2002. References to “Successor” refer to the Company on and after August 1, 2002.

Predecessor Going Concern Uncertainty—The Predecessor consolidated financial statements for the year ended December 31, 2001 were prepared on a going concern basis, which contemplated the continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

result of the Chapter 11 proceedings described in Note 2, such realization of assets and liquidation of liabilities of the Predecessor were subject to uncertainty. While under the protection of Chapter 11, in the normal course of business the Predecessor was not able to sell or otherwise dispose of operating and long-lived assets and liquidate pre-petition liabilities, without the prior approval of the Bankruptcy Court. The Predecessor recorded $61.7 million in valuation adjustments and write-offs in reorganization expenses in 2000 to reflect the impact of the Chapter 11 proceedings on the Predecessor’s ability to realize certain assets. Further, the amounts reported in the Predecessor consolidated financial statements for 2001 did not give effect to any adjustments to the carrying value of assets or amounts of liabilities that were necessary as a consequence of the Plan of Reorganization, also described in Note 2. The appropriateness of using the going concern basis in 2001 was dependent upon, among other things, the Company’s ability to comply with the existing debtor-in-possession financing agreement that had been approved by the Bankruptcy Court and to obtain confirmation of the Plan of Reorganization.

As of December 31, 2001, the Predecessor’s consolidated stockholders’ deficiency of $335.8 million, its status as a debtor-in-possession operating under Chapter 11 Bankruptcy Court protection, the then lack of approval of the Plan of Reorganization discussed in Note 2, which was substantially contingent on the Company’s securing binding commitments for an exit financing facility and a post emergence working capital financing facility, gave rise to substantial doubt as to the Predecessor’s ability to continue as a going concern. Management believed as of May 15, 2002 that the amended proposed plan of reorganization as filed May 9, 2002 with the Bankruptcy Court, and which was based on the assumption the Company would be successful in obtaining an exit financing facility and a post-emergence working capital financing facility, provided for a restructuring of the Company’s business and its capital structure such that it would be able to continue as a going concern. The accompanying Predecessor consolidated financial statements do not include any adjustments that may have been necessary if the Company was not able to emerge from Chapter 11 and continue as a going concern.

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

Reclassifications

In previously issued financial statements, the Company’s consolidated statements of operations included the captions “Vacation Interest sales,” representing sales of Vacation Interests on an accrual basis, and “Vacation Interest lease revenue” which was comprised of transactions relating to certain Caribbean resorts. Both the leasing of Vacation Interests and the homeowners’ association transactions for these two resorts were included within that caption. The line items “Vacation Interest lease revenue” and “Vacation Interest sales” have been removed and the components thereof reclassified. Sales of Vacation Interests under the accrual method and lease revenue recognized on the St. Maarten leases now comprise the caption “Vacation Interest revenue,” and revenues from the Company’s activities as the homeowners’ association of these St. Maarten resorts are now included in the caption “Management services revenue” on the accompanying consolidated statements of operations. Similarly, certain of the expenses relating to the homeowners’ association transactions, such as the provision for bad debt and depreciation expense, were reclassified from General and Administrative expenses to conform to the global presentation.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior consolidated statements of operations included the caption “Club Sunterra membership fees,” representing fees and membership dues earned by the Company’s U.S. exchange system, Club Sunterra. These revenues are now included in the caption “Other revenues” on the accompanying consolidated statements of operations.

The Company also reclassified certain carrying costs relating to Vacation Interests of Sunterra Europe, from Advertising, Sales and Marketing expense to Vacation Interests carrying costs, to conform to the global presentation. All revenues recognized relating to the overnight rental of Vacation Interests, including hotel operations and mini-vacation packages, were reclassified to Resort Rental revenues from Other revenues. The Company also receives fees and reimbursements from two joint ventures in which it holds minority equity interests. These fees were formerly classified within Other revenues, and on the accompanying consolidated statements of operations, were reclassified to Management Services revenues. Other prior year amounts have also been reclassified to conform to the 2003 consolidated presentation.

Note 2—Reorganization of the Business Under Chapter 11 and Fresh Start Accounting

Reorganization

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pursuant to the Plan, the following transactions were completed on or about the Effective Date:

•	The Company amended and restated its Bylaws and also filed Articles of Amendment and Restatement with the Maryland State Department of Assessments and Taxation authorizing an aggregate of 30,000,000 shares of new common stock, par value $0.01 per share;

•	The Company entered into a loan agreement (the senior finance facility) with Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”), as agent and lender with a maximum availability of $300 million to be used to make cash payments required under the Plan and for general corporate and working capital purposes. As part of this loan agreement, Merrill Lynch was granted warrants exercisable for 1,190,148 shares of Successor common stock at an exercise price of $15.25 per share (the deemed value of the shares), subject to adjustment under certain anti-dilution provisions of the warrant agreement;

•	The Company adopted the Sunterra Corporate 2002 Stock Option Plan, under which the Company may grant certain employees options to purchase shares of new common stock and reserved 2,012,821 shares of new common stock for issuance under the Plan;

•	The Company entered into a Warrant Agreement with Mellon Investor Services LLC, as warrant agent, which provides for the issuance of warrants to purchase up to 600,000 shares of new common stock at an exercise price of $20.00 per share to former holders of certain subordinated notes as set forth in the Plan; and

•	The Company entered into a Registration Rights Agreement with Merrill Lynch and certain holders of new common stock, which required the Company to file a shelf registration statement under the Securities Act of 1933, within 45 days of the filing of the Company’s Annual Report on Form 10-K for fiscal 2002, to register the resale of shares of new common stock by certain holders.

Fresh Start Accounting

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

After extensive negotiations between the Company and its creditors, the Company’s enterprise value was determined to be $525 million. The enterprise value was based on, among other things, a calculation of discounted projected cash flows for the reorganized Company, an analysis of comparable public company trading valuations, and an analysis of comparable company transaction values. The discounted cash flow analysis was based on 5-year cash flow projections prepared by management. Cash flows were discounted at 19.4%

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

representing the after-tax weighted average cost of capital. The terminal value calculation was based on a multiple of EBITDA. The cash flow projections were based on estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company, including, but not limited to, those with respect to the future revenues and costs of developing Vacation Interests. Accordingly, differences are expected between the projections and the actual results because events and circumstances frequently do not occur as expected, and those differences may be material.

The liabilities of reorganized Sunterra consist primarily of post-petition current liabilities, notes payable in settlement of certain pre-petition claims, certain outstanding pre-petition allowed claims, and amounts outstanding under the senior finance facility. In accordance with fresh-start accounting, a gain on forgiveness of pre-petition liabilities of $232.7 million resulting from the implementation of the Plan is included in the Predecessor company’s consolidated statement of operations for the seven months ended July 31, 2002. In addition, the accumulated deficit of the Predecessor company as of July 31, 2002 totaling $282.0 million (after the effect of the gain on cancellation of pre-petition liabilities) was eliminated, and, at August 1, 2002, the reorganized Successor company’s financial statements showed no beginning retained earnings or deficit. In addition, all accumulated depreciation and amortization were reduced to $0 at July 31, 2002.

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

The effect of the Plan and implementation of fresh-start accounting on the consolidated balance sheet as of July 31, 2002 is as follows:

	Predecessor	Fresh-start						Successor pro forma
	July 31, 2002	Debt Restructuring		Adjustments as of July 31, 2002		Additional Adjustments (a)		July 31, 2002
ASSETS
Cash and cash equivalents	$28,000	$—		$—		$—		$28,000
Cash in escrow and restricted cash	51,914							51,914
Mortgages and contracts receivable, net	170,801			193	(e)	10,301	(e)	181,295
Retained interests in mortgages receivable sold	16,790							16,790
Due from related parties, net	3,399			(5	)(e)	693	(e)	4,087
Other receivables, net	14,674			(143	)(e)	(58	)(e)	14,473
Prepaid expenses and other assets	34,538	8,691	(b)	(1,979	)(e)			41,250
Assets held for sale	24,748			(4,377	)(e)	987	(e)	21,358
Investments in joint ventures	21,098			7,817	(e)	(250	)(e)	28,665
Unsold Vacation Interests, net	168,115			960	(e)	(23,866	)(e)	145,209
Property and equipment, net	65,158			(631	)(e)	(1,131	)(e)	63,396
Intangible assets, net
Goodwill and other intangible assets	27,882			(27,506	)(f)			376
Reorganization value in excess of identifiable assets				138,844	(g)	14,358		153,202

Total assets	$627,117	$8,691		$113,173		$1,034		$750,015

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Predecessor	Fresh-start						Successor pro forma
	July 31, 2002	Debt Restructuring		Adjustments as of July 31, 2002		Additional Adjustments (a)		July 31, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Borrowings under senior finance agreement	$193,877	$—				$—		$193,877
Accounts payable	15,589	2,000	(c)	(229	)(e)	(17	)(e)	17,343
Accrued liabilities	102,880	3,698	(c)	(199	)(e)	1,094	(e)	107,473
Deferred revenue	96,391			859	(e)			97,250
Income taxes payable	2,731							2,731
Notes payable	19,501	14,989	(c)			(43	)(e)	34,447
Liabilities subject to compromise	550,278	(550,278	)(c)					—

Total liabilities	981,247	(529,591)		431		1,034		453,121
Total stockholders’ equity (deficiency)	(354,130)	538,282	(d)	112,742	(h)	—		296,894

Total liabilities and stockholders’ equity (deficiency)	$627,117	$$8,691		$113,173		$1,034		$750,015

(a)	As of September 30, 2002, the Company was still in the process of evaluating the fair value of certain assets and liabilities for allocation of the reorganization value, and the additional adjustments shown in the table were recorded as of October 1, 2002.
(b)	To record the issuance of warrants for the Successor company’s common stock to Merrill Lynch.

(c)	To record certain pre-petition accounts payable and accrued liabilities to be settled in cash or services and to reinstate certain pre-petition notes payable at settlement amounts which approximate fair value.
(d)	To record the issuance of common stock ($296.9 million) and warrants ($8.7 million) of the Successor company and the gain on cancellation of pre-petition liabilities ($232.7 million).

(e)	To adjust assets and liabilities to fair value.

(f)	To write off predecessor goodwill.

(g)	To record reorganization value in excess of identifiable assets—goodwill.

(h)	To write off the equity and accumulated deficit of the Predecessor company upon emergence from Chapter 11 in accordance with SOP 90-7, as amended.

Note 3—Summary of Significant Accounting Policies

Principles of Consolidation—The accompanying consolidated financial statements include all majority-owned subsidiaries in which the Company exercises control. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting, except for variable interest entities for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended in December 2003 by Interpretation 46R. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of these entities. The Company currently is a minority partner in two joint ventures, which are discussed in Note 24. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company in preparation of its financial statements include: (i) mortgages and contracts receivable allowance for loan and contract losses, (ii) valuation of retained interests in mortgages and contracts receivable sold, (iii) estimated net realizable value of assets held for sale, (iv) future sales plans used to allocate certain Unsold Vacation Interests to cost of vacation interest revenues under the relative sales value method, and (v) impairment of long-lived assets including reorganization value in excess of identifiable assets. Actual results could differ from those estimates, and it is reasonably possible that a material change will occur in the near term.

Foreign Currency Translation—Assets and liabilities in foreign locations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss is shown as a translation adjustment and is included in other comprehensive income (loss) in stockholders’ equity (deficiency). Gains and losses from foreign currency transactions are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency transactions in 2003, 2002 or 2001.

Derivative Instruments—The Company uses interest rate cap agreements from time to time to manage interest rate exposure. At December 31, 2003 and 2002, no agreements were in effect and no amounts were due by or owed to the Company under these agreements.

Income (Loss) per Share—Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

For the year ended December 31, 2003, 1,790,148 shares attributable to the exercise of outstanding warrants and 1,391,821 shares of the Successor entity’s common stock attributable to the exercise of outstanding options under the Sunterra Corporation 2002 Stock Option Plan were excluded from the calculation of diluted income per share because the exercise price of the warrants exceeded the average price of the Successor entity’s common stock. For the five months ended December 31, 2002, 1,790,148 shares attributable to the exercise of outstanding warrants were excluded from the calculation of diluted loss per share because the effect was anti-dilutive. As of July 31, 2002, the effective date of the Plan for accounting purposes, all previously outstanding equity securities of the Company were cancelled.

In connection with implementation of the Plan, 18,045,077 shares of the Successor Company’s common stock were issued during 2002 and an additional distribution of 449,813 shares of Successor common stock were issued to certain creditors in the fourth quarter of 2003. A distribution of 1,505,110 shares of the Successor common stock will be made to pre-petition general unsecured creditors on a pro rata basis for no cash consideration. In accordance with the provisions of SFAS No. 128, Earnings per Share, shares of common stock to be issued to the pre-petition general unsecured creditors were considered to be outstanding as of the date of emergence from bankruptcy and included in the computation of income (loss) per share of the Successor Company.

No earnings per share calculations are shown for periods prior to the distribution of the Successor Company’s common stock, since the information is not comparable with the Successor Company.

Revenue Recognition—The Company recognizes sales of Vacation Interests on an accrual basis after a binding sales contract has been executed, a 10% minimum down payment has been received, the rescission

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period has expired, construction is substantially complete and certain minimum project sales levels have been met. If all the criteria are met except that construction is not substantially complete, then revenues are recognized on the percentage of completion (cost to cost) basis. For sales that do not qualify for either accrual or percentage of completion accounting, all revenue is deferred using the deposit method.

Leases of Vacation Interests in certain Caribbean locations are legally structured as long-term lease arrangements for either 99 years or a term expiring in 2050. The Vacation Interests subject to such leases revert to the Company at the end of the lease terms. Such transactions are accordingly accounted for as operating leases, with the sales value of the intervals recorded as deferred revenue at the date of execution of the transactions. Revenue deferred under these arrangements is amortized on a straight-line method over the term of the lease agreements. In addition, the Company collects maintenance fees from the lessees on these properties, which are accrued as earned and included in management services revenue. The direct marketing costs of the lease contracts are also deferred and amortized over the term of the leases. The leased assets consist of buildings and improvements and furniture and fixtures and are depreciated over terms of 40 years and 7 years, respectively. See note 6 “St. Maarten transactions” for details.

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

Advertising, Sales and Marketing Costs—Advertising, sales and marketing costs are expensed as incurred, except for costs directly related to sales and leases associated with contracts not eligible for revenue recognition as described above. Such deferred costs principally consist of sales commissions and are charged to operations as the related revenue is recognized. Deferred selling costs are classified as prepaid expenses in the accompanying consolidated balance sheets.

Unsold Vacation Interests carrying cost—The Company incurs a portion of operating expenses of the homeowners’ associations based on ownership of the unsold Vacation Interests at each of the respective properties. In addition, the Company may enter into a subsidy guarantee to fund negative cash flows. Such costs are expensed as incurred.

Loan Portfolio Expenses—Loan portfolio expenses include payroll, administrative and occupancy costs of the finance subsidiary as well as loan servicing fees paid to third parties. These costs are expensed as incurred.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation—The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This pronouncement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under the Company’s plan are granted with an exercise price equal to the fair market value on the date of the grant.

At December 31, 2003 and 2002, the Company had one primary stock option plan, the Sunterra Corporation 2002 Stock Option Plan, which is described more fully in Note 27, and was instituted upon the Effective Date. All outstanding options to purchase the common stock of the Predecessor Company were cancelled on the Effective Date. No stock-based employee compensation cost is reflected in the net (loss) earnings in the accompanying consolidated statements of operations, as all options granted under the Company’s stock option plans had exercise prices equal to or below the quoted or estimated market price of the underlying common stock on the date of the grant. The following table presents the Company’s net (loss) income and the pro forma (loss) income per share had the Company adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation (in thousands, except per share data).

	Successor		Predecessor
	Year ended December 31, 2003	Five months ended December 31, 2002	Seven months ended July 31, 2002	Year ended December 31, 2001
Net (loss) income, as reported	$(89,199)	$(14,323)	$321,985	$(71,539)
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards	(2,911)	—	(629)	(1,057)

Pro forma net (loss) income	$(92,110)	$(14,323)	$321,356	$(72,596)

(Loss) income per share:
As reported	$(4.46)	$(0.72)

Pro forma	$(4.61)	$(0.72)

The fair value of stock options used to compute pro forma net loss and pro from loss per share disclosures is estimated using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, this model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information, and notably, the Company’s common stock has limited trading history. Changes in these subjective assumptions

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. The following table summarizes the Black-Scholes option-pricing model assumptions used to compute the weighted average fair value of stock options granted during the periods noted.

	Successor		Predecessor
	Year ended December 31, 2003	Five months ended December 31, 2002	Seven months ended July 31, 2002	Year ended December 31, 2001
Dividend yield	0.0%	—	—	—
Expected volatility	69.17%	—	—	—
Risk-free interest rate	2.46%	—	—	—
Expected holding period (in years)	5.0	—	—	—
Weighted average fair value of options granted	$4.80	—	—	—

The Company has also issued warrants for the purchase of 1,790,148 of Successor common shares to non-employees in connection with the Plan (see Note 2). The Company accounts for these issuances under SFAS No. 123, as amended by SFAS No. 148, and related interpretations, which utilizes a fair-value method of accounting. The Company used the following assumptions in estimating the fair value of these warrants: expected life-5 years; interest rate—3.81%; expected dividends—$0; volatility—50%. As discussed in note 29, the Company amended the exercise price of these warrants.

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

Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses—Mortgages and contracts receivable are recorded at amortized cost, including deferred loan and contract origination costs, less the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests have been capitalized and are being amortized over the term of the mortgages or contracts receivable as an adjustment to interest income on mortgages and contracts receivable using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest income was $0.7 million for the year ended December 31, 2003, $0.4 million for the five months ended December 31, 2002, $0.3 million for the seven months ended July 31, 2002 and $2.6 million for the year ended December 31, 2001, respectively.

The Company provides for estimated mortgages receivable cancellations and defaults at the time the Vacation Interval sales are recorded by a charge to operations and a credit to an allowance for loan losses. A

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company charges off mortgages and contracts receivable upon default on the first scheduled principal and interest payment (first payment defaults) or 180 days of contractual delinquency. Vacation Interests recovered on defaulted mortgages receivable are recorded in Unsold Vacation Interests and as a reduction of loan charge-offs at the lower of historical cost or fair market value of Vacation Interests at the respective property. All collection and foreclosure costs are expensed as incurred.

Retained Interests in Mortgages and Contracts Receivable Sold—Retained interests in mortgages receivable sold are generated upon sale of mortgages receivable and represent the net present value of the expected excess cash flow to the Company after repayment by the purchaser of principal and interest on the obligations secured by the mortgages receivable sold. The retained interests are classified as trading securities under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, based on management’s intent and the existence of prepayment options. Retained interests are marked to fair value at each reporting date based on certain assumptions and the adjustments are reported as a component of operating income (loss).

Prepaid Expenses and Other Assets—Prepaid expenses are charged to expense as the underlying assets are used or are amortized. Financing and debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized financing costs included in interest expense was $10.8 million for the year ended December 31, 2003, $3.7 million for the five months ended December 31, 2002, $1.5 million for the seven months ended July 31, 2002, and $1.0 million for the year ended December 31, 2001.

Assets Held for Sale—Assets held for sale, which consist of resort properties determined to be non-core operations and the former corporate offices, are held at the lower of cost or their estimated fair value less costs to sell and are not subject to depreciation.

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

Unsold Vacation Interests—Unsold Vacation Interests are valued at the lower of cost or fair value. Development costs include both hard and soft construction costs and, together with real estate costs, are allocated to Vacation Interests. Interest, taxes and other carrying costs incurred during the construction period are capitalized and such costs incurred on completed Vacation Interest inventory are expensed. Costs are allocated to

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

units sold on the relative sales value method. Unsold Vacation Interests also include the value of Vacation Interests collateralizing delinquent mortgages and contracts receivable that have been charged off in which the Company does not yet hold title pending completion of the foreclosure process.

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

Reorganization value in excess of identifiable assets—As discussed in Note 2 above, the Company adopted fresh-start accounting upon emergence from Chapter 11 and eliminated all existing goodwill. Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value at the date of reorganization. The Company determined that the reorganization value of the assets exceeded the fair value of identifiable assets at July 31, 2002 and recognized $153.2 million as reorganization value in excess of amounts allocable to identifiable assets—goodwill. Under SFAS 142, Goodwill and Other Intangible Assets, this asset is not amortized. However, the Company is required to perform an impairment test annually, or more frequently if there are triggering events. See note 8 for details of the impairment test performed in 2003.

Prior to the adoption of SFAS 142, goodwill recorded in connection with the acquisition of subsidiaries was amortized over the estimated useful life of ten years. In connection with the adoption of SFAS 142, no amortization has been taken on a recurring basis.

Intangible and Other Assets—Consisting of certain management contracts with homeowners’ associations and the unamortized value of certain intellectual property, intangible and other assets with identifiable lives are amortized over such estimated useful lives, which range from three to ten years.

Note 4—Concentrations of Risk

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

If a buyer of a Vacation Interest defaults, the Company generally must foreclose on the Vacation Interests and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Interest. Although the Company in many cases may have recourse against a Vacation Interests buyer for the unpaid price, certain states have laws that limit the Company’s ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, the Company has generally not pursued this remedy. If a lessee of a Vacation Interest defaults, the lessee forfeits its contract rights previously held to use the Vacation Interest and the Company is able to re-lease the Vacation Interest without further recovery efforts.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Geographic Concentration—The Company’s owned and serviced loan portfolio borrowers are geographically diversified within the United States and internationally. At December 31, 2003, borrowers residing in the United States accounted for approximately 87.9% of serviced (both on and off balance sheet) loans. With the exception of California and Arizona, which represented 13.7% and 13.0%, respectively, no state or foreign country concentration accounted for more than approximately 4.6% of the serviced portfolios. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well being of the borrowers.

Note 5—New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended in December 2003, Interpretation 46R, which addresses consolidation by business enterprises of variable interest entities. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The Interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted Interpretation No. 46 as of January 1, 2003. The adoption of Interpretation No. 46 did not have a material impact on the accompanying consolidated financial statements.

In February 2003, the Accounting Standards Executive Committee of the AICPA issued a proposed SOP, Accounting for Real Estate Time-Sharing Transactions, and the FASB issued a proposed Statement, Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67, simultaneously for public comment. The proposed Statement would amend other authoritative pronouncements should the proposed SOP be issued as final. The proposed SOP would eliminate inconsistencies in existing authoritative literature and accepted practices and fill voids that have emerged in revenue recognition guidance in recent years

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by providing guidance on a seller’s accounting for real estate time-sharing transactions including criteria for and methods of revenue recognition, accounting for selling costs, accounting for credit losses, accounting for repossession of vacation ownership intervals, accounting for operations during interval holding periods, accounting for developer subsidies to interval homeowners’ associations and accounting for upgrade transactions. The comment periods for both the proposed SOP and the proposed Statement concluded on April 30, 2003. The provisions of this proposed SOP and statement would be effective for financial statements issued for fiscal years beginning after June 15, 2004. It is not possible to determine at this time the impact the conclusions, when they are finalized, may have on the consolidated financial statements of the Company because the proposed SOP has been tabled for further consideration.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of Statement No. 150 as of July 1, 2003 did not have a material impact on its consolidated financial statements.

Note 6—St. Maarten Transactions

Leases of Vacation Interests

The Company owns and operates two resorts in St. Maarten, Netherlands Antilles. The Company conveys Vacation Interests in these resorts under long-term leases for a period of ninety-nine years at one resort, and at the other, a term expiring in 2050 and subject to extension for an aggregate term not to exceed ninety-nine years.

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

Current accounting guidance requires the related hard and soft construction costs of these Vacation Interests to be included within the caption “Property and Equipment” on the accompanying consolidated balance sheets and depreciated following the Company’s normal depreciation policies. At its other resorts, the Company capitalizes all of the hard and soft construction costs within the caption “Unsold Vacation Interests” and such costs are allocated to Vacation Interests cost of sales on the relative sales value method.

Similar to the mortgage financing issued to purchasers of Vacation Interests at the Company’s other resorts, the Company issues lease financing contracts to lessees of Vacation Interests at the St. Maarten resorts, subject to

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

underwriting criteria. When a borrower under such a contract defaults, the Company cancels the loan agreement and the difference between the cash payments made on the financing agreement and the amount of Vacation Interest revenue recognized on the related lease is immediately recognized as Vacation Interest revenue.

The following table summarizes the amounts on the accompanying consolidated balance sheets relating to the two St. Maarten resorts, as of the end of the reported periods:

	December 31, 2003	December 31, 2002
Prepaid expenses and other assets	$11,678	$11,753
Property and equipment (recorded cost)	$16,439	$15,984
Accumulated depreciation	(1,007)	(243)

Property and equipment, net	$15,432	$15,741

Deferred revenue	$77,853	$74,930

The following table summarizes the amounts recognized in the accompanying consolidated statements of operations relating to the items discussed above, for the periods indicated:

	Successor		Predecessor
	Year ended December 31, 2003	Five months ended December 31, 2002	Seven months ended July 31, 2002	Year ended December 31, 2001
Vacation Interest revenue	$3,953	$718	$1,217	$1,620
Advertising, sales and marketing costs	593	108	183	243

Homeowners’ Association Transactions

In the Company’s capacity as the homeowners’ association for these resorts, it collects maintenance fees from the lessees, which are accrued as earned, generally over a twelve-month period. The homeowners’ association will also periodically bill the lessees for capital projects assessments to repair and replace the amenities of these resorts, as well as special assessments to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are recognized as income by the reserve funds of the homeowners’ association during the period in which they are assessed.

The revenues relating to the homeowners transactions are included within the caption Management Services revenue and the expenses, except for the provision for bad debt and depreciation expenses, are included in General and Administrative expenses.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Reorganization and Restructuring Costs

In conjunction with and as a result of the bankruptcy reorganization under Chapter 11, the Company has incurred certain expenses and losses offset by income and gains. These items have been segregated from normal operating costs and consist of the following:

	Successor		Predecessor
	Year ended December 31, 2003	Five months ended December 31, 2002	Seven months ended July 31, 2002	Year ended December 31, 2001
Professional fees	$747	$5,840	$23,278	$47,818
Employee retention and severance programs (Note 22)	(109)	40	1,733	5,944
Provision for rejected executory contracts	—	—	—	2,125
Net (gains) losses on asset sales	(72)	(53)	(4,165)	(4,118)
Gains on settlement of debt (Note 9)	(634)	—	(21,236)	—
Gain on cancellation of pre-petition liabilities (Note 2)	—	—	(232,697)	—
Fresh-start adjustments	—	—	(112,742)	—
Other	(551)	1,549	13,327	—
Interest income	—	—	(109)	(1,419)

	$(619)	$7,376	$(332,611)	$50,350

The Company made cash payments for reorganization expenses of approximately $0.8 million for the year ended December 31, 2003, $27.9 million for the five months ended December 31, 2002, $28.9 million for the seven months ended July 31, 2002 and $43.8 million for the year ended December 31, 2001.

In 2002, the Company initiated and implemented a new strategic plan that included streamlining of the legal structure, and relocation of the Company’s headquarters and expenditures related to its unified global club. During the year ended December 31, 2003, the five months ended December 31, 2002, and the seven months ended July 31, 2002, the Company recorded restructuring charges of $1.3 million, $5.1 million and $1.0 million, respectively.

Note 8—Impairment of Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. After notable decreases in market conditions, the Company evaluated the recorded value of its former headquarters building in Orlando, Florida during the quarter ended September 30, 2003, and determined that impairment existed. The impairment was calculated to be $0.9 million. The remaining value of this asset is included in Assets Held for Sale on the accompanying consolidated balance sheets. The asset and related charge were recorded in the Company’s Domestic reporting unit.

In addition, during the third quarter 2003, the Company completed development and implementation of its new enterprise operating software, referred to within the Company as ATLAS. With the implementation of ATLAS, the Company no longer utilizes the software formerly used to facilitate and manage several functions of the Company’s business. Under the guidelines of SFAS 144, substantially all of the recorded value of this

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

software was deemed to be of no value and an impairment charge of $0.5 million was recorded in the third quarter of 2003. During the fourth quarter 2003, the Company also evaluated certain Vacation Interests recovered from defaulted notes, and determined that impairment existed and recorded a charge of $0.9 million. The asset and related charge were recorded in the Company’s Domestic reporting unit.

As of December 31, 2003, all of the Company’s goodwill arises from the adoption of fresh start accounting upon emergence from bankruptcy in July 2002, and is identified in the accompanying balance sheet as “Reorganization value in excess of identifiable assets.” SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested at least annually for impairment, or more frequently if circumstances exist to indicate potential impairment. The Company has elected to perform the required testing in the fourth quarter. Under SFAS 142, goodwill is to be tested for impairment at the reporting unit level.

Under SFAS 142, the first step to test for impairment is the comparison of the fair value of the reporting unit with its carrying value (including goodwill). The Company identified its Domestic and Foreign reporting units to be tested for impairment. Carrying value in excess of the fair value of a reporting unit is an indicator of possible impairment and requires the second step of the impairment test, which is to compare the implied fair value of the goodwill to its carrying value. Implied fair value is the amount of goodwill that would be recognized in a business combination, assuming such had taken place on the measurement date. Impairment exists to the extent the carrying value of goodwill exceeds its implied fair value.

The Company utilized a discounted cash flow approach, as well as a market value approach, in its estimate of the fair value of the respective reporting units. Both methods determined that the carrying value of the Domestic reporting unit exceeded its fair value. After comparing the implied fair value of the goodwill to its carrying value, the Company concluded that impairment of the Domestic reporting unit existed and recorded a charge of $91.6 million in the fourth quarter. Since emerging from Chapter 11 in 2002 the Domestic reporting unit has underperformed relative to the Company’s Plan of Reorganization giving rise to the impairment of goodwill. During the same period, the Foreign reporting unit has consistently met expectations of the Plan.

There were no impairment charges for goodwill or other assets in fiscal 2002 or 2001.

Note 9—Gains on Settlement of Debt

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2002, the Company exercised a “clean-up” call provision relating to certain securitized notes that were carried in the Company’s balance sheet and included in notes payable as of December 31, 2001. The cash required to facilitate the call was borrowed under the senior finance facility in the amount of $13.6 million. No gain or loss was recognized on this transaction.

There were no gains on settlement of debt in 2003 or 2001.

Note 10—Cash in Escrow and Restricted Cash

In Europe, the Company collects cash billed on behalf of homeowners’ associations, which is recorded as restricted cash, with a corresponding liability until disbursed. The Company also receives deposits at signing of sales and leases of Vacation Interests, which are restricted until the sale closes escrow and has been recorded in governmental property ownership records, which are characterized as “escrow” cash below. Additionally, in its capacity as servicer of mortgages and contracts, the Company collects cash on overnight rental operations on behalf of owners and homeowners’ associations, which are captioned “Rental trust” below.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, the balances within Cash in Escrow and Restricted Cash on the accompanying consolidated balance sheets are comprised of:

	2003	2002
Collected on behalf of homeowners’ associations	$52,483	$39,013
Escrow	7,255	7,712
Bonds and deposits	1,695	837
Rental trust	1,563	1,607
Other	270	1,830

Total cash in escrow and restricted cash	$63,266	$50,999

Note 11—Mortgages and Contracts Receivable, Net

The Company provides financing to purchasers and lessees of Vacation Interests that are collateralized by their interest in such Vacation Interests. The mortgages and contracts generally bear interest at fixed rates between 12% and 17% at the time of issuance. The term of the mortgages and contracts typically average seven to ten years, and may be prepaid at any time without penalty. The contract weighted average interest rate of outstanding mortgages and contracts receivable was 14.5% and 14.7% at December 31, 2003 and 2002, respectively. Mortgages and contracts receivable in excess of 60 days past due at December 31, 2003 and 2002 were 4.7% and 3.1%, respectively, of gross mortgages and contracts receivable.

The Company recorded a premium in fresh-start accounting on mortgages and contracts receivable of $10.3 million which will be amortized over the life of the mortgages and contracts receivable portfolio. At December 31, 2003 and 2002, net unamortized premium was $7.0 million and $9.2 million, respectively. During the year ended December 31, 2003 and five months ended December 31, 2002, amortization of $2.2 million and $1.1 million, respectively, was recorded as an adjustment to interest revenue.

The following reflects the scheduled contractual principal maturities of mortgages and contracts receivable:

Year ending December 31:
2004	$24,311
2005	21,034
2006	22,346
2007	22,653
2008	22,134
2009 and thereafter	75,548

$188,026
Mortgages and Contracts receivable in transit	12,957

$200,983

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the Company’s total mortgages and contracts receivable at December 31:

	2003	2002
Mortgages and contracts receivable	$200,983	$199,193
Deferred loan origination costs, net gross	4,258	4,556
Premium on mortgages and contracts receivable, net	7,024	9,233

Mortgages and contracts receivable	212,265	212,982
Less allowance for loan and contract losses	(29,443)	(32,394)

Mortgages and contracts receivable, net	$182,822	$180,588

Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is as follows:

	Successor		Predecessor
	Year ended December 31, 2003	Five months ended December 31, 2002	Seven months ended July 31, 2002	Year ended December 31, 2001
Balance, beginning of period	$32,394	$32,526	$36,206	$37,326
Provision for loan losses	6,193	1,925	3,137	10,606
Receivables charged off	(10,344)	(2,057)	(6,817)	(10,019)
Other	1,200	—	—	(1,707)

Balance, end of period	$29,443	$32,394	$32,526	$36,206

Included in other receivables on the accompanying consolidated balance sheets are $1.7 million and $1.7 million at December 31, 2003 and 2002, respectively, of accrued interest receivable related to mortgages and contracts receivable.

Note 12—Sales of Mortgages Receivable, Retained Interests in Mortgages Receivable Sold and Off-Balance Sheet Financing Arrangements

Sales of Mortgages Receivable

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2003, 2002 and 2001, the Company recognized $0.9 million, $1.0 million and $1.1 million in servicing fees related to off-balance sheet conduit and securitization transactions.

Fair Value of Retained Interests in Mortgages Receivable Sold

The Company measures the fair value of retained interests in mortgages receivable sold at each reporting date by estimating the expected future cash flows using updated economic assumptions for the weighted average life, prepayment speed and expected default rates based on historical experience and then discounting the estimated cash flows at a current fair value interest rate. These assumptions are developed based on the static pool methodology whereby the prepayment speed and expected default rates are developed based on the age and payment characteristics of the mortgages receivable. At December 31, 2003, the key economic assumptions and the sensitivity of the current fair value of retained interests in mortgages receivable sold to an immediate 10% or 20% adverse change in those assumptions are as follows:

Carrying amount/fair value of retained interests	$19,637
Weighted average remaining term (in years)	4.5-5.1
Prepayment speed assumption (annual rate)	2%-28%
Impact on fair value of 10% adverse change	$(15)
Impact on fair value of 20% adverse change	$(29)
Expected gross defaults (annual rate)	0.2%-10.4%
Impact on fair value of 10% adverse change	$(65)
Impact on fair value of 20% adverse change	$(130)
Residual cash flows discount rate (annual)	16.0%
Impact on fair value of 10% adverse change	$(1,009)
Impact on fair value of 20% adverse change	$(1,960)

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

Off-Balance Sheet Financing Arrangements

Off-balance sheet financing arrangements have been used to provide liquidity and improve cash flows for the Company. The discussion below describes qualifying special purpose entities and related financing transactions.

In order to obtain liquidity from its mortgages receivable, the Company securitized certain of those assets through entities that are intended to meet the accounting criteria for Qualifying Special Purpose Entities (Qualifying Entities). Among other criteria, a qualifying entity’s activities must be restricted to passive investment in financial assets and issuance of beneficial interests in those assets. Under accounting principles generally accepted in the United States of America, entities meeting these criteria are not consolidated in the sponsor’s financial statements. The Company sold selected financial assets to Qualifying Entities as described below. At the time of the closings of the transactions the Company received “true sale” legal opinions that were relied upon in connection with determinations of the qualified status of these special purpose entities.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following summarizes the off-balance sheet mortgages receivable, net of mortgages considered delinquent, held by special purpose entities:

	(Unaudited)
December 31	2003	2002
Conduit Obligor	$23,877	$32,856
1999-A Securitization Obligor	27,273	39,052
1999-B Securitization Obligor	20,681	28,651

	$71,831	$100,559

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the criteria for when mortgages are considered delinquent and the related percentages of delinquency:

	(Unaudited) Delinquency Criteria
December 31	Days	2003	2002
Conduit Obligor	120	43%	32%
1999-A Securitization Obligor	180	36%	26%
1999-B Securitization Obligor	180	35%	24%

The following summarizes the outstanding off-balance sheet obligations collateralized by the mortgages receivable held by special purpose entities:

	(Unaudited)
December 31	2003	2002
Conduit Obligor	$21,576	$32,416
1999-A Securitization Obligor	17,643	30,680
1999-B Securitization Obligor	12,856	21,073

	$52,075	$84,169

Note 13—Other Receivables, Net

Other receivables at December 31, 2003 and 2002 consist of amounts due to the Company for accrued interest on mortgages and contracts receivable, and other income, less an allowance for doubtful accounts of $5.1 million and $12.3 million, respectively.

Activity in the allowance for doubtful accounts is as follows:

	Successor		Predecessor
	Year ended December 31, 2003	Five months ended December 31, 2002	Seven months ended July 31, 2002	Year ended December 31, 2001
Balance, beginning of period	$12,278	$14,272	$17,547	$12,905
Provision for doubtful accounts	126	—	108	5,237
Receivables charged off	(7,258)	(1,994)	(3,383)	(1,040)
Other	—	—	—	445

Balance, end of period	$5,146	$12,278	$14,272	$17,547

Note 14—Assets Held for Sale

Assets held for sale consist of the following at December 31:

	2003	2002
Unsold Vacation Interests, including undeveloped land	$10,000	$11,102
Property and equipment, net	1,953	2,936

	$11,953	$14,038

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2003, the Company reclassified certain unsold Vacation Interests, including undeveloped land intended for use as Vacation Interest property, and certain other property and equipment as the related assets were no longer being actively marketed. The Company transferred a total of $8.0 million and $3.1 million, respectively from Assets held for sale to Unsold Vacation Interests and Property and equipment, net. In 2002, the Company realized proceeds of $10.5 million for dispositions of assets held for sale with an aggregate book value of $9.3 million at December 31, 2001. In 2001 the Company realized proceeds of $41.6 million for dispositions of assets held for sale with an aggregate net book value of $37.7 million at December 31, 2000.

Note 15—Unsold Vacation Interests, Net

Unsold Vacation Interests consists of the following at December 31:

	2003	2002
Development costs of Vacation Interests, net	$133,424	$125,545
Interests recoverable under defaulted mortgages	3,175	8,131

Unsold Vacation Interests, net	$136,599	$133,676

As part of the Company’s fresh-start accounting, unsold Vacation Interests were reduced at July 31, 2002 by $22.9 million. Cost of Vacation Interests sold for 2001 included approximately $4.9 million of costs related to the recognition of sales deferred in 2000 under the re-opening of the rescission period described in Note 1.

Note 16—Property and Equipment, Net

Property and equipment consists of the following at December 31:

	2003	2002
Land and improvements	$5,358	$3,214
Buildings and leasehold improvements	61,421	51,977
Furniture and office equipment	10,335	10,961
Computer equipment	6,409	3,322
Software	8,327	5,408

	91,850	74,882
Less accumulated depreciation and amortization	(18,710)	(5,720)

Property and equipment, net	$73,140	$69,162

Depreciation and amortization expense related to property and equipment was $11.2 million for the year ended December 31, 2003, $4.9 million for the five months ended December 31, 2002, $6.8 million for the seven months ended July 31, 2002, and $15.1 million for the year ended December 31, 2001. As part of fresh-start accounting, historical accumulated depreciation was netted against historical cost as of July 31, 2002.

Property and equipment includes $0.6 million and $0.6 million of equipment under capital leases at December 31, 2003 and 2002, respectively. Accumulated amortization of assets acquired under capital leases at December 31, 2003 and 2002 was $0.6 million and $0.5 million, respectively. Amortization expense for capital lease assets for the year ended December 31, 2003 was $0.1 million, $0.5 million for the five months ended December 31, 2002, $1.1 million for the seven months ended July 31, 2002 and $1.7 million for the year ended December 31, 2001, and is included in depreciations expense in the accompanying consolidated statements of

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations. The related capital lease obligations of $0.6 million and $1.6 million are included in notes payable on the accompanying consolidated balance sheets at December 31, 2003 and 2002, respectively. See note 25 for details regarding equipment under capital lease obligations.

Note 17—Goodwill and Intangible Assets

Intangible assets consist of the following at December 31:

	2003	2002
Management contracts	$1,237	$—
Trademarks	376	376

	1,613	376
Less accumulated amortization	(418)	(104)

Intangible assets, net	$1,195	$272

Amortization expense relating to other intangible assets was $0.3 million for the year ended December 31, 2003, $0.1 million for the five months ended December 31, 2002, $1.0 million for the seven months ended July 31, 2002, and $3.3 million for the year ended December 31, 2001.

As part of the Company’s fresh-start accounting, the historical goodwill balances and accumulated amortization thereon were eliminated. See Note 2 for details of the reorganization value in excess of identifiable assets-goodwill. The Company recorded an impairment of the reorganization value in excess of identifiable assets—see note 8, “Impairment of Assets.”

The balance remaining in reorganization value in excess of identifiable assets-goodwill was $61.6 and $154.0 million at December 31, 2003 and 2002, respectively.

Note 18—Borrowings

Line of Credit Facilities

On July 29, 2002, the Company entered into a two-year agreement for a $300 million senior secured exit and working capital credit facility (the senior finance facility) and the Company emerged from Chapter 11. The proceeds of the senior finance facility were to be used to pay amounts payable in connection with consummation of the Plan, provide mortgage receivable and other working capital financing to the Company and to pay fees and expenses related to the senior finance facility. A portion of proceeds from the initial funding drawn on the senior finance facility was used to pay off amounts outstanding under the Debtor Entities’ debtor-in-possession facility.

At December 31, 2003, the maximum capacity to borrow, amounts outstanding, and remaining availability under the senior finance facility was $263.0 million, $245.7 million and $17.3 million, respectively. The capacity and availability of borrowings under the senior finance facility is based on the amount of eligible mortgages receivable, the value of eligible Vacation Interests inventory and the value of certain real property and other assets. The senior finance facility is secured by a first priority lien on the mortgages receivable and Vacation Interests inventory, as well as certain real property and other assets of the Company, subject to certain exceptions. Borrowings under the senior finance facility bear interest at an annual rate equal to one month LIBOR plus 3% or 7%, depending on the type of asset collateralizing various advances; the cash weighted

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average interest rate of these borrowings at December 31, 2003 was 6.07% per annum. Beginning in February 2003, the senior facility also required the Company to pay an additional cash penalty when certain conditions are not met, which is not an event of default. During 2003 the Company paid $1.2 million of such penalties.

Our senior finance facility contains various restrictions and limitations that may affect our business and affairs. These include restrictions and limitations relating to our ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. This facility also requires that we maintain certain financial ratios and comply with other financial covenants. Our failure to comply with any of these provisions, or to pay our obligations under our senior finance facility or other loan agreements, could result in foreclosure by the lenders of their security interests in our assets, as discussed in the following paragraph, and could otherwise have a material adverse effect on the Company.

In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of the senior finance facility and an anniversary fee of 1.5% due on the anniversary of the initial borrowing, the Company issued warrants exercisable for 1,190,148 shares of new common stock at an exercise price of $15.25 per share (the deemed value of the shares), subject to adjustment under certain anti-dilution provisions of the warrants and will pay an unused commitment fee of 0.25% per annum on the excess availability under the senior finance facility. The $8.7 million value of the warrants issued to the senior finance facility lender was determined using a Black-Scholes model based on a risk free interest rate of 3.81%, expected volatility of 50% and an expected life of 5 years. The value of the warrants was recorded as a capitalized financing cost that is amortized over the term of the financing agreement. For the year ended December 31, 2003 and the five months ended December 31, 2002, amortization of $10.8 million and $3.7 million, respectively, of debt issuance costs was recorded and included in interest expense in the accompanying consolidated statements of operations. The Company also amortized a total of $1.5 million of debtor-in-possession facility debt issuance costs in the seven months ended July 31, 2002.

The Company entered into an amendment to the senior finance facility in February 2004 that extended the term of the loan, changed the borrowing rates, advance rates, availability and the warrants. See note 29, Subsequent Events, for details.

Notes Payable

Notes payable on the accompany consolidated balance sheets consists of the following at December 31:

	2003	2002
Capital lease obligations	$631	$1,586
Other notes payable	2,570	2,550

Total notes payable	$3,201	$4,136

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of the other notes payable (see note 25 for maturities of capital lease obligations) are as follows:

Due in the year ending December 31:

2004	$1,103
2005	253
2006	274
2007	297
2008	321
2009 and thereafter	322

$2,570

Note 19—Accrued Liabilities

The Company records estimated and calculated amounts for certain accrued liabilities at each period end. Accrued liabilities are probable future sacrifices of economic benefits arising from present obligations to transfer assets or provide services to other entities in the future as a result of past transactions or events. The nature of selected balances included in accrued liabilities of the Company include:

Accrued marketing expenses—consists of expenses for third party tour vendors who generate tours of prospective buyers for a fee, as well as attraction tickets and travel vouchers related to providing initial incentives to prospective buyers, and commissions due sales personnel on pending sales.

Accrued escrow liability—deposits in escrow received on Vacation Interests sold.

Accrued Vacation Interests carrying costs—estimated maintenance fees and the related property taxes specific to unsold Vacation Interests.

Amounts collected on behalf of HOA’s—fees billed and collected by the Company’s European operations on behalf of homeowners’ associations. The funds are released to the homeowners’ associations ratably over the year or, in some instances, upon demand.

The following table summarizes the balances in accrued liabilities on the accompanying consolidated balance sheets:

	2003	2002
Accrued marketing	$25,458	$21,901
Amounts collected on behalf of HOA’s	18,312	15,435
Accrued Vacation Interests carrying costs	10,975	8,768
Accrued escrow liability	7,100	6,727
Accrued other taxes	6,667	5,715
Accrued payroll and related	5,834	5,738
Accrued servicing liability	4,711	4,242
Accrued professional fees	3,501	6,140
Bankruptcy claims payable	3,048	4,126
Other	10,349	6,843

Total accrued liabilities	$95,955	$85,635

Note 20—Deferred Revenue

The Company records deferred revenue for payment received or billed but not earned for various activities, including those described herein and summarized below. The largest and primary component relates to leases of Vacation Interests at the Company’s two resorts in St. Maarten. See Note 6—St. Maarten Transactions for full discussion of this component.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Club Sunterra revenue—annual Club membership fees paid or billed to members and amortized ratably over the one-year period, one-time conversion fees paid by members to convert to the Club and amortized ratably over a 10-year period (the estimated life of the membership) and the remaining portion of an advance on renewal fees amortized ratably commensurate with Sunterra members renewing memberships with an external exchange service.

Unearned mini vacations—sold but unused single stay trial Vacation Interests, ranging from three days to one week. This revenue is recognized when the purchaser completes their respective stay at one of the Company’s resorts.

Unearned Vacation Interests carrying costs—maintenance fees billed but unearned in the Company’s capacity as the homeowners’ association, at the two St. Maarten resorts.

	2003	2002
Vacation Interest lease revenue (Note 6)	$77,853	$74,930
Deferred Club Sunterra revenue	8,265	13,278
Unearned mini-vacations	4,517	3,123
Unearned Vacation Interests carrying costs	—	629
Other	4,187	7,707

Total deferred revenue	$94,822	$99,667

Note 21—Segment Information

The Company currently operates in two geographic segments, the North America and foreign segments. During the Chapter 11 proceedings, the Company operated in three geographic segments, North American Debtor Entities, North American Non-Debtor Entities and foreign entities. All of these segments operate in one industry segment that includes the development, marketing, sales, financing and management of vacation ownership resorts. The Company’s areas of operation outside of North America include the United Kingdom, Italy, Spain, Portugal, Austria, Germany and France. The Company’s management evaluates performance of each segment based on profit or loss from operations before income taxes not including extraordinary items and the cumulative effect of change in accounting principles. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). No single customer accounts for a significant amount of the Company’s sales. Information about the Company’s operations in different geographic locations is shown below:

	North America	Foreign	Eliminations	Total
Year ended December 31, 2003 (Successor)
Revenues from external customers	$201,915	$106,346	$—	$308,261
Interest expense	26,287	2,442	(2,420)	26,309
Depreciation and amortization expense	7,878	3,671	—	11,549
Impairment of reorganization value in excess of identifiable assets	91,586	—	—	91,586
Income on investments in joint ventures	3,340	—	—	3,340
(Loss) income before income tax (benefit) provision	(103,461)	19,371	—	(84,090)
Segment assets	557,442	159,116	(62,505)	654,053
Assets held for sale	11,953	—	—	11,953
Investment in joint ventures	20,702	—	—	20,702
Expenditures for additions to long-lived assets	4,494	3,998	—	8,492
Other profit and loss items, including non-cash amounts:
Restructuring costs	1,274	—	—	1,274
Reorganization expenses, net	(619)	—	—	(619)

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	North America	Foreign	Eliminations	Total
Five Months ended December 31, 2002 (Successor)
Revenues from external customers	$80,432	$43,715	$—	$124,147
Interest expense	9,940	2,858	(2,925)	9,873
Depreciation and amortization expense	3,375	1,687	—	5,062
Income on investments in joint ventures	1,845	—	—	1,845
(Loss) income before income tax (benefit) provision	(17,883)	6,487		(11,396)
Segment assets	667,842	124,986	(60,575)	732,253
Assets held for sale	14,038	—	—	14,038
Investment in joint ventures	30,503	—	—	30,503
Expenditures for additions to long-lived assets	3,095	6,767	—	9,862
Other profit and loss items, including non-cash amounts:
Restructuring costs	5,054	—	—	5,054
Reorganization expenses, net	7,376	—	—	7,376

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about the Company’s operations in different geographic locations during the seven months ended July 31, 2002 (Predecessor) and year ended December 31, 2001 (Predecessor) is shown below:

	North America Debtors	North America Non- Debtors	Foreign	Total Non-Debtors	Eliminations	Total
Seven months ended July 31, 2002
Revenues from external customers	$80,229	$26,983	$52,553	$79,536	$—	$159,765
Interest expense.	8,918	—	245	245	—	9,163
Depreciation and amortization expense	4,644	1,562	1,703	3,265	—	7,909
Income on investments in joint ventures	—	2,640	—	2,640	—	2,640
Income before provision for income taxes	310,511	6,062	8,438	14,500	—	325,011
Expenditures for additions to long-lived assets	3,266	—	4,114	4,114	—	7,380
Other profit and loss items, including non-cash amounts:
Restructuring costs	889	156	—	156	—	1,045
Reorganization expenses, net	(332,611)	—	—	—	—	(332,611)

Year ended December 31, 2001
Revenues from external customers	$142,222	$42,006	$90,297	$132,303	$—	$274,525
Interest expense	20,190	16	3,800	3,816	(3,529)	20,477
Depreciation and amortization expense	9,216	3,650	5,649	9,299	—	18,515
Income on investments in joint ventures	—	3,381	—	3,381	—	3,381
(Loss) income before income tax (benefit) provision	(79,771)	2,102	8,847	10,949	—	(68,822)
Segment assets	573,137	55,161	127,346	182,507	(92,153)	663,491
Assets held for sale	11,324	—	—	—	—	11,324
Investment in joint ventures	414	19,284	—	19,284	—	19,698
Expenditures for additions to long-lived assets	778	—	10,479	10,479	—	11,257
Other profit and loss items, including non-cash amounts:
Reorganization expenses, net	48,554	—	1,796	1,796	—	50,350

Note 22—Employee Benefit Plans

The Company has established a qualified retirement plan (401(k) Plan), with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code of 1986, as amended. Subject to certain limitations, the 401(k) Plan allows participating employees to defer up to 15% of their eligible compensation on a pre-tax basis. The 401(k) Plan allows the Company to make discretionary matching contributions of up to 50% of employee contributions, though no such matching contributions were made during 2003, 2002 or 2001. During 2001, the Company received notification from the Department of Labor (DOL) that the Plan may have failed certain requirements under the applicable sections of the Internal Revenue Code. The Company performed all corrective actions required by the DOL in 2002.

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

Effective October 11, 2000, the Company implemented an employee retention plan for certain management and other key employees. The purpose of the plan was to encourage these employees to continue their employment with the Company during the Chapter 11 proceedings. The plan provided up to $3 million in retention bonuses for employees covered by the plan, subject to continued employment and the plan’s eligibility and vesting requirements. Effective August 21, 2001, the Company amended its key employee retention plan. The Company paid $1.0 million, $1.3 million, $0.2 million and $1.8 million in bonuses under the retention plan during the year ended December 31, 2003, the five months ended December 31, 2002, the seven months ended July 31, 2002 and the year ended December 31, 2001, respectively.

Note 23—Income Taxes

The components of the provision (benefit) for income taxes are summarized as follows:

	Successor		Predecessor
	Year Ended December 31, 2003	Five Months Ended December 31, 2002	Seven Months Ended July 31, 2002	Year Ended December 31, 2001
Current:
Federal	$—	$—	$—	$—
State	50	—	849	50
Foreign	4,753	2,927	2,468	4,232

Total current provision (benefit) for income taxes	4,803	2,927	3,317	4,282

Deferred:
Federal	—	—	(291)	—
State	—	—	—	—
Foreign	306	—	—	(1,565)

Total deferred provision (benefit) for income taxes	306	—	(291)	(1,565)

	$5,109	$2,927	$3,026	$2,717

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between the statutory provision for income taxes and the actual provision for income taxes is shown as follows:

	Successor		Predecessor
	Year Ended December 31, 2003	Five Months Ended December 31, 2002	Seven Months Ended July 31, 2002	Year Ended December 31, 2001
Income tax at U.S. federal statutory rate	$(35,069)	$(3,989)	$113,754	$(24,088)
State tax, net of federal benefit	(4,008)	(456)	13,850	(2,870)
Non-deductible goodwill	36,614	—	—	—
Reorganization expenses	112	2,877	9,105	13,748
Foreign taxes	5,059	2,927	2,468	2,667
Other nondeductible differences	(154)	50	(30)	4,274
Tax effects of fresh start adjustments	—	—	(43,969)	—
Reduction in tax basis of assets due to effects of income from cancellation of indebtedness	—	—	(55,898)	—
Changes in deferred tax asset balances to reflect the filing of tax returns	—	—	(15,861)	—
Change in valuation allowance	2,555	1,518	(20,393)	8,986

Provision for income taxes	$5,109	$2,927	$3,026	$2,717

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets and liabilities are as follows:

As of December 31	2003	2002
Deferred tax assets:
Allowances for losses	$11,640	$17,346
Unsold Vacation Interests adjustments	6,427	6,188
Intangible assets	8,540	8,071
Deferred profit	26,648	25,487
Accrued liabilities	8,911	6,850
Net operating loss carryover	48,135	48,536
Foreign net operating loss carryover	3,027	3,027
State net operating loss carryover	5,148	5,193
Minimum tax credit carryover	1,269	1,269
Other	11	46

Total gross deferred tax assets	119,756	122,013
Valuation allowance	(111,073)	(108,518)

Total net deferred tax assets	8,683	13,495

Deferred tax liabilities:
Installment sales	(6,159)	(10,208)
Foreign deferrals	(311)	(617)
Fixed Assets	(2,213)	(2,670)

Total deferred tax liabilities	(8,683)	(13,495)

Net deferred tax liability	$—	$—

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, the Company had available approximately $137.5 million of unused federal net operating loss carryforwards and $128.7 million of unused state net operating loss carryforwards (the NOLs) that may be applied against future taxable income. These NOLs expire on various dates from 2004 through 2021. At December 31, 2003, the Company had available approximately $8.2 million of unused foreign net operating loss carryforwards that may be applied against future taxable income. These foreign NOLs expire on various dates.

As a result of the bankruptcy and a subsequent ownership change (as defined by Internal Revenue Code section 382) during 2003, the remaining NOL utilization will be limited by Internal Revenue Code section 382 to approximately $9.8 million per year. In addition, various tax attributes of entities were reduced as of January 1, 2003. The components of deferred tax assets and liabilities as of December 31, 2002 have been restated to reflect the filing of 2002 tax returns.

As a result of uncertainties regarding the Company’s ability to generate sufficient taxable income to utilize its net operating loss carryforwards, the Company recorded a valuation allowance against the balance of its net deferred tax assets as of December 31, 2003 and 2002.

Provision has not been made for taxes on approximately $52.0 million, $34.6 million and $29.5 million of undistributed earnings of foreign subsidiaries as of December 31, 2003, 2002 and 2001, respectively. Those earnings have been and are expected to be reinvested in the foreign subsidiaries. These earnings could become subject to additional tax if they were remitted to the Company, or if the Company were to sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings.

Note 24—Related Party Transactions

Joint Ventures

The Company owns a 30% interest in Poipu Resort Partners, L.P. (“Poipu”) and a 23% interest in West Maui Resort Partners, L.P. (“Ka’anapali”), and accounts for its investments in joint ventures under the equity method. In 2003, the Company received $10.6 million in cash distributions from Ka’anapali and $1.6 million in cash distributions from Poipu. At December 31, 2002 the Company had a note receivable bearing interest at 12% of $0.9 million due from Poipu, which was paid in full in February 2003. The Company also receives fees from both Poipu and Ka’anapali for providing property management as well as oversight of the sales and marketing functions, which are included in the totals for management services revenue. See “Management Services” paragraph below.

Management Services

Included within the amounts reported as management services revenue are revenues from property management services provided to the homeowners associations of the resorts wherein the Company owns either Unsold Vacation Interests or is a minority owner, as well as fees earned for management of sales and marketing functions at certain resorts. These amounts totaled $20.1 million for the year ended December 31, 2003, $6.8 million for the five months ended December 31, 2002, $12.1 million for the seven months ended July 31, 2002, and $19.7 million for the year ended December 31, 2001.

Under contracts approved by the Boards of Trustees of the homeowners’ association for certain resorts, the Company serves as the property manager for these resorts. Additionally, the Company has contractual agreements with the homeowners’ associations of certain resorts to provide telephone services to the property.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable due from the homeowners’ associations, generally for management fees and other operating and maintenance expenses, are reported net of amounts payable to homeowners’ associations, consisting primarily of maintenance fees for units owned by the Company. The Company also periodically advances funds to the two joint venture entities in which the Company maintains minority interest (see “Joint Ventures” above). The following table shows the balances outstanding from related parties on the accompanying consolidated balance sheets:

	2003	2002
Receivable from homeowners’ associations	$4,149	$975
Advances to joint ventures	365	865

Total	$4,514	$1,840

WestPac

From October 2001 to September 30, 2003, the Company had a contract with Westpac Resort Group LLC (Westpac), an entity owned during that period by the Chief Executive Officer of Sunterra USA. Westpac arranges tours of vacation residences for potential customers. Management believes that the terms of the agreement were comparable to that of an agreement with an unrelated third party. Total payments to Westpac under this agreement were $1.7 million for the year ended December 31, 2003, $0.7 million during the five months ended December 31, 2002, $0.6 million during the seven months ended July 31, 2002, and $0.1 million during the year ended December 31, 2001.

On September 30, 2003, the Company entered into an agreement to purchase the assets of Westpac, and the Company is now operating it through its wholly owned subsidiary, Resort Marketing International, Inc. The purchase price of the acquisition is contingent upon completed tours by a group of potential customers. The maximum total purchase price is approximately $0.6 million.

Other

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

Note 25—Commitments and Contingencies

Lease Agreements

The Company leases certain computer and other equipment under capital lease agreements, the maturities of which are outlined in the table below. See note 16 for further details regarding the subject computers and other equipment.

The Company also leases office space, off-premises sales booths and certain office equipment under operating leases. Total rental expense under operating leases was $3.2 million for the year ended December 31, 2003, $1.5 million for the five months ended December 31, 2002, $3.0 million for the seven months ended

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2002 and $3.2 million for the year ended December 31, 2001. Many of these agreements have renewal options, subject to inflationary adjustments, including the leases on the Company’s primary offices in North Las Vegas, Nevada.

At December 31, 2003, future minimum lease payments on capital and operating leases were as follows:

	Capital Leases	Operating Leases
Year Ending December 31
2004	$544	$3,726
2005	96	3,308
2006	56	2,848
2007	12	1,734
2008	7	1,643
Thereafter	—	1,417

Total minimum lease payments	715	$14,676

Less: Amount representing interest	(84)

Present value of net minimum lease payments	$631

Litigation and Other

In 1996, the State of Hawaii Department of Taxation (“DOT”) began audits of Sunterra Pacific and the VTS Operating Fund, Inc. (the “Operating Fund”) established by Sunterra Pacific as a repository for pass through funds relating to obligations of Sunterra Pacific timeshare owners. On July 20, 2000, the DOT issued final assessments for general excise and use tax claimed to be owed by Sunterra Pacific for June 30, 1987 through June 30, 1999. The assessments for back taxes, penalties and interest total approximately $5.8 million. In a parallel audit of the Operating Fund, the DOT issued proposed assessments for general excise and use tax for the period June 30, 1994 through June 30, 1998. These assessments for back taxes, penalties and interest total $1.4 million. Sunterra Pacific disputes many of the assessments described above and filed a Notice of Appeal to the Hawaii Tax Board of Review in September 2002. Sunterra representatives continue to work with DOT representatives to discuss DOT’s assessments and the possibility of a settlement. Management believes that the ultimate outcomes of these actions will not have a material adverse impact on the Company’s financial position or results of operations.

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

Sunterra licensed certain computer software under a software license granted by RCI Technology Corp., formerly known as Resort Computer Corporation (RCC). That software was the foundation for Sunterra’s integrated computer system, which manages a wide range of hospitality functions, such as reservations, inventory control, sales commissions, Club Sunterra operations, housekeeping and marketing. RCI Technology filed a motion in the Chapter 11 Cases alleging that the license agreement should be deemed rejected, which RCI Technology asserts would have the effect of terminating the license. Sunterra opposed the motion, and the Bankruptcy Court ruled in favor of Sunterra and denied RCI Technology’s motion. On June 14, 2002, RCI Technology filed a notice of appeal of the Court’s decision. On January 10, 2003, the United States District Court

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Maryland affirmed the order of the Bankruptcy Court, denying the motion of RCI Technology. RCI Technology has further appealed that decision to the United States Court of Appeals, 4th Circuit, and that appeal was heard in the fourth quarter 2003. The Company’s new “ATLAS” computer system fully replaces any software based on the RCI Technology system, and as such, the Company does not believe a victory by RCI Technology in this litigation would have a material adverse effect on the Company.

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

The Company owns a partnership interest in the Embassy Vacation Resort at Poipu Point, Koloa, and Kauai, Hawaii. Under the terms of the partnership agreement, the Company could be required to purchase the other partner’s interest. At December 31, 2003, the Company does not believe that the events requiring such purchase are likely to occur.

As discussed in Note 24, the Company holds a 23% interest in Ka’anapali that operates a vacation ownership resort in Hawaii. This limited partnership refinanced existing debt in March 2003. In connection with the refinancing, the Company (as well as its partners on a pro rata basis) provided limited guarantees in the event the lenders suffer losses for a number of specific reasons including fraud, misrepresentation, environmental conditions and certain zoning and property-specific matters. These guarantees are limited to the specified items of risk, and do not generally guarantee repayment of the refinanced obligations, and expire with the repayment of the debt. The Company is unable to develop an estimate of the maximum potential amount of future payments under guarantees for fraud or misrepresentation, and does not believe that it will be required to perform under the guarantee as it relates to environmental conditions, certain zoning and property-specific matters. Accordingly, the Company has not recorded a liability for any potential obligations under the guarantees.

The Company has entered into employment contracts with certain key management employees that specify severance payments upon termination of the contracts. The employment contracts all specify stock options to be granted. A total of 1,097,821 options were granted under such contracts as of December 31, 2003. See Note 27 for information regarding stock options due under these contracts.

The Company’s subsidiary in Europe has obtained a license from the Civil Aviation Authority (the CAA) to operate as a tour operator through September 2004. Under the license with the CAA, the Company has agreed to limit repayment of advances between the Company and its subsidiary in Europe to those amounts that have been outstanding less than one year, which approximates $8.2 million at December 31, 2003, unless prior approval is received.

Note 26—Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. The Company in estimating its fair value disclosures for financial instruments used the following methods and assumptions:

Cash and Cash Equivalents and Restricted Cash—The carrying amount reported in the balance sheets approximates the fair value because of the short maturity of these instruments.

Retained Interests in Mortgages Receivable Sold—The carrying amount reported in the balance sheets for retained interests approximates fair value based on the assumptions disclosed in Note 12.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgages and Contracts Receivable—The carrying amount reported in the balance sheets for mortgages and contracts receivable approximates fair value.

Accounts Payable and Accrued Expenses—The carrying amount reported in the balance sheets approximates the fair value because of the short maturity of these instruments.

Notes Payable—The carrying amounts reported in the balance sheets for notes payable approximates their fair value because the interest rates on these instruments approximate current interest rates charged on similar current borrowings.

Note 27—Stock Options

The Company accounts for stock options issued to employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. All outstanding shares of the Predecessor Company’s common stock and options granted to purchase such stock were cancelled as of the Effective Date of the Plan. In connection with the consummation of the Plan, the Company established the Sunterra Corporation 2002 Stock Option Plan, under which certain employees may be granted options to purchase a total of 2,012,821 shares of the Successor Company’s common stock.

A summary of the Company’s stock options (actual number of shares) for the periods ended December 31, 2003 and 2002, July 31, 2002, and December 31, 2001 is presented in the following table:

	Successor				Predecessor
	Year Ended December 31, 2003		Five Months Ended December 31, 2002		Seven Months Ended July 31, 2002		Year Ended December 31, 2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding options, beginning of period	—	—	—	—	2,548,029	$10.93	3,251,004	$10.94
Granted	1,395,321	$15.25	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited or cancelled	(3,500)	$15.25	—	—	(2,548,029)	$10.93	(702,975)	$10.66

Outstanding options, end of period	1,391,821	$15.25	—	—	—	$—	2,548,029	$10.93

Exercisable at end of period	414,723	$15.25	—	—	—	$—	2,315,329	$12.79

All stock options issued by the Predecessor Company were issued to employees at exercise prices equal to fair market value of the Company’s common stock on the grant date. The options ranged from three to five years for full maturity and the exercise prices ranged from $8.875 to $25.667.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 28—Quarterly Financial Information (Unaudited)

As discussed in note 2 above, the Company reclassified certain revenue and expense items in the consolidated statements of operations. The quarterly amounts below have been reclassified to conform with the 2003 Annual Report consolidated presentation.

	Successor
	Three Months Ended
	12/31/03	09/30/03	06/30/03	03/31/03
Total Revenues	$77,136	$86,837	$79,987	$64,301

Income (loss) from operations	$(92,120)	$5,201	$6,319	$(6,830)

Net income (loss)	$(91,981)	$4,278	$5,184	$(6,680)

Earnings (loss) per common share—basic and diluted	$(4.60)	$0.21	$0.26	$(0.33)

	Successor		Predecessor	Predecessor
	Three Months Ended 12/31/02	Two Months Ended 09/30/02	One Month Ended 07/31/02	Three Months Ended
				06/30/02	03/31/02
Total Revenues	$69,124	$55,023	$26,798	$73,514	$59,453

(Loss) income from operations	$(5,921)	$(7,320)	$335,001	$(13,156)	$526

Net (loss) income	$(6,602)	$(7,721)	$335,051	$(13,958)	$892

Loss per common share—basic and diluted	$(0.33)	$(0.39)

Note 29—Subsequent Events

In February 2004, the Company and Merrill Lynch Mortgage Capital Inc., amended our senior financing facility (see note 18, “Borrowings”), raising the maximum aggregate borrowing from $300 million to $350 million and extending the term to February 28, 2006. The interest rate on loans secured by our eligible mortgages and contracts receivable was reduced from the one-month LIBOR rate plus 3.00% to the one-month LIBOR rate plus 2.25%, and, for the loans secured by our eligible unsold Vacation Interests, the rate was reduced from the one-month LIBOR rate plus 7.00% to the one-month LIBOR rate plus 4.00%. The amendment reduced the exercise price of the warrants to purchase 1,190,148 shares of our common stock held by the lenders from $15.25 per share to $14.00 per share. Additionally, the advance rate under loans secured by eligible mortgages and contracts receivable was increased to 85% from 80%. The amendment also expanded our ability to borrow against Vacation Points and contracts receivable collateralized by Vacation Points, including both assets we acquired as part of the Epic acquisition as well as assets associated with our new multi-site clubs that are implementing our “One World One Club” strategy.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ALL ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to evaluate the effectiveness of these actions as well as our overall disclosure controls and procedures. Where changes are underway, but not yet fully implemented, we have attempted to impose mitigating and redundant controls to ensure that an effective control environment is maintained.

PART III

ITEMS 10-14.

The information required by these items will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2003 annual meeting of stockholders which is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statement Schedules

We have omitted all schedules to our consolidated financial statements because they are not required under the related instructions or are inapplicable or because we have included the required information in our consolidated financial statements or related notes.

(b) Reports on Form 8-K

We filed the following Current Reports on Form 8-K with the SEC during the quarter ended December 31, 2003:

•	Current Report on Form 8-K filed with the SEC on October 31, 2003, regarding a distribution of common shares to certain creditors

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

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Sunterra Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

3.2	Amended and Restated Bylaws of Sunterra Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.1	Third Amended and Restated Joint Plan of Reorganization, dated May 9, 2002, of Sunterra Corporation and its debtor affiliates under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (date of event: May 9, 2002))

10.2	Confirmation Order, dated June 20, 2002, of the Bankruptcy Court (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed June 28, 2002)

Exhibit Number	Description

10.3	Loan Agreement, dated as of July 29, 2002, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) as amended by Amendment No. 1 dated as of December 20, 2002 and further amended by Amendment No. 2 dated February 13, 2004, by and between Merrill Lynch Mortgage Capital, Inc. as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

*10.4	Amendment No. 2, dated February 13, 2004, to Loan Agreement dated July 29, 2002, as amended by Amendment No. 1 dated as of December 20, 2002, by and between Merrill Lynch Mortgage Capital Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries.

10.5	Warrant Agreement, dated as of July 29, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) as amended by Amendment No 1 dated February 13, 2004 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003), by and between Sunterra Corporation and Merrill Lynch Capital Mortgage Inc.

*10.6	Amendment No. 1, dated February 13, 2004, to Warrant Agreement dated as of July 29, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) by and between Sunterra Corporation and Merrill Lynch Capital Mortgage Inc.

*10.7	Sunterra Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.8	Warrant Agreement, dated as of July 29, 2002, by and between Sunterra Corporation and Mellon Investor Services, LLC, as warrant agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.9	Registration Rights Agreement, dated as of July 29, 2002, by and among Sunterra Corporation, Merrill Lynch Mortgage Capital, Inc. and certain initial holders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

+10.10	Amended and Restated Employment Agreement dated as of November 19, 2001 between Sunterra Corporation and Nicholas Benson (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (date of event: January 25, 2002))

+10.11	Employment Agreement dated September 9, 2002 between Sunterra Corporation and Steven E. West (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002)

+10.12	Employment Agreement dated May 21, 2001 between Sunterra Corporation and Andrew Gennuso (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed June 28, 2002)

16.1	Letter from Deloitte & Touche LLP (incorporated by reference to Exhibit 11.1 to the Company’s Current Report on Form 8-K (date of event: November 19, 2002))

*21	Subsidiaries of Sunterra Corporation

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Compensatory management plan
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTERRA CORPORATION

March 15, 2004	By:	/s/ NICHOLAS J. BENSON

Name: Nicholas J. Benson Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NICHOLAS J. BENSON Nicholas J. Benson	President, Chief Executive Officer and Director	March 15, 2004

/s/ STEVEN E. WEST Steven E. West	Chief Financial Officer	March 15, 2004

/s/ DAVID GUBBAY David Gubbay	Director	March 15, 2004

/s/ FREDERICK SIMON Frederick Simon	Director	March 15, 2004

/s/ BRADFORD T. WHITMORE Bradford T. Whitmore	Director	March 15, 2004

/s/ CHARLES F. WILLES Charles F. Willes	Director	March 15, 2004