Form 10-Q
period 2004-03-31
SUNTERRA CORP
filed 2004-05-11
CIK 1016577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a bankruptcy court.    ☒  Yes    ☐  No

Number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at May 7, 2004: 18,544,753

SUNTERRA CORPORATION AND SUBSIDIARIES

SUNTERRA CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Sunterra Corporation and subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The accompanying unaudited consolidated financial statements should be reviewed in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this report. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

(Amounts in thousands, except per share data)

(Unaudited)

	2004	2003
Revenues:
Vacation Interest	$52,335	$40,797
Resort rental	4,384	3,923
Management services	8,175	7,552
Interest	6,920	6,489
Other	4,277	4,987

Total revenues	76,091	63,748

Costs and Operating Expenses:
Vacation Interest cost of sales	10,744	7,703
Advertising, sales and marketing	31,834	25,674
Vacation Interest carrying costs	5,920	4,296
Provision for doubtful accounts and loan losses	2,586	782
Loan portfolio	1,335	2,819
General and administrative	19,058	19,067
(Gain) loss on sales of assets	(3,144)	106
Depreciation and amortization	2,271	2,972
Interest, net of capitalized interest of $29 and $0, respectively	6,131	5,960
Reorganization and restructuring, net	—	1,199

Total costs and operating expenses	76,735	70,578

Income from investments in joint ventures	1,121	814

Income (loss) before provision (benefit) for income taxes	477	(6,016)
Provision (benefit) for income taxes	(220)	664

Net income (loss)	$697	$(6,680)

Income (loss) per share:
Basic and diluted	$0.03	$(0.33)

Weighted average number of common shares outstanding	20,000	20,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003

(Amounts in thousands, except per share data)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$18,465	$21,305
Cash in escrow and restricted cash	75,044	63,266
Mortgages and contracts receivable, net	230,236	182,822
Retained interests in mortgages receivable sold	19,847	19,637
Due from related parties, net	9,000	4,514
Other receivables, net	39,455	19,644
Prepaid expenses and other assets, net	48,461	37,660
Assets held for sale	1,953	11,953
Investments in joint ventures	21,335	20,702
Unsold Vacation Interests, net	139,614	136,599
Property and equipment, net	71,320	73,140
Goodwill	63,588	61,616
Intangible and other assets, net	1,100	1,195

Total assets	$739,418	$654,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings under line of credit agreements	$209,177	$245,725
Senior subordinated convertible notes	95,000	—
Accounts payable	11,047	7,056
Accrued liabilities	108,254	95,955
Income taxes payable	2,978	3,716
Deferred revenues	103,855	94,822
Notes payable	2,102	3,201

Total liabilities	532,413	450,475

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 30,000 shares authorized; 18,495 shares issued and outstanding at March 31, 2004 and December 31, 2003)	185	185
Additional paid-in capital	297,149	296,709
Accumulated deficit	(102,825)	(103,522)
Accumulated other comprehensive income	12,496	10,206

Total stockholders’ equity	207,005	203,578

Total liabilities and stockholders’ equity	$739,418	$654,053

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003

(Amounts in thousands)

(Unaudited)

	2004	2003
Operating activities:
Net income (loss)	$697	$(6,680)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,271	2,972
Provision for doubtful accounts and loan losses	2,586	782
Amortization of capitalized financing costs, deferred loan and contract origination costs and other	3,809	3,052
Income from investments in joint ventures	(1,121)	(814)
(Gain) loss on sales of assets	(3,144)	106
Loss on foreign currency	1,008	—
Changes in retained interests in mortgages receivable sold	(210)	(331)
Changes in operating assets and liabilities:
Cash in escrow and restricted cash	(10,504)	(11,789)
Mortgages and contracts receivable	(7,591)	4,608
Due from related parties, net	(3,553)	(211)
Other receivables, net	(6,144)	(4,224)
Prepaid expenses and other assets, net	(1,949)	(599)
Unsold Vacation Interests, net	6,234	3,657
Accounts payable	3,910	(2,528)
Accrued liabilities	9,578	7,437
Income taxes payable	(841)	(1,758)
Deferred revenues	9,078	4,688

Net cash provided by (used in) operating activities	4,114	(1,632)

Investing activities:
Proceeds from sales of assets	—	199
Capital expenditures	(2,514)	(1,956)
Purchase of Epic mortgages and contracts receivable	(43,915)	—
Purchase of Thurnham Leisure Group	(3,835)	—
Purchase of U.S. government securities pledged under bond indenture	(10,426)	—
Decrease in intangible and other assets, net	—	157
Distributions from investments in joint ventures	488	10,629

Net cash (used in) provided by investing activities	(60,202)	9,029

Financing activities:
Borrowings under line of credit agreements	48,857	—
Payment of debt issuance costs	(3,337)	—
Proceeds from issuance of notes payable	4	—
Proceeds from issuance of senior subordinated convertible notes	95,000	—
Payments under line of credit agreements	(85,405)	(14,950)
Payments on notes payable	(1,103)	(391)

Net cash provided by (used in) financing activities	54,016	(15,341)

Effect of changes in exchange rates on cash and cash equivalents	(768)	449

Net decrease in cash and cash equivalents	(2,840)	(7,495)
Cash and cash equivalents, beginning of period	21,305	22,960

Cash and cash equivalents, end of period	$18,465	$15,465

The accompanying notes are an integral part of these consolidated financial statements. (Continued)

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003

(Amounts in thousands)

(Unaudited)

	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$3,645	$3,422
Cash paid for taxes, net of tax refunds	705	2,425

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets held for sale reclassified to Unsold Vacation Interests, net	$—	$2,354
Assets held for sale reclassified to Property and equipment, net	—	3,146
Property and equipment transferred to Unsold Vacation Interests, net	3,878	—

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(Unaudited)

Note 1—Background and Business

Sunterra Corporation, a Maryland corporation (together with its wholly owned subsidiaries hereafter referred to as “Sunterra” or the “Company”) was incorporated in May 1996 as KGK Resorts, Inc. and was later known as Signature Resorts, Inc. At the time of its August 1996 initial public offering, the Company owned nine (9) vacation ownership resorts in Hawaii, Florida, South Carolina, Missouri, and California and in the Caribbean. The Company became known as Sunterra Corporation in the second quarter of 1998. Today headquartered in North Las Vegas, Nevada, Sunterra has grown to become one of the world’s largest vacation ownership companies, as measured by the number of individual resort locations and owner families. At March 31, 2004, the Company had approximately 300,000 owner families vacationing at 94 resorts in 12 countries located in North America, Europe and the Caribbean. See Note 11 for detailed geographic segment information.

The operations of Sunterra include (i) acquiring, developing and operating vacation ownership resorts, (ii) marketing and selling vacation ownership interests to the public at its resort locations and off-site sales centers, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity (“Vacation Intervals”), and vacation points which may be redeemed for occupancy rights of varying lengths of stay at participating resort locations (“Vacation Points”, and together with Vacation Intervals, “Vacation Interests”), (iii) leasing Vacation Intervals and selling Vacation Points at certain Caribbean locations, (iv) providing consumer financing to individual purchasers of Vacation Interests, (v) providing resort rental, management, maintenance and collection services for which the Company receives fees paid by the resorts’ homeowners’ associations, and (vi) operating the Company’s membership and exchange programs.

Note 2— Basis of Presentation and Summary of Significant Accounting Policies

Reference to Annual Report on Form 10-K

These unaudited consolidated financial statements were prepared using the requirements outlined by the Securities and Exchange Commission (“SEC”) for preparation of interim financial statements. It is presumed that users of the unaudited interim consolidated financial information have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote disclosures that would substantially duplicate the disclosure contained in the most recent annual report to security holders or latest audited financial statements, such as a statement of significant accounting policies and practices, details of accounts which have not changed significantly in amount or composition since the end of the most recently completed fiscal year may be omitted. Please review the accompanying unaudited consolidated financial statements in conjunction with the accounting policies and detailed disclosures contained in our Annual Report on Form 10-K, filed with the SEC on March 15, 2004, as well as all the financial information contained in interim and other reports filed with the SEC after that date.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all majority-owned subsidiaries in which the Company exercises control. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting. The Company does not have any interests in any entity considered to be a variable interest entity for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 as amended in December 2003 by FASB Interpretation No. 46 R. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of these entities. The Company currently is a minority partner in two joint ventures as discussed in Note 12. All significant intercompany transactions and balances have been eliminated from the unaudited consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company in preparation of its unaudited consolidated financial statements include: (i) mortgages and contracts receivable allowance for loan and contract losses, (ii) valuation of retained interests in mortgages and

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts receivable sold, (iii) estimated net realizable value of assets held for sale, (iv) future sales plans used to allocate certain Unsold Vacation Interests to Vacation Interests carrying cost of sales under the relative sales value method, (v) impairment of long-lived assets including goodwill, and (vi) the valuation allowance recorded against deferred tax assets. Actual results could differ from those estimates.

Income (Loss) per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

For the three months ended March 31, 2004 and 2003, a total of 1,790,148 shares attributable to the exercise of outstanding warrants were excluded from the calculation of diluted income (loss) per share because the exercise price of the warrants exceeded the average price of the Company’s common stock. For the three months ended March 31, 2004, a total of 1,808,312 shares of the Company’s common stock attributable to the exercise of outstanding options under the Sunterra Corporation 2002 Stock Option Plan were excluded from the calculation of diluted income per share because the exercise price of the options exceeded the average price of the Company’s common stock. For the three months ended March 31, 2004, a total of 5,937,500 shares of the Company’s common stock issuable upon the conversion of the Company’s 3 ¾% Senior Subordinated Convertible Notes due 2024 were excluded from the calculation of diluted income per share because the conversion “trigger” price of these instruments exceeded the average price of the Company’s common stock.

A distribution of 1,505,110 shares of the Company’s common stock will be made to certain former creditors on a pro rata basis for no cash consideration, upon the completion of certain claims processes. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, these shares of common stock to be issued are considered to be outstanding and included in the computation of income (loss) per share of the Company.

Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This pronouncement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under the Company’s plan are granted with an exercise price equal to or greater than the fair market value on the date of the grant.

The following table presents the Company’s net income (loss) and the pro forma net loss per share had the Company adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 (in thousands, except per share data).

	Three months ended March 31, 2004	Three months ended March 31, 2003
Net income (loss), as reported	$697	$(6,680)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,495)	—

Pro forma net loss	(798)	(6,680)

Basic and diluted net income (loss) per share, as reported	$.03	$(0.33)
Basic and diluted pro forma net loss per share	$(.04)	$(0.33)

The fair value of stock options used to compute pro forma net loss and pro forma net loss per share disclosures is estimated using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, this model requires the imput of subjective assumptions, including the expected price volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information, and notably, the Company’s common stock has limited trading history. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. The Company used the following assumptions in estimating the $6.66 fair value of these options using the Black-Scholes options-pricing model; expected life-5 years; interest rate—2.74%; expected dividends—$0; volatility—59%.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As noted in the “Income (Loss) Per Share” paragraph above, the Company has also issued warrants for the purchase of 1,790,148 of the Company’s common shares to non-employee creditors. The Company accounts for these issuances under SFAS No. 123, as amended by SFAS No. 148, and related interpretations, which utilizes a fair-value method of accounting. The Company used the following assumptions in estimating the fair value of these warrants: expected life-5 years; interest rate—3.81%; expected dividends—$0; volatility—50%.

Foreign Currency Translation

Assets and liabilities in foreign locations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss is shown as a translation adjustment and is included in other comprehensive income in stockholders’ equity. Gains and losses from foreign currency transactions are included in the unaudited consolidated statements of operations. During the quarter ended March 31, 2004, the Company’s European operations experienced a $1 million loss relating to holding Euros. There were no significant gains or losses on foreign currency transactions in the three months ended March 31, 2003.

Reclassifications

The first quarter 2003 unaudited consolidated financial statements were restated during the third quarter of 2003. For further details, please refer to the Form 10-Q for the quarterly period ended September 30, 2003 filed with the SEC on November 14, 2003. During the fourth quarter of 2003, the Company changed the format of its statement of operations. The first quarter 2003 financial statements were attached as an exhibit to the press release announcing the fourth quarter 2003 results. For further details, please refer to the Form 8-K filed with the SEC on March 15, 2004. Further reclassifications were made to the 2003 unaudited consolidated financial statements to conform to the 2004 presentation since that date and include entries to reclassify trial program revenues from Vacation Interest revenue to resort rental revenue consistent with the 2004 presentation and entries to reduce revenues and expenses for incentives provided to customers.

Note 3—St. Maarten Transactions

Leases of Vacation Interests

The Company owns and operates two resorts in St. Maarten, Netherlands Antilles. Prior to March 2004, the Company conveyed Vacation Interests in these resorts under long-term leases for a period of ninety-nine years at one resort, and at the other, a term expiring in 2050 and subject to extension for an aggregate term not to exceed ninety-nine years. During the first quarter of 2004, the Company began to convey Vacation Points representing beneficial interests in a trust that holds title to the underlying resorts.

These leases are deemed to be operating leases under current accounting pronouncements. As such, the sales value of the related Vacation Interests are recorded as deferred revenue at the date of execution of each transaction and amortized on a straight-line basis over the term of the related lease agreement. The unamortized balance of the sales value is included within the caption “Deferred revenues” on the accompanying unaudited consolidated balance sheets. The direct sales and marketing costs of these transactions are also deferred and amortized on a straight-line basis over the term of the related lease agreement. The unamortized balance of the direct sales and marketing costs are included within the caption “Prepaid expenses and other assets, net” on the accompanying unaudited consolidated balance sheets.

On a monthly basis, the Company recognizes a portion of the deferred revenue relating to these leases and includes this within the amounts captioned “Vacation Interest revenue” on the accompanying unaudited consolidated statements of operations. Likewise, the Company recognizes a portion of the deferred marketing and leasing expenses on a monthly basis and includes this expense within the amounts captioned “Advertising, Sales and Marketing expenses” on the accompanying unaudited consolidated statements of operations.

Current accounting guidance requires the related hard and soft construction costs of these Vacation Interests to be included within the caption “Property and Equipment, net” on the accompanying unaudited consolidated balance sheets and depreciated following the Company’s normal depreciation policies. At our other resorts, the Company capitalizes all of the hard and soft construction costs within the caption “Unsold Vacation Interests, net” and such costs are allocated to Vacation Interest carrying cost of sales on the relative sales value method. During the first quarter of 2004, in conjunction with the change from long-term leases to Vacation Points, approximately $3.9 million of the hard and soft construction costs of the Vacation Interests were reclassified from Property and Equipment, net to Unsold Vacation Interests, net

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Similar to the mortgage financing issued to purchasers of Vacation Interests at the Company’s other resorts, the Company issues lease financing contracts to lessees of Vacation Interests at the St. Maarten resorts, subject to underwriting criteria. When a borrower under such a contract defaults, the Company cancels the loan agreement and the difference between the cash payments made on the financing agreement and the amount of Vacation Interest revenue recognized on the related lease is immediately recognized as Vacation Interest revenue.

The following table summarizes the amounts on the accompanying unaudited consolidated balance sheets relating to the two St. Maarten resorts, as of the end of the reported periods:

	March 31, 2004	December 31, 2003
Prepaid expenses and other assets, net (direct sales and marketing costs)	$11,717	$11,678

Property and equipment (recorded cost)	$12,347	$16,439
Accumulated depreciation	(854)	(1,007)

Property and equipment, net	$11,493	$15,432

Deferred revenue	$78,116	$77,853

The following table summarizes the amounts recognized in the accompanying unaudited consolidated statements of operations relating to the items discussed above, for the periods indicated:

	Three months ended March 31, 2004	Three months ended March 31, 2003
Vacation Interest revenue	$736	$1,035
Advertising, sales and marketing costs	110	155

Homeowners’ Association Transactions

In the Company’s capacity as the homeowners’ association for these resorts, we collect maintenance fees from the lessees, which are accrued as earned, generally over a twelve-month period. The homeowners’ association will also periodically bill the lessees for capital projects assessments to repair and replace the amenities of these resorts, as well as special assessments to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are recognized as income by the reserve funds of the homeowners’ association during the period in which they are assessed.

The revenues relating to the homeowners transactions are included within the caption “Management Services Revenue” and the expenses, except for the provision for bad debt and depreciation expenses, are included in General and Administrative expenses.

Note 4—Mortgages and Contracts Receivable, Net

Mortgages and contracts receivable are recorded at amortized cost, including deferred loan and contract origination costs, less the related allowance for loan and contract losses. The loan and contract origination costs incurred in connection with providing financing for Vacation Interests have been capitalized and are being amortized over the term of the mortgages or contracts receivable as an adjustment to interest income on mortgages and contracts receivable using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest income was $0.5 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively.

The Company recorded a premium at July 31, 2002 on mortgages and contracts receivable of $10.3 million, which will be amortized over the life of the mortgages and contracts receivable portfolio. At March 31, 2004 and December 31, 2003, the net unamortized premium was $6.5 million and $7.0 million, respectively. During the three months ended March 31, 2004 and 2003, amortization of $0.5 million and $0.6 million, respectively, was recorded as a reduction of interest revenue.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides for estimated mortgages and contracts receivable cancellations and defaults at the time the Vacation Interest revenues are recorded by a charge to the provision for doubtful accounts and loan losses and an increase to the allowance for loan and contract losses. The Company periodically performs an analysis of factors such as economic conditions and industry trends, defaults, past due agings and historical write-offs of mortgages and contracts receivable to evaluate the adequacy of the allowance.

The Company charges off mortgages and contracts receivable upon default on the first scheduled principal and interest payment (first payment defaults) or 180 days of contractual delinquency. Vacation Interests recovered on defaulted mortgages receivable are recorded in Unsold Vacation Interests and as a reduction of loan charge-offs at the historical cost of Vacation Interests at the respective property. All collection and foreclosure costs are expensed as incurred.

The following summarizes the Company’s mortgages and contracts receivable, net, as of the dates on the accompanying unaudited consolidated balance sheets:

	March 31, 2004	December 31, 2003
Mortgages and contracts receivable principal	$247,741	$200,983
Deferred loan and contract origination costs, net of accumulated amortization	4,377	4,258
Premium on mortgages and contracts receivable, net of accumulated amortization	6,564	7,024

Mortgages and contracts receivable, gross	258,682	212,265
Allowance for loan and contract losses	(28,446)	(29,443)

Mortgages and contracts receivable, net	$230,236	$182,822

Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is as follows:

	Three months ended March 31, 2004	Three months ended March 31, 2003
Balance, beginning of period	$29,443	$32,394
Provision for loan and contract losses	2,340	473
Receivables charged off, net	(3,337)	(1,951)

Balance, end of period	$28,446	$30,916

Note 5—Unsold Vacation Interests, Net

Unsold Vacation Interests are valued at the lower of cost or fair value. Development costs include acquisition costs, both hard and soft construction costs and, together with real estate costs, are allocated to Vacation Interests. Interest, taxes and other carrying costs incurred during the construction period are capitalized and such costs incurred on completed Vacation Interest inventory are expensed. Costs are allocated to Vacation Interests sold based upon the relative sales value method. Unsold Vacation Interests also includes the value of Vacation Interests collateralizing delinquent mortgages and contracts receivable that have been charged off, but for which the Company does not yet hold title pending completion of the foreclosure process. Unsold Vacation Interests consists of the following as of the dates on the accompanying unaudited consolidated balance sheets:

	March 31, 2004	December 31, 2003
Development costs of Vacation Interests, net	$133,601	$133,424
Vacation Interests recoverable under defaulted mortgages	6,013	3,175

Unsold Vacation Interests, net	$139,614	$136,599

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Goodwill, Intangible and Other Assets, Net

The following table sets forth information concerning the Company’s goodwill as of and for the three months ended March 31, 2004:

	North America	Foreign	Total
Balance as of January 1, 2004	$8,322	$53,294	$61,616
Goodwill acquired during the period	—	1,972	1,972
Impairment losses	—	—	—

Balance as of March 31, 2004	$8,322	$55,266	$63,588

The purchase of Thurnham Leisure Group for approximately $3.8 million during the quarter ended March 31, 2004 resulted in the recording of approximately $2.0 million of goodwill in the Foreign segment. Such goodwill has an indefinite life and will be considered when we conduct our annual review of goodwill for impairment on October 1, 2004 to determine if goodwill with an indefinite life has been impaired.

Intangible and other assets, net consists of the following as of the dates on the accompanying unaudited consolidated balance sheets:

	March 31, 2004	December 31, 2003
Management contracts	$1,237	$1,237
Trademarks	376	376

	1,613	1,613
Less accumulated amortization	(513)	(418)

Intangible and other assets, net	$1,100	$1,195

Note 7—Borrowings

Line of credit agreements

On July 29, 2002, the Company entered into a two-year agreement for a $300 million senior secured working capital credit facility (“Senior Finance Facility”) with Merrill Lynch Mortgage Capital, Inc. The proceeds of the Senior Finance Facility were used to pay amounts payable under certain creditor agreements, provide mortgage receivable and other working capital financing to the Company and to pay fees and expenses related to the Senior Finance Facility. A portion of the proceeds from the initial funding drawn on the Senior Finance Facility was used to pay off amounts outstanding under the Company’s previous senior finance facility.

In February 2004, the Senior Finance Facility was amended, raising the maximum aggregate borrowing from $300 million to $350 million and extending the term to February 28, 2006. The interest rate on the line secured by the Company’s eligible mortgages and contracts receivable was reduced to the one-month LIBOR rate plus 2.25%, and, for the line secured by the Company’s eligible Unsold Vacation Interests, the rate was reduced to the one-month LIBOR rate plus 4%. The amendment reduced the exercise price of warrants to purchase 1,190,148 shares of the Company’s common stock from $15.25 per share to $14.00 per share. Additionally, the advance rate under loans secured by eligible mortgages and contracts receivable was increased to 85% from 80%. The amendment also expanded the ability of the Company to borrow against Vacation Points and contracts receivable collateralized by Vacation Points, including both assets acquired by the Company as part of the Epic acquisition as well as assets associated with the Company’s new multi-site clubs.

At March 31, 2004, the maximum capacity to borrow, amounts outstanding, and remaining availability under the Senior Finance Facility were $337 million, $209 million and $128 million, respectively. The capacity and availability of borrowings under the Senior Finance Facility are based on the amount of eligible mortgages and contracts receivable, the value of eligible Vacation Interests inventory and the value of certain real property and other assets. The Senior Finance Facility is secured by a first priority lien on the mortgages and contracts

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receivable and Vacation Interests inventory, as well as certain real property and other assets of the Company, subject to certain exceptions. Prior to the amendment discussed above, borrowings under the Senior Finance Facility bore interest at an annual rate equal to one month LIBOR plus 3%, or 7%, depending on the type of asset collateralizing various advances; the weighted average interest rate of these borrowings at March 31, 2004, was 3.62% per annum. Beginning in February 2003, the Senior Finance Facility also requires the Company to pay an additional cash interest amount monthly when certain conditions are not met. The total amount of such cash interest payments made during the three months ended March 31, 2004 and 2003 were $0.3 million and $0.2 million, respectively.

In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of the Senior Finance Facility and an anniversary fee of 1.5% due on the anniversary of the initial borrowing, the Company issued a warrant exercisable for 1,190,148 shares of new common stock at an exercise price of $15.25 per share (the deemed value of the shares), subject to adjustment under certain anti-dilution provisions of the warrant and will pay an unused commitment fee of 0.25% per annum on the excess availability under the Senior Finance Facility. The $8.7 million value of the warrants issued to the Senior Finance Facility lender was determined using a Black-Scholes model based on a risk free interest rate of 3.81%, expected volatility of 50% and an expected life of 5 years and, as a result of the February 2004 amendment, an additional $0.4 million was recorded to reflect the decrease in exercise price. The value of the warrants was recorded as a capitalized financing cost amortized over the term of the financing agreement. For the three months ended March 31, 2004 and 2003, amortization of $2.8 million and $2.2 million, respectively, of debt issuance costs was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations.

Senior subordinated convertible notes

On March 29, 2004, the Company issued $95 million in 3 ¾% Senior Subordinated Convertible Notes due 2024 (“Notes”). The Notes were issued at a price of $1,000 per Note and pay interest biannually on March 29 and September 29 of each year, beginning on September 29, 2004 at the rate of 3.75% per annum. The Notes will mature on March 29, 2024. Under the terms of the indenture, the Company was required to use a portion of the proceeds from the offering to purchase a portfolio of U.S. government securities that are pledged to secure the first six scheduled interest payments on the Notes. Other than this pledge, the Notes are unsecured obligations.

The Notes are initially convertible, at the option of the holder, into shares of the Company’s common stock at a conversion rate of 62.5027 shares per $1,000 principal amount of the Notes if the price of the Company’s common stock reaches specified thresholds discussed below, if the Notes are called for redemption or if specified corporate transactions or significant distributions to holders of the Company’s common stock have occurred.

Holders of the Notes may require the Company to purchase for cash all or a portion of their Notes on March 29, 2011, March 29, 2014 and on March 29, 2019 at a price equal to $1,000 per $1,000 principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of the purchase. In addition, if the Company experiences a change in control, each holder may require the Company to purchase all or a portion of such holder’s Notes at the same amount, plus, in certain circumstances, a make-whole premium.

The Company may redeem some or all of the Notes for cash at any time on or after March 29, 2007 if the closing price of the Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the mailing date of the corresponding redemption notice. On or after March 29, 2011, the Company may redeem some or all of the Notes for cash at any time at a price of $1,000 per $1,000 principal amount of the Notes, plus accrued and unpaid interest, if any, to the redemption date.

Note 8—Accrued Liabilities

The Company records estimated amounts for certain accrued liabilities at each period-end. Accrued liabilities are probable future sacrifices of economic benefits arising from present obligations to transfer assets or provide services to other entities in the future as a result of past transactions or events.

The following table summarizes the balances in accrued liabilities as of the dates on the accompanying unaudited consolidated balance sheets:

	March 31, 2004	December 31, 2003
Accrued marketing	$25,502	$25,458
Accrued Vacation Interests carrying costs	12,113	10,975
Accrued other taxes	6,482	6,667
Accrued escrow liability	8,356	7,100
Accrued payroll and related	6,501	5,834
Amounts collected on behalf of or due to HOA’s	31,576	20,521
Accrued servicing liability	3,830	4,711
Accrued professional fees	1,239	3,501
Creditor claims payable	2,908	3,048
Accrued commissions	2,039	1,369
Other	7,708	6,771

Total accrued liabilities	$108,254	$95,955

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Deferred Revenues

The Company records deferred revenues for payments received or billed but not earned for various activities, including those described and summarized below. The largest and primary component relates to leases of Vacation Interests at the Company’s two resorts in St. Maarten. See Note 3 for further discussion.

Deferred Club Sunterra revenue—annual Club Sunterra membership fees paid or billed to members and amortized ratably over a one-year period, one-time conversion fees paid by owners to convert to Club Sunterra and amortized ratably over a 10-year period (the estimated life of the membership) and the remaining portion of an advance on renewal fees amortized ratably commensurate with Club Sunterra members renewing memberships with an external exchange service.

Unearned mini-vacations—sold but unused single stay trial Vacation Interests, ranging from three days to one week. This revenue is recognized when the purchaser completes their respective stay at one of the Company’s resorts.

Unearned Management services revenue—maintenance fees billed but unearned in the Company’s capacity as the homeowners’ association for the two resorts on St. Maarten. See Note 3 for further discussion.

The following table summarizes the balances in deferred revenues as of the dates on the accompanying unaudited consolidated balance sheets:

	March 31, 2004	December 31, 2003
Deferred Vacation Interest lease revenue (Note 3)	$78,116	$77,853
Deferred Club Sunterra revenue	10,562	8,265
Unearned mini-vacations	4,556	4,517
Unearned Management services revenue (Note 3)	5,861	—
Other	4,760	4,187

Total deferred revenues	$103,855	$94,822

Note 10—Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources. The reconciliation of net income (loss) to comprehensive income (loss) is as follows:

	Three months ended March 31, 2004	Three months ended March 31, 2003
Net income (loss)	$697	$(6,680)
Foreign currency translation adjustments	2,290	(981)

Total comprehensive income (loss)	2,987	(7,661)

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Segment and Geographic Information

The Company currently operates in two geographic segments, the North America and Foreign segments. Both of these segments operate in one industry segment that includes the development, marketing, sales, financing and management of vacation ownership resorts. The Company’s areas of operation outside of North America comprising the Foreign segment include the United Kingdom, Italy, Spain, Portugal, Austria, Germany and France. The Company’s management evaluates performance of each segment based on profit or loss from operations before income taxes not including extraordinary items and the cumulative effect of change in accounting principles. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of this filing and further in Note 3 to our annual report on Form 10-K. No single customer accounts for a significant amount of the Company’s revenues. Information about the Company’s operations in different geographic locations is shown below:

	North America	Foreign	Eliminations	Total
Three Months Ended March 31, 2004
Revenues from external customers	$54,195	$21,896	$—	$76,091
Income (loss) before provision (benefit) for income taxes	1,062	(585)	—	477
Segment assets	576,996	222,427	(60,005)	739,418

	North America	Foreign	Eliminations	Total
Three Months Ended March 31, 2003
Revenues from external customers	$42,639	$21,109	$—	$63,748
(Loss) income before provision (benefit) for income taxes	(8,440)	2,424	—	(6,016)
Segment assets	589,496	184,493	(58,297)	715,692

Included in the eliminations column are the effects of transactions between segments. Currently, the Foreign segment has a note payable to the North America segment. The related interest income and expense is being eliminated as part of the profit and loss elimination entries, and the inter-segment note is being eliminated as part of the balance sheet elimination entries.

Note 12—Related Party Transactions

Joint Ventures

The Company owns a 30% interest in Poipu Resort Partners, L.P. (“Poipu”) and a 23% interest in West Maui Resort Partners, L.P. (“Ka’anapali”), and accounts for its investments in joint ventures under the equity method. For the three months ended March 31, 2004 and 2003, the Company received $0.5 million and $10.6 million in cash distributions from such joint ventures. At December 31, 2002, the Company had a note receivable bearing interest at 12% of $0.9 million due from Poipu, which was paid in full in February 2003. The Company also receives fees from both Poipu and Ka’anapali for providing property management as well as oversight of the sales and marketing functions, which are included in the totals for management services revenue. See “Management Services” paragraph below.

Management Services

Included within the amounts reported as management services revenue are revenues from property management services provided to the homeowners’ associations of the resorts wherein the Company owns either Unsold Vacation Interests or is a minority owner, as well as fees earned for management of sales and marketing functions at certain resorts. These amounts totaled $5.6 million and $4.6 million for the three month periods ended March 31, 2004 and 2003, respectively.

Under contracts approved by the Boards of Trustees of the homeowners’ association for certain resorts, the Company serves as the property manager for these resorts. Additionally, the Company has contractual agreements with the homeowners’ associations of certain resorts to provide telephone services to the property. Accounts receivable due from the homeowners’ associations, generally for management fees and other operating and maintenance expenses, are reported net of amounts payable to homeowners’ associations, consisting primarily of maintenance fees for unsold Vacation Interests. The Company also periodically advances funds to the two joint venture entities in which the Company maintains minority interest (see “Joint Ventures” above). The following table shows the balances outstanding from related parties on the accompanying unaudited consolidated balance sheets:

	March 31, 2004	December 31, 2003
Receivable from homeowners’ associations	$8,499	$4,149
Advances to joint ventures	501	365

Total	$9,000	$4,514

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Westpac

From October 2001 to September 30, 2003, the Company had a contract with Westpac Resort Group LLC (“Westpac”), an entity owned during that period by the current President of Resort Marketing International Inc. Westpac arranges tours of vacation residences for potential customers. Management believes that the terms of the agreement were comparable to those of an agreement with an unrelated third party. Total payments to Westpac under this agreement were $0.5 million for the three months ended March 31, 2003.

On September 30, 2003, the Company entered into an agreement to purchase the assets of Westpac, and the Company is now operating it through its wholly owned subsidiary, Resort Marketing International, Inc. The purchase price of the acquisition is contingent upon completed tours by a group of potential customers. The maximum total purchase price is approximately $0.6 million.

Note 13—Commitments and Contingencies

The Company licensed certain computer software under a software license granted by RCI Technology Corp. (“RCITC”), formerly known as Resort Computer Corporation. That software was the foundation for the Company’s former integrated computer system (known as SWORD), which until recently managed a wide range of hospitality functions, such as reservations, inventory control, sales commissions, Club Sunterra operations, housekeeping and marketing. RCITC filed a motion in the Chapter 11 proceedings alleging that the license agreement should be deemed rejected, which RCITC asserts would have the effect of terminating the license. Sunterra opposed the motion, and the Bankruptcy Court ruled in favor of Sunterra and denied RCITC’s motion. On June 14, 2002, RCITC filed a notice of appeal of the Court’s decision. On January 10, 2003, the United States District Court of Maryland affirmed the order of the Bankruptcy Court, denying the motion of RCITC. RCITC further appealed that decision to the United States Court of Appeals, 4th Circuit, which granted RCITC’s appeal on March 18, 2004. The Company’s new “ATLAS” computer system fully replaces the SWORD software, which was based on the RCITC system, and therefore the Company does not believe that RCITC’s successful appeal in this litigation will have a material adverse effect on the Company.

The Company owns a partnership interest in the Embassy Vacation Resort at Poipu Point, Koloa and Kauai, Hawaii. Under the terms of the partnership agreement, the Company could be required to purchase the other partner’s interest. At March 31, 2004, the Company does not believe that the events requiring such purchase are likely to occur.

As discussed in Note 12, the Company holds a 23% interest in Ka’anapali, an entity that operates a vacation ownership resort in Hawaii. This limited partnership refinanced existing debt in March 2003. In connection with the refinancing, the Company (as well as its partners on a pro rata basis) provided limited guarantees in the event the lenders suffer losses for a number of specific reasons including fraud, misrepresentation, environmental conditions and certain zoning and property-specific matters. These guarantees are limited to the specified items of risk, and do not generally guarantee repayment of the refinanced obligations, and expire with the repayment of the debt. The Company is unable to develop an estimate of the maximum potential amount of future payments under guarantees for fraud or misrepresentation, and does not believe that it will be required to perform under the guarantee as it relates to environmental conditions, certain zoning and property-specific matters. Accordingly, the Company has not recorded a liability for any potential obligations under the guarantees.

In addition, the Company is also currently subject to litigation and claims regarding employment, tort, contract, construction, sales taxes and commission disputes, among others. Many of such litigation and claims were pre-petition and were treated as general unsecured creditors under the Company’s plan of reorganization. In the judgment of management, none of such litigation or claims against the Company is likely to have a material adverse effect on the Company’s financial statements.

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including in particular statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2003 under the headings “Business-Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in that report. Any or all of these factors could cause our actual results and financial or legal status to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes in Item 1 of this report. Unless the context otherwise requires, the terms “Company,” “we,” “our,” and “us” refer to Sunterra Corporation, a Maryland corporation, and its subsidiaries.

RESULTS OF OPERATIONS

Overview

Sunterra Corporation, through its subsidiaries, joint ventures and affiliated resorts, is one of the largest companies in the vacation ownership industry, our single reportable operating segment. Through a network of ninety-four owned or affiliated resorts located around the globe, our operations consist of:

•	acquiring, developing and operating vacation ownership resorts;

•	marketing and selling Vacation Interests to the public at our resort locations and off-site sales centers:

•	selling vacation points which may be redeemed for occupancy rights for varying lengths of stay at participating resort locations, which we refer to as “Vacation Points;”

•	selling vacation ownership interests which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity, which we refer to as “Vacation Intervals;” and

•	leasing Vacation Intervals and selling Vacation Points at certain Caribbean locations;

•	providing consumer financing to individual purchasers of Vacation Interests;

•	providing resort rental, management, maintenance and collection services for which we receive fees paid by the resorts’ homeowners associations; and

•	operating our membership and exchange programs.

Comparison of the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003:

	Three Months ended March 31,
	2004	2003
Revenues:
Vacation Interest	$52,335	$40,797
Resort rental	4,384	3,923
Management services	8,175	7,552
Interest	6,920	6,489
Other	4,277	4,987

Total revenues	76,091	63,748

Costs and Operating Expenses:
Vacation Interest cost of sales	10,744	7,703
Advertising, sales and marketing	31,834	25,674
Vacation Interest carrying costs	5,920	4,296
Provision for doubtful accounts and loan losses	2,586	782
Loan portfolio	1,335	2,819
General and administrative	19,058	19,067
(Gain) loss on sales of assets	(3,144)	106
Depreciation and amortization	2,271	2,972
Interest, net	6,131	5,960
Reorganization and restructuring, net	—	1,199

Total costs and operating expenses	76,735	70,578

Income from investments in joint ventures	1,121	814

Income (loss) before provision (benefit) for income taxes	477	(6,016)
Provision (benefit) for income taxes	(220)	664

Net income (loss)	$697	$(6,680)

We achieved total revenues of $76.1 million for the three months ended March 31, 2004, compared to $63.7 million for the three months ended March 31, 2003, an increase of $12.4 million, or 19.4%. This was driven primarily from our domestic operations where total revenues increased $11.6 million, or 27.1%, to $54.2 million in 2004, compared to $42.6 million for the prior year, while revenues from foreign operations increased 3.7%, or $0.8 million, to $21.9 million for the three months ended March 31, 2004 from $21.1 million for the prior year. Exclusive of favorable foreign exchange rates, first quarter total revenues from our foreign operations decreased $2.0 million, or 9.4% when compared to the prior year.

Consolidated Vacation Interest revenues were $52.3 million for the three months ended March 31, 2004, representing an increase of $11.5 million, or 28.3%, compared to $40.8 million for the three months ended March 31, 2003, fueled by an $11.1 million, or 45.6% increase in domestic Vacation Interest revenues to $35.6 million, compared to the prior year total of $24.5 million. Our domestic improvements are the result of additional sales centers, revitalized marketing collateral and tools, extensive professional sales training at some of our larger sites, the rollout of standardized sales presentations and a stable management team, as well as the continuing maturity of the vacation ownership industry and improved awareness and understanding by the purchasing public. Exclusive of $2.1 million of favorable foreign exchange rate movements, our foreign Vacation Interests revenues fell from $16.3 million for the three months ended March 31, 2003 to $14.6 million for the three months ended March 31, 2004, a decrease of 10.6%. The decrease is the result of lower tour flow, partially offset by new conversions as a result of the Thurnham Leisure Group acquisition.

Resort rental revenue increased 11.8% to $4.4 million for the three months ended March 31, 2004 compared to $3.9 million for the three months ended March 31, 2003, primarily as a result of acquisitions, and increased utilization of available space for internal marketing purposes (‘mini-vacation’ packages designed to give potential customers a sample of the vacations they could enjoy if the Vacation Interest is purchased), offset by on-going sales of Vacation Interests (which reduces the number of Vacation Interests available for rental).

Management services revenues of $8.2 million for the three months ended March 31, 2004 increased by $0.6 million, or 8.2% compared to $7.6 million for the three months ended March 31, 2003. The overall increase was driven in part by a $1.3 million increase in foreign management services revenues, reflecting prior years acquisitions. Our domestic operations experienced an 11.6% decrease to $5.2 million for the three months ended March 31, 2004 compared to $5.9 million for the three months ended March 31, 2003. This drop is directly linked to the loss of the management contract associated with the Vacation Timeshare Owners

Association, which governs Vacation Intervals at approximately twenty resorts, and the sale in the third quarter 2003 of management agreements on three affiliated but not owned resorts in Florida. These decreases were offset in part by management contracts for three of the Epic resort properties acquired in the fourth quarter of 2003.

Interest revenues, the majority of which is generated from financing provided to purchasers and lessees of Vacation Interests in the United States and the Caribbean, increased to $6.9 million for the three months ended March 31, 2004 compared to $6.5 million in the three months ended March 31, 2003, due to the acquisition in the first quarter 2004 of a portfolio of $44 million of performing mortgages backed by Vacation Interests at former Epic Resorts locations, offset by prepayments of existing mortgages.

Other revenues, which includes Club Sunterra fees, travel services revenue and finance commissions earned by our European subsidiaries, decreased by $0.7 million, or 14.2%, to $4.3 million for the three months ended March 31, 2004, from $5.0 million for the same period in the prior year. This decrease is concentrated in our foreign operations and is a result of reduced finance commissions on lower Vacation Interest volumes, as we receive commission on referral of loans, and decreases in travel income.

Consolidated Vacation Interest cost of sales of $10.7 million for the three months ended March 31, 2004 increased $3.0 million, or 39.5%, from $7.7 million for the three months ended March 31, 2003, on 28.3% higher Vacation Interest volume. On a geographic segment basis, domestic Vacation Interest cost of sales increased by $3.6 million, from $5.0 million to $8.6 million, and Vacation Interest cost of sales for our foreign operations decreased to $2.1 million, down $0.6 million from $2.7 million in 2003. Our overall cost-off rates (defined as Vacation Interest cost of sales as a percentage of Vacation Interest revenues) for the three months ended March 31, 2004 and 2003, were 20.5% and 18.9%, respectively. The 8.6% increase in this ratio relates to the larger portion of consolidated Vacation Interest sales represented by our domestic business, from 60% in 2003 to 68% of consolidated Vacation Interest revenues in 2004. The cost-off rate for our domestic operations increased from 20.5% in the first quarter of 2003 to 24.2% in the current year. This is attributed to selling a higher proportion of Vacation Interests in newly constructed phases at existing properties. Our newly built phases typically have a higher associated cost as they were either built after, or were in construction, when the fresh start adjustments were made in 2002 to Unsold Vacation Interests. The domestic increase was partially offset by a 20.5% decrease in gross Vacation Interest cost of sales for our foreign operations. As a percentage of foreign Vacation Interest revenues for the three months ended March 31, 2004 and 2003, foreign Vacation Interest cost of sales was 12.8% and 16.5%, respectively. Our foreign operations improved their cost-off rate as a result of lower cost inventory acquisitions and recoveries.

For the three months ended March 31, 2004, consolidated advertising, sales and marketing costs were $31.8 million compared to $25.7 million for the three months ended March 31, 2003, a 24.0% increase on 28.3% higher Vacation Interest revenues. As a percentage of Vacation Interest revenues, these costs declined to 60.8% in 2004 from 62.9% for the prior year. This decrease is driven by our domestic operations, which achieved a decrease in this ratio from 65.5% to 59.2% for the three months ended 2003 and 2004, respectively. The improvement was due to increased use of in-house (customers staying at the resorts) tours, more effective direct marketing programs, improvements in closing efficiencies as the sales staff stabilized, and the resulting increased Vacation Interest revenues for the three months ended March 31, 2004 versus 2003, allowing the costs to be spread over the larger Vacation Interest revenue pool in 2004. Our foreign operation’s advertising, sales and marketing costs as a percentage of Vacation Interest revenues were 64.3% and 59.2%, for the three months ended 2004 and 2003, respectively. The unfavorable variance at our foreign operations is attributed to additional marketing efforts employed to improve tour flow.

Vacation Interests carrying costs, which consist of annual maintenance fees, reserve and special assessments on Unsold Vacation Interests, as well as the cost of un-annexed units (owned units not declared or registered as part of the timeshare program) increased 37.8%, or $1.6 million, to $5.9 million for the three months ended March 31, 2004 from $4.3 million for the three months ended March 31, 2003. As a percentage of Vacation Interest revenues, inventory-carrying cost was 11.3% for the first quarter 2004 compared to 10.5% for the first quarter 2003. The increase was primarily the result of additional Vacation Interests acquired through acquisitions.

The provision for doubtful accounts and loan losses was $2.6 million for the three months ended March 31, 2004 compared to $0.8 million for the three months ended March 31, 2003. Of these amounts, $2.3 million and $0.5 million for 2004 and 2003, respectively, related to mortgages and contracts receivable. The resulting allowances for mortgages and contracts receivable at March 31, 2004 and December 31, 2003 were $28.4 million and $29.4 million, respectively, representing 11.0% and 13.9%, respectively, of the gross mortgages and contracts receivable outstanding at those dates. The balance of the provision for doubtful accounts of $0.3 million for both 2004 and 2003 represents provisions for estimated uncollectible amounts due from homeowner associations, assessments to owners for maintenance fees (at certain Caribbean resorts) and for other receivables. The increase in the provision for doubtful accounts and loan losses related to mortgages and contracts receivable is attributed to the higher levels of Vacation Interests revenues, as the provision is recorded as a percentage of each financed sale, as well as an increase in the percentage provided.

Loan portfolio expenses decreased 52.6% to $1.3 million for the three months ended March 31, 2004 from $2.8 million in the prior year. The decrease is attributable to significant process improvement and restructuring initiatives implemented in 2003, including standardizing and centralizing underwriting procedures and processes, best practices in loss mitigation including increased and timely correspondence with customers whose mortgages and contracts are perceived to be in danger of becoming delinquent, and cross training allowing us to service higher loan volumes with fewer personnel. The Company has also implemented new technology that allows us to service more loans efficiently, and has brought in certain servicing processes formerly outsourced. In addition, the volume of prepayments of the mortgage portfolio reduced the number of loans to be serviced on a continual basis.

General and administrative expenses remained at $19.1 million for the first quarter of 2004 as compared to the first quarter 2003. As a percentage of total revenues, general and administrative expenses improved to 25.0% in 2004 from 29.9% in 2003. The improvement during the first quarter of 2004 is due to the shut down of certain Sunterra Pacific operations in December of 2003, and an overall reduction in payroll and office related expenses as the result of back office restructuring initiatives.

(Gain) loss on sales of assets increased to a gain of approximately $3.1 million for the first quarter of 2004 from a loss of approximately $0.1 million during the same period in 2003. The $3.1 million for 2004 represents a gain on the sale of the Island Links Resort and the sale of common areas related to the former Sunterra Pacific properties.

Depreciation and amortization expense decreased 23.6%, or $0.7 million, to $2.3 million for the first quarter of 2004 from $3.0 million for the first quarter of 2003. This decrease is attributable to a large number of assets reaching full depreciation.

Interest expense for the three months ended March 31, 2004 was $6.1 million, compared to $6.0 million for the three months ended March 31, 2003. The increase was primarily due to amortization of an anniversary fee on our Senior Finance Facility, partially offset by a lower average borrowing in 2004.

There were no reorganization and restructuring costs, net in the first quarter of 2004, as the Company completed most of its reorganization activities by the end of 2002, incurring only minor amounts in 2003, and the components of the Company’s restructuring were complete by the end of 2003. The 2003 reorganization charges were primarily professional and court monitoring fees, and the restructuring charges primarily related to our “One World, One ClubTM” points-based program.

Income from investments in joint ventures increased 37.8% to $1.1 million compared to $0.8 million for the three months ended March 31, 2004 and 2003, respectively. This increase relates to higher sales volumes resulting from marketing programs employed in 2003 to attract travelers.

We recorded an income tax benefit of $0.2 million for the three months ended March 31, 2004, compared to a provision for income taxes of $0.7 million for the three months ended March 31, 2003. The benefit and the expense is related to our foreign operations, which experienced a tax basis operating loss in the current year, giving rise to a benefit due to the ability to carryback this operating loss against income of previous years. The tax basis operating income of the domestic operations was offset by operating losses for prior years.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash principally from down payments on Vacation Interest sales and leases financed, cash sales of Vacation Interests, principal and interest payments on mortgages and contracts receivable and collection of Club Sunterra membership fees, resort rentals and management fees.

During the three months ended March 31, 2004, net cash provided by operating activities was $4.1 million and was primarily the result of the net income of $0.7 million plus non-cash expenses totaling $9.7 million offset by other non-cash gains of $4.3 million and cash used to fund a net increase in operating assets and liabilities of $1.8 million. The net increase in operating assets and liabilities included an increase in mortgage receivables of $7.6 million, a reduction in Unsold Vacation Interests of $6.2 million and increases in liabilities of $21.7 million, offset by an increase in cash in escrow and restricted cash of $10.5 million and net increases in other receivables totaling $11.6 million.

During the three months ended March 31, 2004, net cash used in investing activities was $60.2 million, primarily due to the purchase of mortgages and contracts receivable of $43.9 million from Epic Resorts, the purchase of Thurnham Leisure Group for $3.8 million, the purchase of $10.4 million of U.S. government securities pledged under the bond indenture for the senior subordinated convertible notes and capital expenditures of $2.5 million, partially offset by cash distributions from joint ventures of $0.5 million.

During the three months ended March 31, 2004, net cash provided by financing activities was $54.0 million. Payments on the Senior Finance Facility and notes payable totaled $86.5 million with an additional outlay of $3.3 million in debt issuance costs related to our senior subordinated convertible notes. These payments were funded primarily through borrowings on the Senior Finance Facility, totaling $48.9 million and the issuance of senior subordinated convertible notes totaling $95.0 million.

We currently anticipate spending approximately $7.4 million for capital expenditures during the remainder of 2004. We plan to fund these expenditures with cash generated from operations and borrowings under the Senior Finance Facility. We believe that, with respect to our current operations, cash generated from operations and future borrowings will be sufficient to meet our working capital and capital expenditure needs through the end of 2004. If these are not sufficient, we have the ability to adjust our spending on Unsold Vacation Interests.

The allowance for mortgage and contract loan losses at March 31, 2004 was $28.4 million, or 11.0% of the gross mortgages and contracts receivable outstanding at that date. Management believes the allowance is adequate. However, if the amount of mortgages and contracts receivable that is ultimately written off materially exceeds the related allowances, our business, results of operations and financial condition could be adversely affected.

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

Complete units at various resort properties are acquired or developed in advance, and we finance a significant portion of the purchase price of Vacation Intervals. Thus, we continually need funds to acquire and develop property, to carry mortgages and contracts receivable and to provide working capital. We anticipate being able to borrow against our mortgages and contracts receivable at terms favorable to us. If we are unable to borrow against or sell our mortgages receivable in the future, particularly if we suffer any significant decline in the credit quality of our mortgages and contracts receivable, our ability to acquire or develop additional resort units will be adversely affected and our profitability from sales of Vacation Interests may be reduced or eliminated.

Recent economic forecasts suggest continued high levels of prepayments. To the extent that mortgages receivable pay off prior to their contractual maturity at a rate more rapid than we have estimated, the fair value of our residual interests will be impacted.

During 2003, we financed approximately 58% of domestic Vacation Interest sales and leases. Accordingly, we do not generate sufficient cash from sales to provide the necessary capital to pay the costs of developing or acquiring additional resorts and to replenish working capital. We believe that revenues together with amounts available under the Senior Finance Facility will be sufficient to fund operations for the next twelve months.

On July 29, 2002, we entered into a two-year agreement for a $300 million senior secured working capital credit facility (“Senior Finance Facility”) with Merrill Lynch Mortgage Capital, Inc. The proceeds of the Senior Finance Facility were used to pay amounts payable under certain creditor agreements, provide mortgage receivable and other working capital financing to us and to pay fees and expenses related to the Senior Finance Facility. A portion of the proceeds from the initial funding drawn on the Senior Finance Facility was used to pay off amounts outstanding under our previous senior finance facility.

In February 2004, the Senior Finance Facility was amended, raising the maximum aggregate borrowing from $300 million to $350 million and extending the term to February 28, 2006. The interest rate on the line secured by our eligible mortgages and contracts receivable was reduced to the one-month LIBOR rate plus 2.25%, and, for the line secured by our eligible Unsold Vacation Interests, the rate was reduced to the one-month LIBOR rate plus 4%. The amendment reduced the exercise price of warrants to purchase 1,190,148 shares of our common stock from $15.25 per share to $14.00 per share. Additionally, the advance rate under loans secured by eligible mortgages and contracts receivable was increased to 85% from 80%. The amendment also expanded our ability to borrow against Vacation Points and contracts receivable collateralized by Vacation Points, including both assets acquired by us as part of the Epic acquisition as well as assets associated with our new multi-site clubs.

At March 31, 2004, the maximum capacity to borrow, amounts outstanding, and remaining availability under the Senior Finance Facility were $337 million, $209 million and $128 million, respectively. The capacity and availability of borrowings under the Senior Finance Facility are based on the amount of eligible mortgages and contracts receivable, the value of eligible Vacation Interests inventory and the value of certain real property and other assets. The Senior Finance Facility is secured by a first priority lien on the mortgages and contracts receivable and Vacation Interests inventory, as well as certain of our real property and other assets, subject to certain exceptions. Prior to the amendment discussed above, borrowings under the Senior Finance Facility bore interest at an annual rate equal to one month LIBOR plus 3%, or 7%, depending on the type of asset collateralizing various advances; the weighted average interest rate of these borrowings at March 31, 2004, was 3.62% per annum. Beginning in February 2003, the Senior Finance Facility also requires us to pay an additional cash interest amount monthly when certain conditions are not met. The total amount of such cash interest payments made during the three months ended March 31, 2004 and 2003 were $0.3 million and $0.2 million, respectively.

In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of the Senior Finance Facility and an anniversary fee of 1.5% due on the anniversary of the initial borrowing, we issued a warrant exercisable for 1,190,148 shares of new common stock at an exercise price of $15.25 per share (the deemed value of the shares), subject to adjustment under certain anti-dilution provisions of the warrant and will pay an unused commitment fee of 0.25% per annum on the excess availability under the Senior Finance Facility. The $8.7 million value of the warrants issued to the Senior Finance Facility lender was determined using a Black-Scholes model based on a risk free interest rate of 3.81%, expected volatility of 50% and an expected life of 5 years and, as a result of the February 2004 amendment, an additional $0.4 million was recorded to reflect the decrease in exercise price. The value of the warrants was recorded as a capitalized financing cost amortized over the term of the financing agreement. For the three months ended March 31, 2004 and 2003, amortization of $2.8 million and $2.2 million, respectively, of debt issuance costs was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations.

Senior subordinated convertible notes

On March 29, 2004, we issued $95 million in 3 ¾% Senior Subordinated Convertible Notes due 2024 (“Notes”). The Notes were issued at a price of $1,000 per Note and pay interest biannually on March 29 and September 29 of each year, beginning on September 29, 2004 at the rate of 3.75% per annum. The Notes will mature on March 29, 2024. Under the terms of the indenture, we were required to use a portion of the proceeds from the offering to purchase a portfolio of U.S. government securities that are pledged to secure the first six scheduled interest payments on the Notes. Other than this pledge, the Notes are unsecured obligations.

The Notes are initially convertible, at the option of the holder, into shares of our common stock at a conversion rate of 62.5027 shares per $1,000 principal amount of the Notes if the price of our common stock reaches specified thresholds discussed below, if the Notes are called for redemption or if specified corporate transactions or significant distributions to holders of our common stock have occurred.

Holders of the Notes may require us to purchase for cash all or a portion of their Notes on March 29, 2011, March 29, 2014 and on March 29, 2019 at a price equal to $1,000 per $1,000 principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of the purchase. In addition, if we experience a change in control, each holder may require us to purchase all or a portion of such holder’s Notes at the same amount, plus, in certain circumstances, a make-whole premium.

We may redeem some or all of the Notes for cash at any time on or after March 29, 2007 if the closing price of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the mailing date of the corresponding redemption notice. On or after March 29, 2011, we may redeem some or all of the Notes for cash at any time at a price of $1,000 per $1,000 principal amount of the Notes, plus accrued and unpaid interest, if any, to the redemption date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

We are exposed to on-balance sheet credit risk related to our mortgages and contracts receivable. We offer financing to the buyers and lessees of Vacation Intervals at our resorts. We bear the risk of defaults on promissory notes delivered to us by buyers of Vacation Interests. If a buyer of a Vacation Interval defaults, we generally must foreclose on the Vacation Interval (or, in the case of Vacation Points, by exercise of a Power of Sale) and attempt to resell it. The associated marketing, selling and administrative costs from the original sale are not recovered and such costs must be incurred again to resell the Vacation Interval. Although in many cases we may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, we have generally not pursued this remedy. If a lessee of a Vacation Interval defaults, the lessee forfeits contract rights previously held to use the Vacation Interval, and we are able to re-lease the Vacation Interest without further recovery efforts.

Availability of Funding Source

We have historically funded mortgages and contracts receivable, and Unsold Vacation Interests with borrowings through our financing facilities, sales of mortgages and contracts receivables, internally generated funds and proceeds from public debt and equity offerings. Borrowings are in turn repaid with the proceeds received by us from repayments of such mortgages and contracts receivable. To the extent that we are not successful in maintaining or replacing existing financings, we would have to curtail our operations or sell assets, thereby resulting in a material adverse effect on our results of operations, cash flows and financial condition.

Geographic Concentration

Our owned and serviced loan portfolio borrowers are geographically diversified within the United States and internationally. At March 31, 2004, borrowers residing in the United States accounted for approximately 90.0% of our loan portfolio. With the exception of Arizona and California, which represented 11.8% and 16.6%, respectively, no state or foreign country concentration accounted for in excess of 10.0% of the serviced portfolios. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well being of the borrowers.

Foreign Currency Risk

For the three months ended March 31, 2004 , total revenues denominated in a currency other than U.S. dollars, primarily revenues derived from the United Kingdom, were approximately 28.8% of total revenues. Our net assets maintained in a functional currency other than U.S. dollars at March 31, 2004, primarily assets located in Western Europe, were approximately 14.9% of total net assets. The effects of changes in foreign currency exchange rates have not historically been material to our operations or net assets. At March 31, 2004, our subsidiary in the United Kingdom, whose functional currency is the British Pound Sterling, held approximately 18.7 million Euros. That subsidiary expects to utilize approximately 2.0 million Euros per month for operating purposes. To the extent they hold Euros at any point in time they are subject to gains and losses as the exchange rate between British Pounds Sterling and Euros fluctuates.

Interest Rate Risk

As of March 31, 2004, we had floating interest rate debt of approximately $209 million, comprised of amounts outstanding under the Senior Finance Facility. The floating interest rate on the Senior Finance Facility is based upon the prevailing LIBOR rate and interest rate changes can impact earnings and operating cash flows. A change in interest rates of one percent on the balance outstanding at March 31, 2004 would cause a change in total annual interest costs of $2.1 million.

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

In the normal course of business, we are subject to various legal claims and actions. In the opinion of management, taking into account the effect of the plan of reorganization, any liability arising from or relating to these claims, or other claims under the plan, should not materially and adversely affect us, with the possible exception of the matters described in Part I, Item 3 of the Company’s December 31, 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 29, 2004, we issued $95 million in 3 ¾% Senior Subordinated Convertible Notes due 2024 (“Notes”). The Notes were offered through the initial purchasers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, who acted as the sole book-running manager, and CRT Capital Group, LLC. The Notes were issued at a price of $1,000 per Note and pay interest biannually on March 29 and September 29 of each year, beginning on September 29, 2004 at the rate of 3.75% per annum. The Notes will mature on March 29, 2024. Under the terms of the indenture, we were required to use a portion of the proceeds from the offering to purchase a portfolio of U.S. government securities that are pledged to secure the first six scheduled interest payments on the Notes. Other than this pledge, the Notes are unsecured obligations.

The Notes were sold in reliance on Rule 144A of the Securities Act of 1933, as amended. The Notes were sold only to qualified institutional buyers as defined by Rule 144A.

The Notes are initially convertible, at the option of the holder, into shares of our common stock at a conversion rate of 62.5027 shares per $1,000 principal amount of the Notes if the price of our common stock reaches specified thresholds discussed below, if the Notes are called for redemption or if specified corporate transactions or significant distributions to holders of our common stock have occurred.

Holders of the Notes may require us to purchase for cash all or a portion of their Notes on March 29, 2011, March 29, 2014 and on March 29, 2019 at a price equal to $1,000 per $1,000 principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of the purchase. In addition, if we experience a change in control, each holder may require us to purchase all or a portion of such holder’s Notes at the same amount, plus, in certain circumstances, a make-whole premium.

We may redeem some or all of the Notes for cash at any time on or after March 29, 2007 if the closing price of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the mailing date of the corresponding redemption notice. On or after March 29, 2011, we may redeem some or all of the Notes for cash at any time at a price of $1,000 per $1,000 principal amount of the Notes, plus accrued and unpaid interest, if any, to the redemption date.

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

10.1

Third Amended and Restated Joint Plan of Reorganization, dated May 9, 2002, of Sunterra Corporation and its debtor affiliates under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (date of event: May 9, 2002))

10.2

Confirmation Order, dated June 20, 2002, of the Bankruptcy Court (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed June 28, 2002)

10.3

Loan Agreement, dated as of July 29, 2002, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) as amended by Amendment No. 1 dated as of December 20, 2002 and further amended by Amendment No. 2 dated February 13, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.4

Amendment No. 2, dated February 13, 2004, to Loan Agreement dated July 29, 2002, as amended by Amendment No. 1 dated December 20, 2002, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.5

Warrant Agreement, dated as of July 29, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) as amended by Amendment No. 1 dated February 13, 2004 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003), by and between Sunterra Corporation and Merrill Lynch Mortgage Capital, Inc.

10.6

Amendment No. 1, dated February 13, 2004, to Warrant Agreement dated as of July 29, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) by and between Sunterra Corporation and Merrill Lynch Mortgage Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.7	Sunterra Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.8

Warrant Agreement, dated as of July 29, 2002, by and between Sunterra Corporation and Mellon Investor Services, LLC, as warrant agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.9

Registration Rights Agreement, dated as of July 29, 2002, by and among Sunterra Corporation, Merrill Lynch Mortgage Capital, Inc. and certain initial holders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.10

Amended and Restated Employment Agreement dated as of November 19, 2001 between Sunterra Corporation and Nicholas Benson (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (date of event: January 25, 2002))

10.11

Employment Agreement dated as September 9, 2002 between Sunterra Corporation and Steven E. West (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002)

10.12

Employment Agreement dated as May 21, 2001 between Sunterra Corporation and Andrew Gennuso (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed June 28, 2002)

+10.13	Employment Agreement dated as January 24, 2003 between Sunterra Corporation and Frederick C. Bauman

+10.14	Employment Agreement dated as January 1, 1998 between Sunterra Corporation and Geoff Bruce

+10.15	Indenture dated as of March 29, 2004 between Sunterra Corporation and Wells Fargo Bank, National Association, as Trustee

+10.16	Registration Rights Agreement dated as of March 29, 2004 between Sunterra Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CRT Capital Group

+10.17	Pledge Agreement dated as of March 29, 2004 by and among Sunterra Corporation and Wells Fargo Bank, National Association

+10.18	Employment Agreement dated as February 23, 2004 between Sunterra Corporation and David R. Harris

+31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

b. Reports on Form 8-K

We filed the following Current Reports on Form 8-K with the SEC during the quarter ended March 31, 2004:

•	Current Report on Form 8-K filed with the SEC on March 15, 2004, regarding the issuance of a press release announcing the Company’s operating results for its fourth quarter and year ended December 31, 2003.

•	Current Report on Form 8-K filed with the SEC on March 24, 2004, regarding the issuance of a press release announcing a proposed private placement of convertible notes.

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

Dated: May 10, 2004