Form 10-Q
period 2004-06-30
SUNTERRA CORP
filed 2004-08-11
CIK 1016577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a bankruptcy court.    ☒  Yes    ☐  No

Number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at August 6, 2004: 18,889,386

SUNTERRA CORPORATION AND SUBSIDIARIES

SUNTERRA CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Sunterra Corporation and Subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The accompanying unaudited consolidated financial statements should be reviewed in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this report. Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the transition period ending September 30, 2004.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Vacation Interest	$70,241	$55,429	$122,576	$96,226
Resort rental	4,594	4,628	8,978	8,551
Management services	6,196	7,806	14,371	15,358
Interest	7,104	6,780	14,024	13,269
Other	7,132	5,242	11,409	10,229

Total revenues	95,267	79,885	171,358	143,633

Costs and Operating Expenses:
Vacation Interest cost of sales	13,651	10,169	24,395	17,872
Advertising, sales and marketing	40,884	30,295	72,718	55,969
Vacation Interest carrying costs	5,612	5,467	11,532	9,763
Provision for doubtful accounts and loan losses	2,847	1,196	5,433	1,978
Loan portfolio	1,514	2,265	2,849	5,084
General and administrative	17,922	16,255	36,980	35,322
(Gain) loss on sales of assets	(1,358)	(88)	(4,502)	18
Depreciation and amortization	1,957	2,688	4,228	5,660
Interest, net of capitalized interest of $38, $0, $67 and $0, respectively	4,568	5,694	10,699	11,654
Reorganization and restructuring, net	—	(375)	—	824

Total costs and operating expenses	87,597	73,566	164,332	144,144

Income from investments in joint ventures	1,057	593	2,178	1,407

Income before provision for income taxes	8,727	6,912	9,204	896
Provision for income taxes	1,057	1,728	837	2,392

Net income (loss)	$7,670	$5,184	$8,367	$(1,496)

Net Income (loss) per share:

Basic	$0.38	$0.26	$0.42	$(0.07)

Diluted	$0.33	$0.26	$0.40	$(0.07)

Basic weighted average number of common shares outstanding	20,000	20,000	20,000	20,000

Diluted weighted average number of common shares outstanding	25,938	20,000	23,051	20,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS

Cash and cash equivalents	$22,570	$21,305
Cash in escrow and restricted cash	68,882	63,266
Mortgages and contracts receivable, net	230,292	182,822
Retained interests in mortgages and contracts receivable sold	19,862	19,637
Due from related parties, net	6,604	4,514
Other receivables, net	20,763	19,644
Prepaid expenses and other assets, net	51,524	37,660
Assets held for sale	—	11,953
Investments in joint ventures	22,438	20,702
Unsold Vacation Interests, net	128,098	136,599
Property and equipment, net	70,567	73,140
Goodwill	63,779	61,616
Intangible and other assets, net	1,017	1,195

Total assets	$706,396	$654,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

Borrowings under line of credit agreements	$199,827	$245,725
Senior subordinated convertible notes	95,000	—
Accounts payable	6,892	7,056
Accrued liabilities	89,455	95,955
Income taxes payable	2,792	3,716
Deferred revenues	96,576	94,822
Notes payable	2,204	3,201

Total liabilities	492,746	450,475

Commitments and contingencies

Stockholders’ equity:
Common stock ($0.01 par value, 75,000 and 30,000 shares authorized at June 30, 2004 and December 31, 2003, respectively; 18,692 and 18,495 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively)	187	185
Additional paid-in capital	297,147	296,709
Accumulated deficit	(95,155)	(103,522)
Accumulated other comprehensive income	11,471	10,206

Total stockholders’ equity	213,650	203,578

Total liabilities and stockholders’ equity	$706,396	$654,053

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net income (loss)	$8,367	$(1,496)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,228	5,660
Provision for doubtful accounts and loan losses	5,433	1,978
Amortization of capitalized financing costs, deferred loan and contract origination costs and other	6,562	5,856
Income from investments in joint ventures	(2,178)	(1,407)
Gain on sales of assets	(4,502)	(53)
Loss on foreign currency	1,211	—
Deferred income taxes	—	(22)
Changes in retained interests in mortgages and contracts receivable sold	(225)	(751)
Changes in operating assets and liabilities:
Cash in escrow and restricted cash	(4,808)	(7,324)
Mortgages and contracts receivable	(11,242)	3,265
Due from related parties, net	(1,207)	(5,244)
Other receivables, net	(232)	(3,920)
Prepaid expenses and other assets, net	(7,034)	(3,863)
Unsold Vacation Interests, net	17,370	9,787
Accounts payable	(206)	(1,757)
Accrued liabilities	(8,592)	2,372
Income taxes payable	(991)	(2,388)
Deferred revenues	3,677	1,687

Net cash provided by operating activities	5,631	2,380

Investing activities:
Proceeds from sales of assets	14,223	270
Capital expenditures	(4,120)	(3,418)
Purchase of Epic mortgages and contracts receivable	(43,915)	—
Purchase of Thurnham Leisure Group	(3,835)	—
Purchase of U.S. government securities pledged under bond indenture	(10,426)	—
Increase in intangible and other assets, net	(190)	(1,062)
Distributions from investments in joint ventures	442	11,419

Net cash (used in) provided by investing activities	(47,821)	7,209

Financing activities:
Borrowings under line of credit agreements	55,507	475
Payment of debt issuance costs	(3,497)	—
Proceeds from issuance of notes payable	572	5,091
Proceeds from issuance of senior subordinated convertible notes	95,000	—
Payments under line of credit agreements	(101,405)	(19,798)
Payments on notes payable	(1,569)	(3,365)

Net cash provided by (used in) financing activities	44,608	(17,597)

Effect of changes in exchange rates on cash and cash equivalents	(1,153)	473

Net increase (decrease) in cash and cash equivalents	1,265	(7,535)
Cash and cash equivalents, beginning of period	21,305	22,960

Cash and cash equivalents, end of period	$22,570	$15,425

The accompanying notes are an integral part of these consolidated financial statements	(Continued)

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$5,631	$7,193
Cash paid for taxes, net of tax refunds	1,837	4,788

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets held for sale reclassified to Unsold Vacation Interests, net	$—	$2,538
Assets held for sale reclassified to Property and equipment, net	—	3,146
Property and equipment transferred to Unsold Vacation Interests, net	3,878	—

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(Unaudited)

Note 1—Background and Business

Sunterra Corporation, a Maryland corporation (together with its wholly owned subsidiaries hereafter referred to as “Sunterra” or the “Company”) was incorporated in May 1996 as KGK Resorts, Inc. and was later known as Signature Resorts, Inc. At the time of its August 1996 initial public offering, the Company owned nine vacation ownership resorts in Hawaii, Florida, South Carolina, Missouri and California and in the Caribbean. The Company became known as Sunterra Corporation in the second quarter of 1998. Today headquartered in North Las Vegas, Nevada, Sunterra has grown to become one of the world’s largest vacation ownership companies, as measured by the number of individual resort locations and owner families. At June 30, 2004, the Company had approximately 300,000 owner families vacationing at 94 resorts in 12 countries located in North America, Europe and the Caribbean. See Note 11 for detailed geographic segment information.

The operations of Sunterra include (i) acquiring, developing and operating vacation ownership resorts, (ii) marketing and selling vacation ownership interests to the public at its resort locations and off-site sales centers, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity (“Vacation Intervals”), as well as vacation points which may be redeemed for occupancy rights of varying lengths of stay at participating resort locations (“Vacation Points”, and together with Vacation Intervals, “Vacation Interests”), (iii) leasing Vacation Intervals and selling Vacation Points at certain Caribbean locations, (iv) providing consumer financing to individual purchasers of Vacation Interests, (v) providing collection services and resort rental management and maintenance services for which the Company receives fees paid by the resorts’ homeowners’ associations and (vi) operating the Company’s membership and exchange programs.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all majority-owned subsidiaries in which the Company exercises control. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting. The Company does not have any interests in any entity considered to be a variable interest entity for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 as amended in December 2003 by FASB Interpretation No. 46R. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of these entities. At June 30, 2004, the Company was a minority partner in two joint ventures as discussed in Note 12. See Note 14—Subsequent Events for discussion of the Company’s July 7, 2004 purchase of the remaining 77% interest in West Maui Resort Partners, L.P. (“Ka’anapali”). All significant intercompany transactions and balances have been eliminated from the unaudited consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company in preparation of its unaudited consolidated financial statements include: (i) mortgages and contracts receivable allowance for loan and contract losses, (ii) valuation of retained interests in mortgages and

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

contracts receivable sold, (iii) estimated net realizable value of assets held for sale, (iv) future sales plans used to allocate certain Unsold Vacation Interests to Vacation Interest cost of sales under the relative sales value method, (v) impairment of long-lived assets including goodwill, and (vi) the valuation allowance recorded against deferred tax assets. Actual results could differ from those estimates.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic weighted average common shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

Effect of dilutive securities:
3¾% Senior Subordinated Convertible Notes due 2024	5,937,757	—	3,050,891	—

Diluted weighted average common shares outstanding	25,937,757	20,000,000	23,050,891	20,000,000

For the three and six months ended June 30, 2004 and 2003, a total of 1,790,148 shares attributable to the exercise of outstanding warrants were excluded from the calculation of diluted net income (loss) per share because the exercise price of the warrants exceeded the average price of the Company’s common stock. For the three and six months ended June 30, 2004, a total of 1,829,687 shares of the Company’s common stock attributable to the exercise of outstanding options under the Sunterra Corporation 2002 Stock Option Plan were excluded from the calculation of diluted net income per share because the exercise price of the options exceeded the average price of the Company’s common stock. For the three and six months ended June 30, 2003, a total of 822,812 shares of the Company’s common stock attributable to the exercise of outstanding options under the Sunterra Corporation 2002 Stock Option Plan were excluded from the calculation of diluted net income (loss) per share because the exercise price of the options exceeded the average price of the Company’s common stock.

A distribution of 1,307,553 shares of the Company’s common stock will be made to certain former creditors on a pro rata basis for no cash consideration, upon the completion of certain claims processes. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, these shares of common stock to be issued are considered to be outstanding and included in the computation of net income (loss) per share of the Company.

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table presents the Company’s net income (loss) and the pro forma net income (loss) per share had the Company adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$7,670	$5,184	$8,367	$(1,496)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(675)	(819)	(1,988)	(819)

Pro forma net income (loss)	6,995	4,365	6,379	(2,315)

Basic net income (loss) per share, as reported	$.38	$.26	$.42	$(0.07)
Diluted net income (loss) per share, as reported	$.33	$.26	$.40	$(0.07)
Basic pro forma net income (loss) per share	$.35	$.22	$.32	$(0.12)
Diluted pro forma net income (loss) per share	$.30	$.22	$.32	$(0.12)

The fair value of stock options used to compute pro forma net income (loss) and pro forma net income (loss) per share disclosures is estimated using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, this model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information, and notably, the Company’s common stock has limited trading history. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. The following table summarizes the Black-Scholes option-pricing model assumptions used to compute the weighted average fair value of stock options granted during the periods noted.

	Three Months ended June 30, 2004	Three Months ended June 30, 2003	Six Months ended June 30, 2004	Six Months ended June 30, 2003
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	56.53%	66.80%	58.63%	66.80%
Risk-free interest rate	3.81%	2.12%	2.74%	2.12%
Expected holding period (in years)	5.0	5.0	5.0	5.0
Weighted average fair value of options granted	$6.66	$4.51	$7.11	$4.51

As noted in the “Net Income (Loss) Per Share” paragraph above, the Company has also issued warrants for the purchase of 1,790,148 of the Company’s common shares to non-employee creditors. The Company accounts for these issuances under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, and related interpretations, which utilizes a fair-value method of accounting. The Company used the following assumptions in estimating the fair value of these warrants: expected life-5 years; interest rate—3.81%; expected dividends—$0; volatility—50%.

Income Taxes

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Foreign Currency Translation

Assets and liabilities in foreign locations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss is shown as a translation adjustment and is included in other comprehensive income in stockholders’ equity. Gains and losses from foreign currency transactions are included in the unaudited consolidated statements of operations. During the three and six month periods ended June 30, 2004, the Company’s European operations experienced losses of $0.2 million and $1.2 million, respectively, relating to holding Euros. There were no significant gains or losses on foreign currency transactions in the three and six month periods ended June 30, 2003.

Reclassifications

The first and second quarter 2003 unaudited consolidated financial statements were restated during the third quarter of 2003. For further details, please refer to the Form 10-Q for the quarterly period ended September 30, 2003 filed with the SEC on November 14, 2003. During the fourth quarter of 2003, the Company changed the format of its statement of operations. The first and second quarter 2003 financial statements were attached as an exhibit to the press release announcing the fourth quarter 2003 results. For further details, please refer to the Form 8-K filed with the SEC on March 15, 2004. Further reclassifications were made to the 2003 unaudited consolidated financial statements to conform to the 2004 presentation since that date and include entries to reclassify trial program revenues from Vacation Interest revenue to Resort rental revenue consistent with the 2004 presentation and entries to reduce revenues and expenses for incentives provided to customers.

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

Current accounting guidance requires the related hard and soft construction costs of these leased Vacation Interests to be included within the caption “Property and equipment, net” on the accompanying unaudited consolidated balance sheets and depreciated following the Company’s normal depreciation policies. At our other resorts, the Company capitalizes all of the hard and soft construction costs within the caption “Unsold Vacation Interests, net” and such costs are allocated to Vacation Interest cost of sales on the relative sales value method. During the first quarter of 2004, in conjunction with the change from long-term leases to Vacation Points, approximately $3.9 million of the hard and soft construction costs of the Vacation Interests were reclassified from Property and equipment, net to Unsold Vacation Interests, net.

Similar to the mortgage financing issued to purchasers of Vacation Interests at the Company’s other resorts, the Company issues lease financing contracts to lessees of Vacation Interests at the St. Maarten resorts, subject to underwriting criteria. When a borrower under such a contract defaults, the Company cancels the loan agreement and the difference between the cumulative cash payments made on the financing contract and the cumulative amount of Vacation Interest revenue recognized on the related lease prior to such default is immediately recognized as Vacation Interest revenue.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table summarizes the amounts on the accompanying unaudited consolidated balance sheets relating to the two St. Maarten resorts, as of the end of the reported periods:

	June 30, 2004	December 31, 2003
Prepaid expenses and other assets, net (direct sales and marketing costs)	$11,536	$11,678

Property and equipment (recorded cost)	$12,166	$16,439
Accumulated depreciation	(1,012)	(1,007)

Property and equipment, net	$11,154	$15,432

Deferred revenue	$76,910	$77,853

The following table summarizes the amounts recognized in the accompanying unaudited consolidated statements of operations relating to the leases discussed above, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Vacation Interest revenue	$648	$735	$1,384	$1,770
Advertising, sales and marketing expenses	98	110	208	265

Homeowners’ Association Transactions

In the Company’s capacity as the homeowners’ association for these resorts, it collects maintenance fees from the lessees and the trust, which are accrued as earned, generally over a twelve-month period. The homeowners’ association will also periodically bill the lessees for capital projects assessments to repair and replace the amenities of these resorts, as well as special assessments to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are recognized as income by the reserve funds of the homeowners’ association during the period in which they are assessed.

The revenues relating to the homeowners transactions are included within the caption “Management services revenue” and the expenses, except for the provision for bad debt and depreciation expenses, are included in General and administrative expenses.

Note 4—Mortgages and Contracts Receivable, Net

Mortgages and contracts receivable are recorded at amortized cost, including deferred loan and contract origination costs, less the related allowance for loan and contract losses. The loan and contract origination costs incurred in connection with providing financing for Vacation Interests have been capitalized and are being amortized over the term of the mortgages or contracts receivable as an adjustment to interest revenue on mortgages and contracts receivable using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $0.5 million and $0.03 million for the three months ended June 30, 2004 and 2003, respectively, and was $1.0 million and $0.3 million for the six months ended June 30, 2004 and 2003, respectively.

The Company recorded a $10.3 million premium at July 31, 2002 on mortgages and contracts receivable, which will be amortized over the life of the related mortgages and contracts receivable portfolio. At June 30, 2004 and December 31, 2003, the net unamortized premium was $6.1 million and $7.0 million, respectively. During the three months ended June 30, 2004 and 2003, amortization of $0.4 million and $0.5 million, respectively, was recorded as a reduction of interest revenue. During the six months ended June 30, 2004 and 2003, amortization of $0.9 million and $1.1 million, respectively, was recorded as a reduction of interest revenue.

The Company provides for estimated mortgages and contracts receivable cancellations and defaults at the time the Vacation Interest revenues are recorded by a charge to the provision for doubtful accounts and loan losses and an increase to the allowance for loan and contract losses. The Company periodically performs an analysis of factors, such as economic conditions and industry trends, defaults, past due agings and historical write-offs of mortgages and contracts receivable, to evaluate the adequacy of the allowance.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company charges-off mortgages and contracts receivable upon default on the first scheduled principal and interest payment (first payment defaults) or after 180 days of contractual delinquency. Vacation Interests recovered on defaulted mortgages receivable are recorded in Unsold Vacation Interests, net, and as a reduction of loan charge-offs at the historical cost of Vacation Interests at the respective property. All collection and foreclosure costs are expensed as incurred.

The following summarizes the Company’s mortgages and contracts receivable, net, as of the dates on the accompanying unaudited consolidated balance sheets:

	June 30, 2004	December 31, 2003
Mortgages and contracts receivable principal	$248,085	$200,983
Deferred loan and contract origination costs, net of accumulated amortization	4,456	4,258
Premium on mortgages and contracts receivable, net of accumulated amortization	6,104	7,024

Mortgages and contracts receivable, gross	258,645	212,265
Allowance for loan and contract losses	(28,353)	(29,443)

Mortgages and contracts receivable, net	$230,292	$182,822

Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Balance, beginning of period	$28,446	$30,916	$29,443	$32,394
Provision for loan and contract losses	2,579	1,086	4,919	1,559
Receivables charged off, net	(2,672)	(3,116)	(6,009)	(5,067)

Balance, end of period	$28,353	$28,886	$28,353	$28,886

Note 5—Unsold Vacation Interests, Net

Unsold Vacation Interests are valued at the lower of cost or fair value. Development costs include acquisition costs, both hard and soft construction costs and, together with real estate costs, are allocated to Unsold Vacation Interests, net. Interest, taxes and other carrying costs incurred during the construction period are capitalized and such costs incurred on completed Vacation Interest inventory are expensed. Costs are allocated to Vacation Interest cost of sales based upon the relative sales value method. Unsold Vacation Interests, net also includes the value of Vacation Interests collateralizing delinquent mortgages and contracts receivable that have been charged-off, but for which the Company does not yet hold title pending completion of the foreclosure process. Unsold Vacation Interests, net consists of the following as of the dates on the accompanying unaudited consolidated balance sheets:

	June 30, 2004	December 31, 2003
Development costs of Unsold Vacation Interests, net	$123,351	$133,424
Vacation Interests recoverable under defaulted mortgages	4,747	3,175

Unsold Vacation Interests, net	$128,098	$136,599

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 6—Goodwill, Intangible and Other Assets, Net

The following table sets forth information concerning the Company’s goodwill as of and for the six months ended June 30, 2004:

	North America	Foreign	Total
Balance as of January 1, 2004	$8,322	$53,294	$61,616
Goodwill acquired during the period	—	2,173	2,173
Impairment losses	—	—	—
Other	(10)	—	(10)

Balance as of June 30, 2004	$8,312	$55,467	$63,779

The purchase of Thurnham Leisure Group for approximately $3.8 million during the quarter ended March 31, 2004 resulted in the recording of approximately $2.2 million of goodwill in the Foreign segment. Such goodwill has an indefinite life and will be considered when the Company conducts its annual review of goodwill for impairment to determine if goodwill with an indefinite life has been impaired.

Intangible and other assets, net, consists of the following as of the dates on the accompanying unaudited consolidated balance sheets:

	June 30, 2004	December 31, 2003
Management contracts	$1,237	$1,237
Trademarks	376	376

	1,613	1,613
Less accumulated amortization	(596)	(418)

Intangible and other assets, net	$1,017	$1,195

Note 7—Borrowings

Line of Credit Agreements

On July 29, 2002, the Company entered into a two-year agreement for a $300 million senior secured working capital credit facility (“Senior Finance Facility”) with Merrill Lynch Mortgage Capital, Inc. The proceeds of the Senior Finance Facility were used to pay amounts payable under certain creditor agreements, provide mortgage receivable and other working capital financing to the Company and to pay fees and expenses related to the Senior Finance Facility. A portion of the proceeds from the initial funding drawn on the Senior Finance Facility was used to pay-off amounts outstanding under the Company’s previous senior finance facility.

In February 2004, the Senior Finance Facility was amended, raising the maximum aggregate borrowing and extending the term to February 28, 2006. The interest rate on the portion of the line secured by the Company’s eligible mortgages and contracts receivable was reduced to the one-month LIBOR rate plus 2.25%, and, for the portion of the line secured by the Company’s eligible Unsold Vacation Interests, the rate was reduced to the one-month LIBOR rate plus 4.00%. The amendment reduced the exercise price of warrants to purchase 1,190,148 shares of the Company’s common stock from $15.25 per share to $14.00 per share. Additionally, the advance rate under loans secured by eligible mortgages and contracts receivable was increased to 85% from 80%. The amendment also expanded the ability of the Company to borrow against Vacation Points and contracts receivable collateralized by Vacation Points, including both assets acquired by the Company as part of the purchase of certain assets of Epic Resorts Group, as well as assets associated with the Company’s new multi-site clubs. The Company also agreed to pay Merrill Lynch Mortgage Capital, Inc. a commission equal to 1.5% of Vacation Interest revenue on the sale of inventory acquired from Epic Resorts Group.

At June 30, 2004, the maximum capacity to borrow, amounts outstanding and remaining availability under the Senior Finance Facility were $311.9 million, $199.8 million and $112.1 million, respectively. The capacity and availability of borrowings under the Senior Finance Facility are based on the value of eligible mortgages and contracts receivable, the value of eligible Unsold Vacation Interests

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

and the value of certain real property and other assets. The Senior Finance Facility is secured by a first priority lien on the mortgages and contracts receivable and Unsold Vacation Interests, as well as certain real property and other assets of the Company, subject to certain exceptions. Prior to the amendment discussed above, borrowings under the Senior Finance Facility bore interest at an annual rate equal to one month LIBOR plus 3%, 5% or 7%, depending on the amounts outstanding and on the type of asset collateralizing various advances. The weighted average interest rate of these borrowings at June 30, 2004 was 3.61% per annum. Beginning in February 2003, the Senior Finance Facility also requires the Company to pay an additional cash interest amount monthly when certain conditions are not met. The total amount of such cash interest payments made during the three month periods ended June 30, 2004 and 2003 were $0.0 million and $0.5 million, respectively. The total amount of such cash interest payments made during the six month periods ended June 30, 2004 and 2003 were $0.3 million and $0.7 million, respectively. See Note 14-Subsequent Events for discussion of the Company’s July 7, 2004 purchase of the remaining 77% interest in Ka’anapali and the third amendment to the Senior Finance Facility.

In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of the Senior Finance Facility and an anniversary fee of 1.5% due on the anniversary of the initial borrowing, the Company issued a warrant exercisable for 1,190,148 shares of the Company’s common stock at an exercise price of $15.25 per share (the deemed value of the shares), subject to adjustment under certain anti-dilution provisions of the warrant and will pay an unused commitment fee of 0.25% per annum on the excess availability under the Senior Finance Facility. The $8.7 million value of the warrants issued to the Senior Finance Facility lender was determined using a Black-Scholes model based on a risk free interest rate of 3.81%, expected volatility of 50% and an expected life of 5 years and, as a result of the February 2004 amendment, an additional $0.4 million was recorded to reflect the decrease in exercise price. The value of the warrants was recorded as a capitalized financing cost amortized over the term of the financing agreement. The February 2004 amendment also stipulated that facility fees equal to 0.75% of $300.0 million are due and payable on July 29, 2004 and July 29, 2005, with the latter fee being prorated through the termination date of February 28, 2006. For the three months ended June 30, 2004 and 2003, amortization of $1.8 million and $2.3 million, respectively, of debt issuance costs was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations. For the six months ended June 30, 2004 and 2003, amortization of $4.6 million and $4.5 million, respectively, of debt issuance costs was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations.

Senior Subordinated Convertible Notes

On March 29, 2004, the Company issued $95.0 million in 3¾% Senior Subordinated Convertible Notes due 2024 (“Notes”). The Notes were issued at a price of $1,000 per Note and pay interest biannually on March 29 and September 29 of each year, beginning on September 29, 2004 at the rate of 3.75% per annum. The Notes will mature on March 29, 2024. Under the terms of the indenture, the Company was required to use a portion of the proceeds from the offering to purchase a portfolio of U.S. government securities that are pledged to secure the first six scheduled interest payments on the Notes. This $10.4 million is included in Prepaid expenses and other assets, net, on the accompanying balance sheet. Other than this pledge, the Notes are unsecured obligations.

The Notes are initially convertible, at the option of the holder, into shares of the Company’s common stock at a conversion rate of 62.5027 shares per $1,000 principal amount of the Notes upon the price of the Company’s common stock reaching the specified thresholds discussed below, if the Notes are called for redemption or if specified corporate transactions or significant distributions to holders of the Company’s common stock have occurred.

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table summarizes the balances in accrued liabilities as of the dates on the accompanying unaudited consolidated balance sheets:

	June 30, 2004	December 31, 2003
Accrued marketing	$22,329	$24,090
Accrued Vacation Interests carrying costs	7,339	10,975
Accrued other taxes	5,864	6,667
Accrued escrow liability	5,110	7,100
Accrued payroll and related	5,888	5,834
Amounts collected on behalf of or due to homeowners’ associations	22,380	20,521
Accrued servicing liability	3,634	4,711
Accrued professional fees	1,376	3,501
Creditor claims payable	2,867	3,048
Accrued commissions	2,187	1,369
Other	10,481	8,139

Total accrued liabilities	$89,455	$95,955

Note 9—Deferred Revenues

The Company records deferred revenues for payments received or billed but not earned for various activities, including those described and summarized below. The largest and primary component relates to operating leases of Vacation Interests at the Company’s two resorts in St. Maarten. See Note 3 for further discussion.

Deferred Club Sunterra revenue- annual Club Sunterra membership fees paid or billed to members and amortized ratably over a one-year period, one-time conversion fees paid by owners to convert to Club Sunterra and amortized ratably over a 10-year period (the estimated life of the membership) and the remaining portion of an advance on renewal fees amortized ratably commensurate with Club Sunterra members renewing memberships with an external exchange service.

Unearned mini-vacations—sold but unused trial Vacation Interests, ranging from three days to one week. This revenue is recognized when the purchaser completes their respective stay at one of the Company’s resorts.

Unearned management services revenue—maintenance fees billed but unearned in the Company’s capacity as the homeowners’ association for the two resorts on St. Maarten. See Note 3 for further discussion.

The following table summarizes the balances in deferred revenues as of the dates on the accompanying unaudited consolidated balance sheets:

	June 30, 2004	December 31, 2003
Deferred Vacation Interest lease revenue (Note 3)	$76,910	$77,853
Deferred Club Sunterra revenue	9,131	8,265
Unearned mini-vacations	4,362	4,517
Unearned Management services revenue (Note 3)	3,841	—
Other	2,332	4,187

Total deferred revenues	$96,576	$94,822

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 10—Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period from non-owner sources. The reconciliation of net income (loss) to comprehensive income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$7,670	$5,184	$8,367	$(1,496)
Foreign currency translation adjustments	(1,025)	3,063	1,265	2,082

Total comprehensive income	$6,645	$8,247	$9,632	$586

Note 11—Segment and Geographic Information

The Company currently operates in two geographic segments, the North America and Foreign segments. Both of these segments operate in one industry segment that includes the development, marketing, sales, financing and management of vacation ownership resorts. The Company’s areas of operation outside of North America, comprising the Foreign segment, include the United Kingdom, Italy, Spain, Portugal, Austria, Germany and France. The Company’s management evaluates performance of each segment based on profit or loss from operations before income taxes not including extraordinary items and the cumulative effect of change in accounting principles. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of this filing and further in Note 3 to our annual report on Form 10-K. No single customer accounts for a significant amount of the Company’s revenues. Information about the Company’s operations in different geographic locations is shown below:

	North America	Foreign	Eliminations	Total
Three Months Ended June 30, 2004
Revenues from external customers	$62,829	$32,438	$—	$95,267
Income before provision for income taxes	4,952	3,775	—	8,727
Segment assets	539,086	213,046	(45,736)	706,396

Six Months Ended June 30, 2004
Revenues from external customers	$117,024	$54,334	$—	$171,358
Income before provision for income taxes	6,014	3,190	—	9,204

	North America	Foreign	Eliminations	Total
Three Months Ended June 30, 2003
Revenues from external customers	$50,041	$29,844	$—	$79,885
Income before provision for income taxes	893	6,019	—	6,912
Segment assets	569,110	185,723	(37,974)	716,859

Six Months Ended June 30, 2003
Revenues from external customers	$92,680	$50,953	$—	$143,633
(Loss) income before provision (benefit) for income taxes	(7,547)	8,443	—	896

Included in the eliminations column are the effects of transactions between segments. Currently, the Foreign segment has a note payable to the North America segment. The related interest revenue and expense is eliminated as part of the profit and loss elimination entries, and the inter-segment note is eliminated as part of the balance sheet elimination entries.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 12—Related Party Transactions

Joint Ventures

As of June 30, 2004, the Company owns a 30% interest in Poipu Resort Partners, L.P. (“Poipu”) and a 23% interest in Ka’anapali, and accounts for its investments in joint ventures under the equity method. See Note 14—Subsequent Events for discussion of the Company’s July 7, 2004 purchase of the remaining 77% interest in Ka’anapali. For the six months ended June 30, 2004 and 2003, the Company received $0.4 million and $11.4 million in cash distributions from such joint ventures, respectively. At December 31, 2002, the Company had a note receivable bearing interest at 12% of $0.9 million due from Poipu, which was paid in full in February 2003. The Company also receives fees from both Poipu and Ka’anapali for providing property management as well as oversight of the sales and marketing functions, which are included in the totals for management services revenue. See “Management Services” paragraph below.

Management Services

Included within the amounts reported as Management services revenue are revenues from property management services provided to the homeowners’ associations of the resorts wherein the Company owns either Unsold Vacation Interests or is a minority owner, as well as fees earned for management of sales and marketing functions at certain resorts. These amounts totaled $4.4 million and $5.4 million for the three month periods ended June 30, 2004 and 2003, respectively, and totaled $10.0 million and $9.9 million for the six month periods ended June 30, 2004 and 2003, respectively.

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

	June 30, 2004	December 31, 2003
Receivable from homeowners’ associations	$6,451	$4,149
Advances to joint ventures	153	365

Total	$6,604	$4,514

Westpac

From October 2001 to September 30, 2003, the Company had a contract with Westpac Resort Group LLC (“Westpac”), an entity owned during that period by the current President of Resort Marketing International, Inc. Westpac arranges “mini-vacation” packages designed to give potential customers a sample of the vacations they could enjoy if a Vacation Interest is purchased and tours of Sunterra properties for potential customers. Total payments to Westpac under this agreement were $1.0 million for the six months ended June 30, 2003.

On September 30, 2003, the Company entered into an agreement to purchase the assets of Westpac, and the Company is now operating it through its wholly owned subsidiary, Resort Marketing International, Inc. The purchase price of the acquisition is contingent upon completed tours by a group of potential customers. The maximum total purchase price is approximately $0.6 million.

Note 13—Commitments and Contingencies

In 1996, the State of Hawaii Department of Taxation (“DOT”) began audits of Sunterra Pacific, a subsidiary of the Company, and the VTS Operating Fund, Inc. (the “Operating Fund”) established by Sunterra Pacific as a repository for pass through funds relating to obligations of Sunterra Pacific timeshare owners. On July 20, 2000, the DOT issued final assessments for general excise and use tax claimed to be owed by Sunterra Pacific for June 30, 1987 through June 30, 1999. The assessments for back taxes, penalties and interest totaled approximately $5.8 million. In a parallel audit of the Operating Fund, the DOT issued proposed assessments for

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

general excise and use tax for the period June 30, 1994 through June 30, 1998. These assessments for back taxes, penalties and interest totaled $1.4 million. Sunterra disputed many of the assessments described above and filed a Notice of Appeal to the Hawaii Tax Board of Review in September 2002. The Company had accrued approximately $3.5 million for such outstanding tax liabilities payable to the DOT. Shortly after June 30, 2004, the Company accepted the DOT’s counter-offer to settle the entire tax liability for a lump sum payment of $2.5 million.

Sunterra Pacific, as manager of the VTS Program, filed an arbitration proceeding against the VTS Owners Association (“VTSOA”) Board of Directors because it declined to renew the management agreement without reasonable cause. The Board filed a counter petition alleging cause. The parties had agreed to an indefinite stay of the arbitration proceedings, which the Arbitrators confirmed February 26, 2003, so that the parties could pursue settlement negotiations. During the first half of 2004 this matter was settled at no cost to either party in conjunction with the sale of certain assets of Sunterra Pacific to VTSOA.

The Company licensed certain computer software under a software license granted by RCI Technology Corp. (“RCITC”), formerly known as Resort Computer Corporation. That software was the foundation for the Company’s former integrated computer system (known as SWORD), which until recently managed a wide range of hospitality functions, such as reservations, inventory control, sales commissions, Club Sunterra operations, housekeeping and marketing. RCITC filed a motion in the Chapter 11 proceedings alleging that the license agreement should be deemed rejected, which RCITC asserts would have the effect of terminating the license. Sunterra opposed the motion, and the Bankruptcy Court ruled in favor of Sunterra and denied RCITC’s motion. On June 14, 2002, RCITC filed a notice of appeal of the Court’s decision. On January 10, 2003, the United States District Court of Maryland affirmed the order of the Bankruptcy Court, denying the motion of RCITC. RCITC further appealed that decision to the United States Court of Appeals, Fourth Circuit, which granted RCITC’s appeal on March 18, 2004. The Company’s new “ATLAS” computer system fully replaces the SWORD software, which was based on the RCITC system, and therefore the Company does not believe that RCITC’s successful appeal in this litigation will have a material adverse effect on the Company.

The Company owns a partnership interest in the Embassy Vacation Resort at Poipu Point, Koloa on the island of Kauai, Hawaii. Under the terms of the partnership agreement, the Company could be required to purchase the other partner’s interest. At June 30, 2004, the Company does not believe that the events requiring such purchase are likely to occur.

As discussed in Note 12, the Company holds a 23% interest in Ka’anapali, an entity that operates a vacation ownership resort in Hawaii. This limited partnership refinanced existing debt in March 2003. In connection with the refinancing, the Company (as well as its partners on a pro rata basis) provided limited guarantees in the event the lenders suffer losses for a number of specific reasons including fraud, misrepresentation, environmental conditions and certain zoning and property-specific matters. These guarantees are limited to the specified items of risk, and do not generally guarantee repayment of the refinanced obligations, and expire with the repayment of the debt. The Company is unable to develop an estimate of the maximum potential amount of future payments under guarantees for fraud or misrepresentation, and does not believe that it will be required to perform under the guarantee as it relates to environmental conditions, certain zoning and property-specific matters. Accordingly, the Company has not recorded a liability for any potential obligations under the guarantees. See Note 14—Subsequent Events for discussion of the Company’s July 7, 2004 purchase of the remaining 77% interest in Ka’anapali and the repayment of this loan.

On April 29, 2004, an irrevocable standby letter of credit in the amount of $6.6 million was issued on the Company’s behalf to an affiliated homeowners’ association securing certain maintenance fee obligations due from the Company. This standby letter of credit expires one year from the date of issuance. Restricted cash of approximately the same amount secures such standby letter of credit. During July 2004, two additional standby letters of credit in the combined amount of approximately $1.6 million were issued on behalf of the Company for similar purposes and on similar terms.

On February 25, 2003, a surety bond in the amount of $0.6 million was issued on the Company’s behalf to an affiliated homeowners’ association securing certain maintenance fee obligations due from the Company. This surety bond has been amended several times and amounted to $1.5 million as of June 30, 2004. Restricted cash of approximately fifty percent of this amount secures such surety bond. During July 2004, an additional surety bond in the amount of $0.6 million was issued on behalf of the Company for similar purposes with no restricted cash required as security and replaced an irrevocable standby letter of credit of $0.6 million previously issued as discussed in the preceding paragraph.

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 14—Subsequent Events

On July 7, 2004, the Company completed the acquisition of the remaining outstanding 77% partnership interests in West Maui Resort Partners, L.P. (“Ka’anapali”), which owns and operates the Embassy Vacation Resort Ka’anapali on the Hawaiian island of Maui. The transaction valued Ka’anapali at approximately $120.0 million and the Company financed it through additional borrowings on the Senior Finance Facility, which replaced the prior Ka’anapali financing. With this transaction, Sunterra acquired full ownership of Unsold Vacation Interests with an estimated retail value in excess of $235.0 million and acquired approximately $45.0 million of mortgage receivables that the Company already currently services.

In conjunction with the July 7, 2004 acquisition of the remaining outstanding 77% partnership interests in Ka’anapali, the Company and Merrill Lynch Mortgage Capital, Inc. entered into a third amendment to the Senior Finance Facility. This amendment added Ka’anapali as a borrower on the Company’s Senior Finance Facility and provides for borrowings secured by Ka’anapali’s eligible mortgages receivable and eligible Unsold Vacation Interests. Upon completion of this transaction, the maximum capacity to borrow, amounts outstanding and remaining availability under the Senior Finance Facility were $333.8 million, $301.1 million and $32.7 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including in particular statements about our plans, objectives, expectations and prospects. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2003 under the headings “Business-Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in that report. Any or all of these factors could cause our actual results and financial or legal status to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes in Item 1 of this report. Unless the context otherwise requires, the terms “Company,” “we,” “our,” and “us” refer to Sunterra Corporation, a Maryland corporation, and its subsidiaries.

RESULTS OF OPERATIONS

Overview

Sunterra Corporation, through its subsidiaries, joint ventures and affiliated resorts, is one of the largest companies in the vacation ownership industry, our single reportable operating segment. Through a network of 94 owned or affiliated resorts located around the globe, our operations consist of:

•	acquiring, developing and operating vacation ownership resorts;

•	marketing and selling vacation ownership interests to the public at our resort locations and off-site sales centers:

•	selling vacation points which may be redeemed for occupancy rights for varying lengths of stay at participating resort locations, which we refer to as “Vacation Points;”

•	selling vacation ownership interests that entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity, which we refer to as “Vacation Intervals” and together with Vacation Points, “Vacation Interests;” and

•	leasing Vacation Intervals and selling Vacation Points at certain Caribbean locations;

•	providing consumer financing to individual purchasers of Vacation Interests;

•	providing collection services and resort rental management and maintenance services for which we receive fees paid by the resorts’ homeowners’ associations; and

•	operating our membership and exchange programs.

Comparison of the Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003:

	North America		Foreign
	Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Vacation Interest	$43,283	$30,683	$26,958	$24,746
Resort rental	4,196	4,262	398	366
Management services	4,151	5,749	2,045	2,057
Interest	6,348	6,210	756	570
Other	4,851	3,137	2,281	2,105

Total revenues	62,829	50,041	32,438	29,844

Costs and Operating Expenses:
Vacation Interest cost of sales	9,673	6,267	3,978	3,902
Advertising, sales and marketing	25,240	17,599	15,644	12,696
Vacation Interest carrying costs	4,369	3,836	1,243	1,631
Provision for doubtful accounts and loan losses	2,592	1,072	255	124
Loan portfolio	1,487	2,245	27	20
General and administrative	12,031	11,660	5,891	4,595
Gain on sales of assets	(1,358)	(88)	—	—
Depreciation and amortization	1,000	1,951	957	737

Interest, net of capitalized interest	3,900	5,574	668	120
Reorganization and restructuring, net	—	(375)	—	—

Total costs and operating expenses	58,934	49,741	28,663	23,825

Income from investments in joint ventures	1,057	593	—	—

Income before (benefit) provision for income taxes	4,952	893	3,775	6,019
(Benefit) provision for income taxes	(6)	(41)	1,063	1,769

Net income	$4,958	$934	$2,712	$4,250

We recorded total revenues of $95.3 million for the three months ended June 30, 2004, compared to $79.9 million for the three months ended June 30, 2003, an increase of $15.4 million, or 19.3%. This increase was driven primarily from our domestic operations where total revenues increased $12.8 million, or 25.6%, to $62.8 million in 2004, compared to $50.0 million for the prior year, while total revenues from foreign operations increased 8.7%, or $2.6 million, to $32.4 million for the three months ended June 30, 2004 from $29.8 million for the prior year. Excluding the effect of favorable foreign exchange rates, second quarter total revenues from our foreign operations decreased $0.8 million, or 2.7% when compared to the prior year.

Consolidated Vacation Interest revenues were $70.2 million for the three months ended June 30, 2004, representing an increase of $14.8 million, or 26.7%, compared to $55.4 million for the three months ended June 30, 2003, driven by a $12.6 million, or 41.1% increase in domestic Vacation Interest revenues to $43.3 million, compared to the prior year total of $30.7 million. Our domestic improvements are the result of strong organic growth in existing sales centers, additional off-site sales centers in locations such as Boston and San Diego and new resort sales centers in Arizona, Florida and Tennessee, extensive professional sales training at some of our larger sites and a stable management team, as well as the continuing maturity of the vacation ownership industry and improved awareness and understanding by the purchasing public. Exclusive of $2.9 million of favorable foreign exchange rate movements, our foreign Vacation Interests revenues fell from $24.7 million for the three months ended June 30, 2003 to $24.1 million for the three months ended June 30, 2004, a decrease of 2.5%. The decrease is the result of lower tour flow, partially offset by revenues resulting from the first quarter 2004 Thurnham Leisure Group acquisition.

Resort rental revenue remained flat at $4.6 million for the three months ended June 30, 2004 compared to the same period in 2003. Increases to resort rental revenue were primarily due to acquisitions and increased utilization of available space for internal marketing purposes (“mini-vacation” packages designed to give potential customers a sample of the vacations they could enjoy if the Vacation Interest is purchased), offset by decreases due to the on-going sales of Vacation Interests (which reduces the number of Vacation Interests available for rental).

Management services revenues of $6.2 million for the three months ended June 30, 2004 decreased by $1.6 million, or 20.6%, compared to $7.8 million for the three months ended June 30, 2003. The overall decrease was driven by a $1.6 million, or 27.8%, decrease in domestic management services revenues to $4.2 million for the three months ended June 30, 2004 compared to $5.7 million for the three months ended June 30, 2003. This decrease is directly linked to the loss of the management contract associated with the Vacation Timeshare Owners Association (“VTSOA”) sponsored program, which governs Vacation Intervals at approximately 20 resorts and the third quarter 2003 sale of management agreements on three affiliated but not owned resorts in Florida. These decreases were offset in part by management contracts for three of the Epic Resorts Group properties acquired in the fourth quarter of 2003.

Interest revenues, the majority of which are generated from financing provided to purchasers and lessees of Vacation Interests in the United States and the Caribbean, increased to $7.1 million for the three months ended June 30, 2004 compared to $6.8 million in the three months ended June 30, 2003, due to the acquisition in the first quarter 2004 of a $44 million portfolio of performing mortgages backed by Vacation Interests at former Epic Resorts Group locations, offset by prepayments of existing mortgages.

Other revenues, which includes Club Sunterra fees, travel services revenue and finance commissions earned by our European subsidiaries, increased by $1.9 million, or 36.1%, to $7.1 million for the three months ended June 30, 2004, from $5.2 million for the same period in the prior year. This increase is concentrated in our domestic operations and is primarily the result of increased Club Sunterra fees earned as a result of the growth of the Club Sunterra product.

Consolidated Vacation Interest cost of sales of $13.7 million for the three months ended June 30, 2004 increased $3.5 million, or 34.2%, from $10.2 million for the three months ended June 30, 2003, on 26.7% higher Vacation Interest volume. On a geographic segment basis, domestic Vacation Interest cost of sales increased by $3.4 million, from $6.3 million to $9.7 million, and Vacation Interest cost of sales for our foreign operations increased to $4.0 million, up $0.1 million from $3.9 million in 2003. Our overall cost-off rates (defined as Vacation Interest cost of sales as a percentage of Vacation Interest revenues) for the three months ended June 30, 2004 and 2003, were 19.4% and 18.3%, respectively. The 6.0% increase in this ratio relates to the larger portion of consolidated Vacation Interest revenues represented by our domestic business, from 55.4% in the second quarter of 2003 to 61.6% of consolidated Vacation Interest revenues in the second quarter of 2004. The cost-off rate for our domestic operations increased from 20.4% in the second quarter of 2003 to 22.3% in the current year. This is attributable to selling a higher proportion of Vacation Interests in newly constructed phases at existing properties. As a percentage of foreign Vacation Interest revenues for the three months ended June 30, 2004 and 2003, foreign Vacation Interest cost of sales was 14.8% and 15.8%, respectively. Our foreign operations improved their cost-off rate as a result of lower cost inventory acquisitions and recoveries.

For the three months ended June 30, 2004, consolidated advertising, sales and marketing costs were $40.9 million compared to $30.3 million for the three months ended June 30, 2003, a 35.0% increase on 26.7% higher Vacation Interest revenues. As a percentage of Vacation Interest revenues, these costs increased to 58.2% in 2004 from 54.7% for the prior year. This increase was driven by our foreign operations, which experienced an increase in this ratio from 51.3% to 58.0% for the three months ended June 30, 2003 and 2004, respectively. The unfavorable variance at our foreign operations is attributable to additional marketing efforts employed to improve tour flow as a result of a difficult European market. Our domestic operation’s advertising, sales and marketing costs as a percentage of Vacation Interest revenues were 58.3% and 57.4%, for the three months ended June 30, 2004 and 2003, respectively.

Vacation Interest carrying costs, which consist of annual maintenance fees, reserve and special assessments on Unsold Vacation Interests, as well as the costs associated with maintaining un-annexed units (owned units not declared or registered as part of the timeshare program) increased 2.7%, or $0.1 million, to $5.6 million for the three months ended June 30, 2004 from $5.5 million for the three months ended June 30, 2003. As a percentage of Vacation Interest revenues, inventory-carrying cost was 8.0% for the second quarter 2004 compared to 9.9% for the second quarter 2003. The decrease was primarily the result of the ongoing sales of Vacation Interests and decreased Vacation Interest carrying costs in Europe, offset by additional domestic Vacation Interests carrying costs due to Vacation Interests acquired through the Epic Resorts Group acquisition.

The provision for doubtful accounts and loan losses was $2.8 million for the three months ended June 30, 2004 compared to $1.2 million for the three months ended June 30, 2003. Of these amounts, $2.6 million and $1.1 million for the second quarter of 2004 and 2003, respectively, related to mortgages and contracts receivable. The resulting allowances for mortgages and contracts receivable at June 30, 2004 and December 31, 2003 were $28.4 million and $29.4 million, respectively, representing 11.0% and 13.9%, respectively, of the gross mortgages and contracts receivable outstanding at those dates. The balance of the provision for doubtful accounts of $0.2 million and $0.1 million for the three months ended June 30, 2004 and 2003, respectively, represented provisions for estimated uncollectible amounts due from homeowners’ associations, assessments to owners for maintenance fees at certain Caribbean resorts and for other receivables. The increase in the provision for doubtful accounts and loan losses related to mortgages and contracts receivable is attributable to the higher levels of Vacation Interest revenues, as the provision is recorded as a percentage of each financed sale, as well as an increase in such percentage of each financed sale.

Loan portfolio expenses decreased 33.2% to $1.5 million for the three months ended June 30, 2004 from $2.3 million in the prior year. The decrease is attributable to significant process improvement and restructuring initiatives implemented in late 2003, including standardizing and centralizing underwriting procedures and processes, best practices in loss mitigation (including increased and timely correspondence with customers whose mortgages and contracts are perceived to be in danger of becoming delinquent) and cross training allowing us to service higher loan volumes with fewer personnel. The Company has also implemented new technology that allows us to service more loans more efficiently, and has brought in certain servicing processes formerly outsourced. In addition, the volume of prepayments of the mortgage portfolio reduced the number of loans to be serviced on a continual basis.

General and administrative expenses were $17.9 million for the second quarter of 2004 as compared to $16.3 million for the second quarter of 2003. As a percentage of total revenues, general and administrative expenses improved to 18.8% in 2004 from 20.3% in 2003. The improvement as a percentage of total revenues during the second quarter of 2004 is partially due to a $1.0 million benefit recorded as a result of a tax settlement with the State of Hawaii. We had accrued approximately $3.5 million for outstanding tax liabilities payable to the State of Hawaii for general excise taxes due in arrears. Shortly after June 30, 2004, the Company accepted the State of Hawaii’s counter-offer to settle the entire tax liability for a lump sum payment of $2.5 million. Additionally, we have reduced general and administrative expenses due to the shut down of certain Sunterra Pacific operations in December of 2003, and an overall reduction in payroll and office related expenses as the result of back office restructuring initiatives. These reductions were partially offset by a $0.5 million expense recorded during the second quarter of 2004 in connection with certain litigation. This accrual became necessary during the second quarter of 2004 due to our latest assessment of the progress of the case and related settlement discussions.

Gain on sales of assets increased to approximately $1.4 million for the second quarter of 2004 from a gain of approximately $0.1 million during the same period in 2003. The $1.4 million for 2004 represents a gain on the extinguishment of certain fulfillment obligations and the recognition of deferred revenue in conjunction with the sale of certain assets of Sunterra Pacific to VTSOA.

Depreciation and amortization expense decreased 27.2%, or $0.7 million, to $2.0 million for the second quarter of 2004 from $2.7 million for the second quarter of 2003. This decrease is attributable to a large number of domestic assets reaching full depreciation.

Interest expense for the three months ended June 30, 2004 was $4.6 million, compared to $5.7 million for the three months ended June 30, 2003. The decrease was primarily due to reduced borrowing costs, reduced amortization of deferred financing charges and the favorable interest rate on the 3 3/4% Senior Subordinated Convertible Notes due 2024, partially offset by increased average borrowing in 2004.

There were no reorganization and restructuring costs, net, in the second quarter of 2004, as the Company completed most of its reorganization activities by the end of 2002, incurring only minor amounts in 2003, and the components of the Company’s restructuring were complete by the end of 2003. The 2003 reorganization charges were primarily professional and court monitoring fees, and the restructuring charges primarily related to our “One World, One Club™” points-based program.

Income from investments in joint ventures increased 78.2% to $1.1 million for the three months ended June 30, 2004 compared to $0.6 million for the three months ended June 30, 2003. This increase related to higher sales volumes resulting from marketing programs employed in 2003 to attract travelers.

Our provision for income taxes for the three months ended June 30, 2004 was $1.1 million, compared to $1.7 million for the three months ended June 30, 2003. The reduction in income tax expense related to our foreign operations, which recorded much less taxable income in the current year than last year. The tax basis operating income of the domestic operations was offset by operating losses for prior years.

Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003:

	North America		Foreign
	Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Vacation Interest	$78,891	$55,146	$43,685	$41,080
Resort rental	8,194	7,725	784	826
Management services	9,281	11,554	5,090	3,804
Interest	12,596	12,009	1,428	1,260
Other	8,062	6,246	3,347	3,983

Total revenues	117,024	92,680	54,334	50,953

Costs and Operating Expenses:
Vacation Interest cost of sales	18,273	11,272	6,122	6,600
Advertising, sales and marketing	46,316	33,610	26,402	22,359
Vacation Interest carrying costs	8,993	7,420	2,539	2,343
Provision for doubtful accounts and loan losses	4,892	1,706	541	272
Loan portfolio	2,792	5,053	57	31
General and administrative	24,751	26,418	12,229	8,904
(Gain) loss on sales of assets	(4,502)	18	—	—
Depreciation and amortization	2,336	3,908	1,892	1,752

Interest, net of capitalized interest	9,337	11,405	1,362	249
Reorganization and restructuring, net	—	824	—	—

Total costs and operating expenses	113,188	101,634	51,144	42,510

Income from investments in joint ventures	2,178	1,407	—	—

Income (loss) before provision (benefit) for income taxes	6,014	(7,547)	3,190	8,443
Provision (benefit) for income taxes	21	(41)	816	2,433

Net income (loss)	$5,993	$(7,506)	$2,374	$6,010

We recorded total revenues of $171.4 million for the six months ended June 30, 2004, compared to $143.6 million for the six months ended June 30, 2003, an increase of $27.8 million, or 19.3%. This increase was driven primarily from our domestic operations where total revenues increased $24.3 million, or 26.3%, to $117.0 million in 2004, compared to $92.7 million for the prior year, while total revenues from foreign operations increased 6.6%, or $3.3 million, to $54.3 million for the six months ended June 30, 2004 from $51.0 million for the prior year. Excluding the effects of favorable foreign exchange rates, first half total revenues from our foreign operations decreased $2.9 million, or 5.7%, when compared to the prior year.

Consolidated Vacation Interest revenues were $122.6 million for the six months ended June 30, 2004, representing an increase of $26.4 million, or 27.4%, compared to $96.2 million for the six months ended June 30, 2003, driven by a $23.8 million, or 43.1% increase in domestic Vacation Interest revenues to $78.9 million, compared to the prior year total of $55.1 million. Our domestic improvements are the result of additional off-site sales centers, revitalized marketing collateral and tools, extensive professional sales training at some of our larger sites, the rollout of standardized sales presentations and a stable management team, as well as the continuing maturity of the vacation ownership industry and improved awareness and understanding by the purchasing public. Exclusive of $5.1 million of favorable foreign exchange rate movements, our foreign Vacation Interests revenues fell from $41.1 million for the six months ended June 30, 2003 to $38.6 million for the six months ended June 30, 2004, a decrease of 6.0%. The decrease is the result of lower tour flow, partially offset by revenues resulting from the Thurnham Leisure Group acquisition.

Resort rental revenue increased 5.0% to $9.0 million for the six months ended June 30, 2004 compared to $8.6 million for the six months ended June 30, 2003, primarily as a result of acquisitions and increased utilization of available space for internal marketing purposes (“mini-vacation” packages designed to give potential customers a sample of the vacations they could enjoy if the Vacation Interest is purchased), offset by on-going sales of Vacation Interests (which reduces the number of Vacation Interests available for rental).

Management services revenues of $14.4 million for the six months ended June 30, 2004 decreased by $1.0 million, or 6.4%, compared to $15.4 million for the six months ended June 30, 2003. The overall decrease was driven by a $2.3 million, or 19.7%, decrease in domestic management services revenues to $9.3 million for the six months ended June 30, 2004 compared to $11.6 million for the six months ended June 30, 2003. This decrease is directly linked to the loss of the management contract associated with the VTSOA sponsored program, which governs Vacation Intervals at approximately 20 resorts and the third quarter 2003 sale of management agreements on three affiliated but not owned resorts in Florida. These decreases were offset in part by management contracts for three of the Epic Resorts Group properties acquired in the fourth quarter of 2003. Foreign management services revenues of $5.1 million for the six months ended June 30, 2004 increased by $1.3 million, or 33.8%, compared to $3.8 million for the six months ended June 30, 2003 as a result of prior year acquisitions.

Interest revenues, the majority of which are generated from financing provided to purchasers and lessees of Vacation Interests in the United States and the Caribbean, increased to $14.0 million for the six months ended June 30, 2004, compared to $13.3 million in the six months ended June 30, 2003, due to the acquisition in the first quarter 2004 of a $44 million portfolio of performing mortgages backed by Vacation Interests at former Epic Resorts Group locations, offset by prepayments of existing mortgages.

Other revenues, which includes Club Sunterra fees, travel services revenue and finance commissions earned by our European subsidiaries, increased by $1.2 million, or 11.5%, to $11.4 million for the six months ended June 30, 2004, from $10.2 million for the same period in the prior year. This increase is concentrated in our domestic operations and is primarily the result of increased Club Sunterra fees earned as a result of the growth of the Club Sunterra product. Offsetting this is a decrease in our foreign operations that is a result of reduced finance commissions on lower Vacation Interest volumes, as we receive commission on referral of loans, and decreases in travel income.

Consolidated Vacation Interest cost of sales of $24.4 million for the six months ended June 30, 2004 increased $6.5 million, or 36.5%, from $17.9 million for the six months ended June 30, 2003, on 27.4% higher Vacation Interest volume. On a geographic segment basis, domestic Vacation Interest cost of sales increased by $7.0 million, from $11.3 million to $18.3 million, and Vacation Interest cost of sales for our foreign operations decreased to $6.1 million, down $0.5 million from $6.6 million in 2003. Our overall cost-off rates (defined as Vacation Interest cost of sales as a percentage of Vacation Interest revenues) for the six months ended June 30, 2004 and 2003, were 19.9% and 18.6%, respectively. The 7.0% increase in this ratio relates to the larger portion of consolidated Vacation Interest revenues represented by our domestic business, from 57.3% in 2003 to 64.4% of consolidated Vacation Interest revenues in 2004. The cost-off rate for our domestic operations increased from 20.4% in the first six months of 2003 to 23.2% in the current year. This is attributable to selling a higher proportion of Vacation Interests in newly constructed phases at existing properties. The domestic increase was partially offset by a 7.2% decrease in gross Vacation Interest cost of sales for our foreign operations. As a percentage of foreign Vacation Interest revenues for the six months ended June 30, 2004 and 2003, foreign Vacation Interest cost of sales was 14.0% and 16.1%, respectively. Our foreign operations improved their cost-off rate as a result of lower cost inventory acquisitions and recoveries.

For the six months ended June 30, 2004, consolidated advertising, sales and marketing costs were $72.7 million compared to $56.0 million for the six months ended June 30, 2003, a 29.9% increase on 27.4% higher Vacation Interest revenues. As a percentage of Vacation Interest revenues, these costs increased to 59.3% in 2004 from 58.2% for the prior year. This increase was driven by our foreign operations, which experienced an increase in this ratio from 54.4% to 60.4% for the six months ended June 30, 2003 and 2004, respectively. The unfavorable variance at our foreign operations is attributable to additional marketing efforts employed to improve tour flow as a result of a difficult European market. Our domestic operation’s advertising, sales and marketing costs as a percentage of Vacation Interest revenues were 58.7% and 60.9%, for the six months ended June 30, 2004 and 2003, respectively. The domestic improvement was due to increased use of in-house (customers staying at the resorts) tours, more effective direct marketing programs, improvements in closing efficiencies as the sales staff stabilized and the resulting increased Vacation Interest revenues for the six months ended June 30, 2004 versus the six months ended June 30, 2003, allowing the costs to be spread over the larger Vacation Interest revenue pool in 2004.

Vacation Interest carrying costs, which consist of annual maintenance fees, reserve and special assessments on Unsold Vacation Interests, as well as the costs associated with maintaining un-annexed units (owned units not declared or registered as part of the timeshare program) increased 18.1%, or $1.7 million, to $11.5 million for the six months ended June 30, 2004 from $9.8 million for the six months ended June 30, 2003. As a percentage of Vacation Interest revenues, inventory-carrying cost was 9.4% for the first six months of 2004 compared to 10.1% for the first six months of 2003. The decrease was primarily the result of the ongoing sales of Vacation Interests offset by additional domestic Vacation Interest carrying costs due to Vacation Interests acquired through the Epic Resorts Group acquisition.

The provision for doubtful accounts and loan losses was $5.4 million for the six months ended June 30, 2004 compared to $2.0 million for the six months ended June 30, 2003. Of these amounts, $4.9 million and $1.6 million for the first six months of 2004 and 2003, respectively, related to mortgages and contracts receivable. The resulting allowances for mortgages and contracts receivable at June 30, 2004 and December 31, 2003 were $28.4 million and $29.4 million, respectively, representing 11.0% and 13.9%, respectively, of the gross mortgages and contracts receivable outstanding at those dates. The balance of the provision for doubtful accounts of $0.5 million and $0.4 million for the six months ended June 30, 2004 and 2003, respectively, represented provisions for estimated uncollectible amounts due from homeowners’ associations, assessments to owners for maintenance fees at certain Caribbean resorts and for other receivables. The increase in the provision for doubtful accounts and loan losses related to mortgages and contracts receivable is attributable to the higher levels of Vacation Interest revenues, as the provision is recorded as a percentage of each financed sale, as well as an increase in such percentage of each financed sale.

Loan portfolio expenses decreased 44.0% to $2.8 million for the six months ended June 30, 2004 from $5.1 million in the prior year. The decrease is attributable to significant process improvement and restructuring initiatives implemented in late 2003, including standardizing and centralizing underwriting procedures and processes, best practices in loss mitigation (including increased and timely correspondence with customers whose mortgages and contracts are perceived to be in danger of becoming delinquent) and cross training allowing us to service higher loan volumes with fewer personnel. The Company has also implemented new technology that allows us to service more loans more efficiently, and has brought in certain servicing processes formerly outsourced. In addition, the volume of prepayments of the mortgage portfolio reduced the number of loans to be serviced on a continual basis.

General and administrative expenses increased to $37.0 million for the six months ended June 30, 2004 as compared to $35.3 million for the six months ended June 30, 2003. As a percentage of total revenues, general and administrative expenses improved to 21.6% in 2004 from 24.6% in 2003. The improvement as a percentage of total revenues during the first half of 2004 is partially due to a $1.0 million benefit recorded as a result of a tax settlement with the State of Hawaii during the second quarter of 2004. We had accrued approximately $3.5 million for outstanding tax liabilities payable to the State of Hawaii for general excise taxes due in arrears. Shortly after June 30, 2004, the Company accepted the State of Hawaii’s counter-offer to settle the entire tax liability for a lump sum payment of $2.5 million. Additionally, we have reduced general and administrative expenses due to the shut down of certain Sunterra Pacific operations in December of 2003, and an overall reduction in payroll and office related expenses as the result of back office restructuring initiatives. These reductions were partially offset by a $0.5 million expense recorded during the second quarter of 2004 in connection with certain litigation. This accrual became necessary during the second quarter of 2004 due to our latest assessment of the progress of the case and related settlement discussions.

(Gain) loss on sales of assets increased to a gain of approximately $4.5 million for the six months ended June 30, 2004 from a loss of approximately $0.02 million during the same period in 2003. The $4.5 million for 2004 represents a gain on the sale of the Island Links Resort, a gain on the sale of certain assets of Sunterra Pacific to VTSOA and a gain on the extinguishment of certain fulfillment obligations and the recognition of deferred revenue in conjunction with the sale of such assets of Sunterra Pacific to VTSOA.

Depreciation and amortization expense decreased 25.3%, or $1.5 million, to $4.2 million for the first six months of 2004 from $5.7 million for the first half of 2003. This decrease is attributable to a large number of domestic assets reaching full depreciation.

Interest expense for the six months ended June 30, 2004 was $10.7 million, compared to $11.7 million for the six months ended June 30, 2003. The decrease was primarily due to reduced borrowing costs, reduced amortization of deferred financing charges and the favorable interest rate on the 3 3/4% Senior Subordinated Convertible Notes due 2024, partially offset by increased average borrowing in 2004.

There were no reorganization and restructuring costs, net, in the first half of 2004, as the Company completed most of its reorganization activities by the end of 2002, incurring only minor amounts in 2003, and the components of the Company’s restructuring were complete by the end of 2003. The 2003 reorganization charges were primarily professional and court monitoring fees, and the restructuring charges primarily related to our “One World, One Club™” points-based program.

Income from investments in joint ventures increased 54.8% to $2.2 million for the six months ended June 30, 2004, compared to $1.4 million for the six months ended June 30, 2003. This increase related to higher sales volumes resulting from marketing programs employed in 2003 to attract travelers.

Our provision for income taxes for the six months ended June 30, 2004 was $0.8 million, compared to $2.4 million for the six months ended June 30, 2003. The reduction in income tax expense related to our foreign operations, which recorded much less taxable income in the current year than last year. The tax basis operating income of the domestic operations was offset by operating losses for prior years.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash principally from down payments on financed Vacation Interest sales and leases, cash sales of Vacation Interests, principal and interest payments on mortgages and contracts receivable and collection of Club Sunterra membership fees, resort rentals and management fees.

During the six months ended June 30, 2004, net cash provided by operating activities was $5.6 million and was primarily the result of net income of $8.4 million plus non-cash expenses totaling $17.4 million, offset by other non-cash gains of $6.7 million and cash used to fund a net increase in operating assets and liabilities of $13.3 million. The net increase in operating assets and liabilities included an increase in mortgage receivables of $11.2 million, a reduction in Unsold Vacation Interests, net, of $17.4 million and decreases in liabilities of $6.1 million, offset by an increase in cash in escrow and restricted cash of $4.8 million and net increases in other receivables totaling $8.5 million.

During the six months ended June 30, 2004, net cash used in investing activities was $47.8 million, primarily due to the purchase of the Epic Resorts Group mortgages and contracts receivable of $43.9 million from Prudential, the purchase of Thurnham Leisure Group for $3.8 million, the purchase of $10.4 million of U.S. government securities pledged under the bond indenture for the senior subordinated convertible notes and capital expenditures of $4.1 million, partially offset by proceeds of $14.2 million from the sales of assets and cash distributions from joint ventures of $0.4 million.

During the six months ended June 30, 2004, net cash provided by financing activities was $44.6 million. Payments on the Senior Finance Facility and notes payable totaled $103.0 million with an additional outlay of $3.5 million in debt issuance costs related to our senior subordinated convertible notes. These payments were funded primarily through borrowings on the Senior Finance Facility, totaling $55.5 million, and the issuance of senior subordinated convertible notes totaling $95.0 million.

We currently anticipate spending approximately $5.8 million for capital expenditures during the remainder of 2004. We plan to fund these expenditures with cash generated from operations and borrowings under the Senior Finance Facility. We believe that, with respect to our current operations, cash generated from operations and future borrowings will be sufficient to meet our working capital and capital expenditure needs through the end of 2004. If these are not sufficient, we have the ability to adjust our spending on Unsold Vacation Interests.

The allowance for mortgage and contract loan losses at June 30, 2004 was $28.4 million, or 11.0% of the gross mortgages and contracts receivable outstanding at that date. Management believes the allowance is adequate. However, if the amount of mortgages and contracts receivable that is ultimately written off materially exceeds the related allowances, our business, results of operations and financial condition could be adversely affected.

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

Complete units at various resort properties are acquired or developed in advance, and we finance a significant portion of the purchase price of Vacation Interests. Thus, we continually need funds to acquire and develop property, to carry mortgages and contracts receivable and to provide working capital. We anticipate being able to borrow against our mortgages and contracts receivable at terms favorable to us. If we are unable to borrow against or sell our mortgages receivable in the future, particularly if we suffer any significant decline in the credit quality of our mortgages and contracts receivable, our ability to acquire or develop additional resort units will be adversely affected and our profitability from sales of Vacation Interests may be reduced or eliminated.

Recent economic forecasts suggest continued high levels of prepayments. To the extent that mortgages receivable are paid prior to their contractual maturity at a rate more rapid than we have estimated, the fair value of our residual interests will be adversely impacted.

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

We established Qualifying Entities to issue fixed rate notes payable collateralized by an undivided interest in transferred mortgages receivable. We retain 100% interest in the future cash flows generated by the sold mortgages receivable portfolios in excess of the cash required by the Qualifying Entities to fully repay principal and contractual interest on their obligations. Such excess cash is principally generated by the excess of the weighted average contractual interest received on the mortgage loans over the interest rates on the Qualifying Entities’ notes. The notes contain a clean up call provision that allows the notes to be called and mortgages receivable to be transferred back to us when the remaining principal value of the notes reaches 10% of the original principal value. We currently estimate that the clean up call provisions on the 1999-A Securitization and 1999-B Securitization will be exercised by the end of calendar 2004 and by the middle of calendar 2005, respectively. Such exercises will result in the recognition of the full value of the mortgages receivable as an asset and a cash or debt requirement equal to the remaining balance of the related notes.

On July 29, 2002, we entered into the two-year, $300 million Senior Finance Facility with Merrill Lynch Mortgage Capital, Inc. The proceeds of the Senior Finance Facility were used to pay amounts payable under certain creditor agreements, provide mortgage receivable and other working capital financing to us and to pay fees and expenses related to the Senior Finance Facility. A portion of the proceeds from the initial funding drawn on the Senior Finance Facility was used to pay-off amounts outstanding under our previous senior finance facility.

In February 2004, the Senior Finance Facility was amended, raising the maximum aggregate borrowing and extending the term to February 28, 2006. The interest rate on the portion of the line secured by our eligible mortgages and contracts receivable was reduced to the one-month LIBOR rate plus 2.25%, and, for the portion of the line secured by our eligible Unsold Vacation Interests, the rate was reduced to the one-month LIBOR rate plus 4.00%. The amendment reduced the exercise price of warrants to purchase 1,190,148 shares of our common stock from $15.25 per share to $14.00 per share. Additionally, the advance rate under loans secured by eligible mortgages and contracts receivable was increased to 85% from 80%. The amendment also expanded our ability to borrow against Vacation Points and contracts receivable collateralized by Vacation Points, including both assets acquired by us as part of the purchase of certain assets of Epic Resorts Group, as well as assets associated with our new multi-site clubs. We also agreed to pay Merrill Lynch Mortgage Capital, Inc. a commission equal to 1.5% of Vacation Interest revenue on the sale of inventory acquired from Epic Resorts Group.

At June 30, 2004, the maximum capacity to borrow, amounts outstanding and remaining availability under the Senior Finance Facility were $311.9 million, $199.8 million and $112.1 million, respectively. The capacity and availability of borrowings under the Senior Finance Facility are based on the value of eligible mortgages and contracts receivable, the value of eligible Unsold Vacation Interests and the value of certain real property and other assets. The Senior Finance Facility is secured by a first priority lien on the mortgages and contracts receivable and Unsold Vacation Interests, as well as certain of our real property and other assets, subject to certain exceptions. Prior to the amendment discussed above, borrowings under the Senior Finance Facility bore interest at an annual rate equal to one month LIBOR plus 3%, 5% or 7%, depending on the amounts outstanding and on the type of asset collateralizing various advances. The weighted average interest rate of these borrowings at June 30, 2004 was 3.61% per annum. Beginning in February 2003, the Senior Finance Facility also requires us to pay an additional cash interest amount monthly when certain conditions are not met. The total amount of such cash interest payments made during the three month periods ended June 30, 2004 and 2003 were $0.0 million and $0.5 million, respectively. The total amount of such cash interest payments made during the six month periods ended June 30, 2004 and 2003 were $0.3 million and $0.7 million, respectively.

In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of the Senior Finance Facility and an anniversary fee of 1.5% due on the anniversary of the initial borrowing, we issued a warrant exercisable for 1,190,148 shares of new common stock at an exercise price of $15.25 per share (the deemed value of the shares), subject to adjustment under certain anti-dilution provisions of the warrant and will pay an unused commitment fee of 0.25% per annum on the excess availability under the Senior Finance Facility. The $8.7 million value of the warrants issued to the Senior Finance Facility lender was determined using a Black-Scholes model based on a risk free interest rate of 3.81%, expected volatility of 50% and an expected life of 5 years and, as a result of the February 2004 amendment, an additional $0.4 million was recorded to reflect the decrease in exercise price. The value of the warrants was recorded as a capitalized financing cost amortized over the term of the financing agreement. The February 2004 amendment also stipulated that facility fees equal to 0.75% of $300.0 million are due and payable on July 29, 2004 and July 29, 2005, with the latter fee being prorated through the termination date of February 28, 2006. For the three months ended June 30, 2004 and 2003, amortization of $1.8 million and $2.3 million, respectively, of debt issuance costs was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations. For the six months ended June 30, 2004 and 2003, amortization of $4.6 million and $4.5 million, respectively, of debt issuance costs was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations.

In conjunction with the July 7, 2004 acquisition of the remaining outstanding 77% partnership interests in Ka’anapali, we and Merrill Lynch Mortgage Capital, Inc. entered into a third amendment to the Senior Finance Facility. This amendment added Ka’anapali as a borrower on our Senior Finance Facility and provides for borrowings secured by Ka’anapali’s eligible mortgages receivable and eligible Unsold Vacation Interests. Upon completion of this transaction, the maximum capacity to borrow, amounts outstanding and remaining availability under the Senior Finance Facility were $333.8 million, $301.1 million and $32.7 million, respectively.

Senior subordinated convertible notes

On March 29, 2004, we issued $95.0 million in 3 3/4% Senior Subordinated Convertible Notes due 2024 (“Notes”). The Notes were issued at a price of $1,000 per Note and pay interest biannually on March 29 and September 29 of each year, beginning on September 29, 2004 at the rate of 3.75% per annum. The Notes will mature on March 29, 2024. Under the terms of the indenture, we were required to use a portion of the proceeds from the offering to purchase a portfolio of U.S. government securities that are pledged to secure the first six scheduled interest payments on the Notes. This $10.4 million is included in Prepaid expenses and other assets, net, on the accompanying balance sheet. Other than this pledge, the Notes are unsecured obligations.

The Notes are initially convertible, at the option of the holder, into shares of our common stock at a conversion rate of 62.5027 shares per $1,000 principal amount of the Notes upon the price of our common stock reaching the specified thresholds discussed below, if the Notes are called for redemption or if specified corporate transactions or significant distributions to holders of our common stock have occurred.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

We are exposed to on-balance sheet credit risk related to our mortgages and contracts receivable. We offer financing to the buyers and lessees of Vacation Interests at our resorts. We bear the risk of defaults on promissory notes delivered to us by buyers of Vacation Interests. If a buyer of a Vacation Interval defaults, we generally must foreclose on the Vacation Interval (or, in the case of Vacation Points, by exercise of a Power of Sale) and attempt to resell it. The associated marketing, selling and administrative costs from the original sale are not recovered and such costs must be incurred again to resell the Vacation Interests. Although in many cases we may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, we have generally not pursued this remedy. If a lessee of a Vacation Interval defaults, the lessee forfeits contract rights previously held to use the Vacation Interval, and we are able to re-lease the Vacation Interval without further recovery efforts.

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

Geographic Concentration

Our owned and serviced loan portfolio borrowers are geographically diversified within the United States and internationally. At June 30, 2004, borrowers residing in the United States accounted for approximately 90.8% of our loan portfolio. With the exception of Arizona and California, which represented 11.9% and 16.6%, respectively, no state or foreign country concentration accounted for in excess of 10.0% of the serviced portfolios. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well being of the borrowers.

Foreign Currency Risk

For the six months ended June 30, 2004, total revenues denominated in a currency other than U.S. dollars, primarily revenues derived from the United Kingdom, were approximately 31.7% of total revenues. Our net assets maintained in a functional currency other than U.S. dollars at June 30, 2004, primarily assets located in Western Europe, were approximately 49.9% of total net assets. The effects of changes in foreign currency exchange rates have not historically been material to our operations or net assets. At June 30, 2004, our subsidiary in the United Kingdom, whose functional currency is the British Pound Sterling, held approximately 22.7 million Euros. That subsidiary expects to utilize approximately 2.0 million Euros per month for operating purposes. To the extent they hold Euros at any point in time they are subject to gains and losses as the exchange rate between British Pounds Sterling and Euros fluctuates.

Interest Rate Risk

As of June 30, 2004, we had floating interest rate debt of approximately $199.8 million, comprised of amounts outstanding under the Senior Finance Facility. The floating interest rate on the Senior Finance Facility is based upon the prevailing LIBOR rate and interest rate changes can impact earnings and operating cash flows. A change in interest rates of one percent on the balance outstanding at June 30, 2004 would cause a change in total annual interest costs of $2.0 million.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 15, 2004, the Company held its Annual Meeting of Stockholders. The matters on which the stockholders voted, in person or by proxy, were:

i.	The election of six directors for terms expiring on the date of the 2005 Annual Stockholders Meeting;

ii.	The ratification of the appointment of Grant Thornton LLP as independent public accountants of the Company for the fiscal year ending December 31, 2004;

iii.	The amendment of the Company’s charter to increase the number of authorized shares of common stock from 30,000,000 to 75,000,000; and

iv.	The amendment of the Sunterra Corporation 2002 Stock Option Plan to increase the number of shares reserved for issuance under the plan from 2,012,821 to 3,000,000.

The six nominees for director were elected, the ratification of the appointment of the independent public accountants was approved, the amendment of the Company’s charter to increase the number of authorized shares was approved, and the amendment to the Sunterra Corporation 2002 Stock Option Plan to increase the number of shares reserved was also approved, all by a majority of the stockholders. The results of the voting were as follows:

Election of Directors:

Director Nominee	Votes For	Votes Withheld
Nicholas J. Benson	17,688,714	39,902
Olof S. Nelson	17,675,614	53,002
James A. Weissenborn	17,209,310	519,306
David Gubbay	17,676,314	52,302
James H. Dickerson, Jr.	17,688,713	39,903
Charles F. Willes	17,676,313	52,303

Ratification of the Appointment of the Independent Public Accountants:

Votes For	Votes Against	Abstain
17,674,436	34,760	19,420

Amendment of the Company’s Charter to Increase the Number of Authorized Shares:

Votes For	Votes Against	Abstain
15,310,998	2,398,086	19,532

Amendment to the Sunterra Corporation 2002 Stock Option Plan to Increase the Number of Shares Reserved:

Votes For	Votes Against	Abstain
10,864,226	2,130,969	19,588

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

The following exhibits are filed herewith or, where so indicated, incorporated by reference to the documents indicated in parentheses, which have been previously filed with the Securities and Exchange Commission.

No.	Description
3.1	Articles of Amendment and Restatement of Sunterra Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

3.2	Amended and Restated Bylaws of Sunterra Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.1	Third Amended and Restated Joint Plan of Reorganization, dated May 9, 2002, of Sunterra Corporation and its debtor affiliates under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (date of event: May 9, 2002))

10.2	Confirmation Order, dated June 20, 2002, of the Bankruptcy Court (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed June 28, 2002)

10.3	Loan Agreement, dated as of July 29, 2002, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) as amended by Amendment No. 1 dated as of December 20, 2002 and further amended by Amendment No. 2 dated February 13, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) and further amended by Amendment No. 3 dated July 7, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.4	Amendment No. 2, dated February 13, 2004, to Loan Agreement dated July 29, 2002, as amended by Amendment No. 1 dated December 20, 2002, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.5	Amendment No. 3, dated July 7, 2004, to Loan Agreement dated July 29, 2002, as amended by Amendment No. 1 dated December 20, 2002, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries and Amendment No. 2, dated February 13, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries

10.6	Warrant Agreement, dated as of July 29, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) as amended by Amendment No. 1 dated February 13, 2004 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003), by and between Sunterra Corporation and Merrill Lynch Mortgage Capital, Inc.

10.7	Amendment No. 1, dated February 13, 2004, to Warrant Agreement dated as of July 29, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) by and between Sunterra Corporation and Merrill Lynch Mortgage Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.8	Sunterra Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.9	Warrant Agreement, dated as of July 29, 2002, by and between Sunterra Corporation and Mellon Investor Services, LLC, as warrant agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.10	Registration Rights Agreement, dated as of July 29, 2002, by and among Sunterra Corporation, Merrill Lynch Mortgage Capital, Inc. and certain initial holders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002))

10.11	Indenture dated as of March 29, 2004 between Sunterra Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2004)

10.12	Registration Rights Agreement dated as of March 29, 2004 between Sunterra Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CRT Capital Group (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2004)

10.13	Pledge Agreement dated as of March 29, 2004 by and among Sunterra Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2004)

10.14	Amended and Restated Employment Agreement dated as of November 19, 2001 between Sunterra Corporation and Nicholas Benson (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (date of event: January 25, 2002))

10.15	Employment Agreement dated as of September 9, 2002 between Sunterra Corporation and Steven E. West (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002)

10.16	Employment Agreement dated as of May 21, 2001 between Sunterra Corporation and Andrew Gennuso (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed June 28, 2002)

10.17	Employment Agreement dated as January 24, 2003 between Sunterra Corporation and Frederick C. Bauman (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2004)

10.18	Employment Agreement dated as January 1, 1998 between Sunterra Corporation and Geoff Bruce (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2004)

10.19	Employment Agreement dated as February 23, 2004 between Sunterra Corporation and David R. Harris (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2004)

+31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

b.	Reports on Form 8-K

We filed the following Current Reports on Form 8-K with the SEC during the quarter ended June 30, 2004:

•	Current Report on Form 8-K filed with the SEC on May 7, 2004, regarding the issuance of a press release announcing the Company’s operating results for the quarter ended March 31, 2004.

•	Current Report on Form 8-K filed with the SEC on June 4, 2004, regarding the issuance of a press release announcing the Company’s agreement to acquire the remaining partnership interests in West Maui Resort Partners, L.P., which owns and operates the Embassy Vacation Resort Ka’anapali.

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

Dated: August 11, 2004