Form 10-KT
period 2004-09-30
SUNTERRA CORP
filed 2004-12-17
CIK 1016577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2004 to September 30, 2004

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

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☒    NO  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004 was $235.3 million, based upon the reported last sale prices of such equity on that date.

Number of shares of the registrant’s common stock outstanding at December 7, 2004: 18,898,362

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s fiscal 2005 annual meeting of stockholders.

SUNTERRA CORPORATION

TRANSITION REPORT ON FORM 10-K

For the Nine Months Ended September 30, 2004

Forward-Looking Statements

This Transition Report on Form 10-K (“Form 10-KT”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including in particular statements about our plans, objectives, expectations and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify these statements by forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are contained herein under “Business-Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made.

References to “Predecessor” refer to the Company through July 31, 2002. References to “Successor” refer to the Company on and after August 1, 2002.

PART I

ITEM 1. BUSINESS

Unless the context otherwise requires, throughout this report the words “Sunterra,” “we,” “us,” and “our” refer to Sunterra Corporation, a Maryland corporation, and its subsidiaries. “Sunterra®,” “Club Sunterra®,” “SunOptions®,” and “Sunterra Escapes®” are trademarks of Sunterra.

History of Sunterra

We were incorporated in May 1996 as KGK Resorts, Inc., and in June 1996 changed our corporate name to Signature Resorts, Inc. At the time of our August 1996 initial public offering, we owned nine vacation ownership resorts in Hawaii, Florida, South Carolina, Missouri, California and in the Caribbean, and generated $75.0 million in annual vacation ownership sales. In the following three years, the Company grew rapidly through a series of acquisitions, reaching eighty-nine resorts around the globe and generating $423.0 million of vacation ownership sales in fiscal 1999. We became known as Sunterra Corporation in the second quarter of 1998.

In May 2000, we and certain of our wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In July 2002, we emerged from Chapter 11 proceedings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization” for a further description of the nature and results of our reorganization.

Change in Fiscal Year End

Effective October 1, 2004, we changed our fiscal year end for financial reporting purposes from a calendar year end to the 12-month period commencing October 1 and ending September 30.

Financial Information About Industry and Geographic Segments

All of our operations are contained within and are in support of a single industry segment—the vacation ownership industry. Geographic segment information is presented in Note 12 to our consolidated financial statements included in this report.

Description of Our Business

Sunterra has grown to become one of the world’s largest vacation ownership companies, as measured by the number of individual resort locations and owner families. At September 30, 2004 we had over 300,000 owner families vacationing at 92 resorts in 12 countries located in North America, Europe and the Caribbean.

Our operations consist of:

•	acquiring, developing and operating vacation ownership resorts;

•	marketing and selling vacation ownership interests to the public at our resort locations and off-site sales centers by:

•	selling vacation points which may be redeemed for occupancy rights for varying lengths of stay at participating resort locations, which we refer to as “Vacation Points;”

•	selling vacation ownership interests that entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity, which we refer to as “Vacation Intervals” and together with Vacation Points, “Vacation Interests,” and

•	leasing Vacation Intervals and selling Vacation Points at certain Caribbean locations;

•	providing consumer financing to individual purchasers of Vacation Interests;

•	providing collection services and resort rental, management and maintenance services for which we receive fees paid by the resorts’ homeowners associations; and

•	operating our membership and exchange programs.

Marketing of Vacation Interests

We market and sell Vacation Interests in two distinct forms: Vacation Points and Vacation Intervals, which are described below under the caption “The Vacation Ownership Industry.” We ceased originations of new leases of Vacation Interests during March 2004.

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

Receivables Financing

Predominantly in North America and the Caribbean, we provide consumer financing to consumers exclusively for the purchase and lease of Vacation Interests. We benefit by retaining the positive cash flow spread that results from the difference between our borrowing rate on mortgage and contract receivables, which averaged approximately 4.1% per annum at September 30, 2004 and the rate charged to our owner families, which averaged 14.2% per annum as of the same date. This financing generally is made available to consumers who make a down payment within established credit guidelines, bears interest at fixed rates and is collateralized by the underlying Vacation Interest. Our European subsidiary generally originates the mortgages receivable for a third party financial institution and receives a commission based upon the principal amount of eligible consumer loans on a non-recourse basis. At September 30, 2004, our European subsidiary had approximately $8.4 million in gross mortgages receivable (on balance sheet).

During the nine months ended September 30, 2004, approximately 18.0% of North American Vacation Interest revenue required no financing by us. Of the remaining 82.0%, we financed approximately 69.0% and the remaining 31.0% down payment was either paid for in cash or by applying existing equity from another Vacation Interest. As of September 30, 2004, our on-balance sheet mortgages and contracts receivable portfolio included approximately 40,100 active loans and contracts with gross amounts outstanding totaling approximately $295.8 million, with a stated maturity typically of seven to ten years. Mortgages and contracts receivable in excess of 60 days past due as of such date were 3.2% as a percentage of gross mortgages and contracts receivable principal. Our allowance for loan and contract losses was 8.7% as a percentage of gross mortgages and contracts receivable at September 30, 2004.

Given the percentage of purchases that are financed, the availability of financing is essential to provide liquidity to generate ongoing sales of Vacation Interests. For the past few years, we used our senior finance facility to finance our mortgages and contracts receivable. On September 30, 2004, we completed a $151.7 million private offering and sale of vacation ownership receivable-backed notes collateralized by $171.4 million (including $17.0 million in aggregate principal of vacation ownership receivables sold during the ninety day period commencing September 30, 2004) in aggregate principal of vacation ownership receivables in an on-balance sheet securitization. Prior to 2001, we monetized our mortgages receivable through the use of an off-balance sheet conduit that securitized mortgage receivables and, in turn, sold them in the mortgage-backed securities market. We also used on-balance sheet secured financing, whole mortgages receivable sales and other financing vehicles. As of September 30, 2004, we serviced approximately 20,300 loans with an outstanding balance of approximately $126.1 million relating to the conduit, securitizations and other facilities not included on our balance sheet.

Management Services

We provide resort rental, management, maintenance and collection services for which we receive fees paid by the resorts’ homeowners associations. Under such arrangements, we typically have primary responsibility for all activities necessary for the day-to-day operations of the managed resort properties, including administrative services, procurement of inventory and supplies and promotion and marketing. Such management agreements typically provide that we are paid a monthly management fee equal to a percentage of monthly maintenance fees and a reservation and accounting fee at certain resorts. The management agreements are usually for a three-year period and are automatically renewed, unless either party gives prior notice of non-renewal.

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

We have contracts with homeowners associations at fifty-three of our resorts and contracts to manage four non-Sunterra resorts to provide resort rental, management, maintenance and collection services. Included in the above are two resorts located in St. Maarten, Netherlands Antilles where we serve in the capacity of the homeowners’ association as well.

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

According to Resort Timesharing in the United States, a study of timeshare developers and owners by Ragatz Associates, the U.S. vacation ownership industry reached sales levels of $5.5 billion in 2002. The U.S. vacation ownership community was comprised of approximately 1,600 resorts and 132,000 timeshare units at the start of 2003, and an estimated 3.0 million households owned 4.9 million timeshare weeks or their equivalent. Ragatz Associates also prepared a study on the global vacation ownership industry, Resort Timesharing

Worldwide that reflected global sales of $9.4 billion in 2002 and just over 5,400 vacation ownership resorts in over 100 countries around the globe. The global study noted 6.7 million households owned almost 11 million timeshare weeks. According to the Ragatz study the market penetration rate of households with incomes of $100,000 or more was 7.3%.

The study also noted that timeshare owners report using over 92% of the time available. The Ragatz study reported that the top 20–25 vacation ownership companies (representing 75%–80% of the total U.S. sales) showed 17% sales volume growth in 2002.

Vacation Points Ownership

In general, under a points-based vacation ownership system, owners, who are more commonly referred to as “members,” purchase points which act as an annual currency exchangeable for occupancy rights at participating resorts. We currently operate two separate points-based vacation ownership systems: our United States “Club Sunterra” program, with approximately 55,000 members and 57 resort locations in North America, Hawaii and the Caribbean and Club Sunterra Europe (formerly known as Grand Vacation Club), with approximately 47,000 members and 35 resort locations in the United Kingdom, Portugal, Spain, the Canary Islands, Germany, France, Austria and Italy. The former Club Sunterra Vacations II (formerly known as Epic Vacation Club) was merged with Club Sunterra in the quarter ended September 30, 2004, and as such, the resort and membership statistics are included in the Club Sunterra figures above. Under our agreement with the VTS Owners Association, which ended on December 31, 2003, historically we operated Sunterra Pacific’s “VTS” program, which had approximately 31,400 members and 23 resort locations in the United States, Canada and Mexico at that date, including three that are also included in Club Sunterra. These resorts remain affiliated with Club Sunterra after the termination of the operating agreement with the VTS Owners Association.

Our Club Sunterra internal exchange system has operated as an exchange program allowing our current members that have a home resort and a deeded, fee-simple interest in a particular unit or units at that home resort with an ability to exchange use-nights with any other resort within the Club Sunterra system. Club Sunterra members assign their occupancy rights to their deeded Vacation Interval to Club Sunterra and then spend their points to acquire occupancy rights to a Vacation Interval that is available through Club Sunterra. Members in our new, multi-site club that is now implemented in North America, do not hold deeded fee simple interests, but rather own beneficial interests in a trust, which holds legal title to the deeded fee simple interests. Club Sunterra Europe (formerly known as the Grand Vacation Club program) members also do not hold deeded fee simple interests, but rather have membership in a limited liability company, Club Sunterra Limited, plus a right to use the accommodations that are part of the Club Sunterra Europe. Club Sunterra Vacations II was also a right-to-use club, so its members similarly did not hold deeded interests. All members, irrespective of ownership of Vacation Points or Vacation Intervals, are permitted to exchange through Club Sunterra.

The advantages of a points-based vacation ownership system relate to the flexibility given to members with respect to the use of their Vacation Points versus the use of a traditional Vacation Interval. In traditional Vacation Interval ownership, owners can either use their Vacation Interval for a one-week stay in a specific unit size at a specific resort or can attempt to exchange their weeks through an external exchange organization, such as Interval International, Inc. (“II”) or Resort Condominium International, LLC (“RCI”) for which an exchange fee is charged by the exchange company. Because Vacation Points function as currency under a points-based vacation ownership system, owners, subject to availability and other factors, have flexibility in choosing the location, season, duration and unit size of their Vacation Interest, based on their annual Vacation Points allocations. In a points-based vacation ownership system, owners can redeem their points for a stay in any one of the resorts included in the club without having to exchange through an external exchange company and without having to pay any exchange fees. Moreover, under our Club Sunterra system, members are also able to effect exchanges through an external exchange program for vacation stays at resorts outside the Club Sunterra resort network if they desire, as the annual Club Sunterra membership fee usually includes annual membership in one of the external exchange programs discussed previously.

To consolidate our exchange company alliances, during 2002 Sunterra entered into an exclusive external exchange affiliation agreement with II. This agreement replaced Sunterra’s previous agreements with RCI to provide exchange services for its Sunterra owners.

A significant component of our business plan is our “One World, One Club” initiative to offer a single headline product to the consumers throughout the world. This project is intended to result in the integration of our various regional points-based vacation products into a single global membership program. This initiative is being implemented through our multi-site clubs. Sales for the first of our multi-site clubs began in Williamsburg, Virginia on March 1, 2004 and as of September 30, 2004 all of the other North American resorts with the exception of California and Hawaii had fully converted to the sale of this product. When completed, management believes that the full One World, One Club initiative will provide the membership with significant flexibility and enhance its attractiveness to the consumer, and will also result in numerous operational efficiencies being gained by the business.

Vacation Interval Ownership

The purchase of a Vacation Interval typically entitles the buyer to use a fully furnished vacation residence, generally for a one-week period each year, or in alternative years, usually in perpetuity. Typically, the buyer acquires an ownership interest in one or more vacation residences or the entire resort, which is generally held in fee simple interest. As of September 30, 2004, Vacation Interval Ownership is marketed primarily in only California and Hawaii.

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

Each Vacation Interval owner is required to pay the homeowners association a share of the overall cost of maintaining the property. These assessments, which generally range from $300 to $1,100 per Vacation Interval per year, consist of an annual maintenance fee plus applicable real estate taxes, funding of replacement reserves and, when needed, special assessments. If the owner does not pay such charges, the owner’s use rights may be suspended and the homeowners association may foreclose on the owner’s Vacation Interval, subject to the rights of the mortgagee.

Seasonality

Historically, our fiscal quarter ended September 30 has produced the strongest operating results because this period coincides with the typical summer seasonality of the vacation ownership industry and the greater number of families vacationing. Our fiscal quarter ended March 31 has historically produced the weakest operating results primarily due to the effects of reduced leisure travel.

Competition

All of our vacation ownership and vacation ownership related products face competition for prospects, sales leads and personnel from established, highly visible operators, as well as a fragmented array of smaller operators and owners. In developing, marketing and selling Vacation Interests, we compete against the vacation ownership divisions of several established and respected hospitality companies. These include Marriott (which operates Marriott Vacation Club, the Ritz-Carlton Club, Horizons by Marriott and Marriott Grand Residence Club), Cendant (which operates Fairfield Resorts, Equivest and Trendwest Resorts), Hilton (Hilton Grand Vacations), Starwood (Starwood Vacation Ownership), and Disney (Disney Vacation Club). In addition, in certain markets we also compete with many established companies focused primarily on vacation ownership, and it is possible that other potential competitors may develop properties near our current resorts and compete with us in the future. The majority of the remaining worldwide vacation ownership resorts are owned and operated by smaller, regional companies. We believe that the vacation ownership industry will continue to consolidate in the future.

In providing consumer financing to individual purchasers of Vacation Interests, we compete with numerous channels of financial institutions, including mortgage companies, credit card issuers and other providers of direct-to-consumer financing. These services permit purchasers to utilize a home equity line of credit, mortgage, lower rate credit card or other instrument to finance their purchase. We believe that we provide a convenient and competitive financing package to customers.

Our resort rental management and maintenance services face competition from established real estate entities, as well as similar operations in the companies noted above.

Insurance

We generally carry commercial general liability insurance and, with respect to resort locations that we manage and for corporate offices, a manuscript all-risk property insurance policy with fire, flood, windstorm and earthquake coverage as well as additional coverage for business interruption arising from insured perils. We believe that the insurance policy specifications, insured limits and deductibles are similar to those carried by other resort hotel operators and we believe them to be adequate. There are certain types of losses, such as losses arising from acts of war or terrorism that are not generally insured because they are either uninsurable or not economically insurable.

Intellectual Property

We own and control a number of trade secrets, trademarks, trade names, copyrights and other intellectual property rights, including, but not limited to, the “Sunterra®,” “Club Sunterra®,” “SunOptions®,” and “Sunterra Escapes®” registered trademarks, which in the aggregate, are of material importance to our business. We are licensed to use technology and other intellectual property rights owned and controlled by others, and we license other companies to use technology and other intellectual property rights owned and controlled by us.

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

Last year federal legislation amended the Telemarketing Sales Rule, regulated by the Federal Trade Commission, to include provisions for a nationwide telemarketing do-not-call registry. Generally, telemarketers are prohibited from calling anyone on that registry. Telemarketers must pay a fee to access the registry, and are required to do so on a quarterly basis. Enforcement of the federal do-not-call provisions began in the fall of 2003, and the rule provides for fines of up to $11,000 per violation.

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

The marketing and sales of Sunterra Europe’s Club Sunterra Europe points-based vacation ownership system and our other operations are subject to national and European regulation and legislation. Within the European Community (which includes all the countries in which we conduct our operations), the European Timeshare Directive of 1994 (the “Directive”) regulates vacation ownership activities. The terms of the Directive require us to issue a disclosure statement providing specific information about our resorts, require a 10-day rescission period and prohibit the acceptance of payments prior to the expiration of that rescission period. Member states are permitted to introduce legislation that is more protective of the consumer when implementing the Directive. Most of our purchasers are residents of the United Kingdom, where the Directive has been implemented by way of an amendment to the Timeshare Act 1992. In the United Kingdom, a 14-day rescission period is mandatory. There are other United Kingdom laws which are applicable to us, including the Consumer Credit Act 1974, the Unfair Terms in Consumer Contracts Regulations 1994 and the Package Travel, Package Holidays and Package Tours Regulations 1992 and various amending legislation. The Timeshare Act 1992 may have an extra-territorial effect in that United Kingdom resident purchasers buying timeshare interests where the accommodation is situated in other European Economic Area States may rely upon it. All the countries in which we operate have consumer and other laws that regulate our activities in those countries.

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

Employees

As of September 30, 2004, we had approximately 5,000 full and part-time employees. None of our employees are represented by a labor union except for 47 employees in Europe, 128 employees in St. Maarten and 273 employees in Hawaii. We are not aware of any union organizational efforts with respect to our employees at any other locations.

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

We are subject to intense industry competition

The vacation ownership industry is highly competitive. Among the many issues affecting all companies in this industry include competition from a broad range of lodging, hospitality and entertainment companies, changes in consumer behavior and the cost, ease and attractiveness of domestic and international travel as well as seasonality.

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

Unfavorable general economic and industry conditions may affect our business and could decrease the demand for vacation ownership units, impair our ability to collect our mortgages and contracts receivable and increase our costs

Our business has been adversely affected in recent years by unfavorable general economic and industry conditions, including the effects of weak domestic and world economies, rising unemployment and job insecurity, increased terrorist threats and security in the United States, instability in the airline industry and geopolitical conflict in the Middle East, North Korea and other areas. Any additional downturn in economic conditions or any price increases related to the travel and tourism industry, such as higher airfares or increased gasoline prices, could depress discretionary consumer spending and have a material adverse effect on our business. Any such economic conditions, including recession, may also adversely affect the future availability of attractive financing rates for us or for our customers and may materially adversely affect our business. Furthermore, changes in general economic conditions may adversely affect our ability to collect our loans to Vacation Interest buyers. Because our operations are conducted solely within the vacation ownership industry, any adverse changes affecting the industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and vacation patterns, changes in governmental regulation of the industry, increases in construction costs or taxes and negative publicity for the industry, could have a material adverse effect on our business.

We will continue to be subject to extensive government regulation, which may result in additional costs

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

Last year federal legislation amended the Telemarketing Sales Rule, regulated by the Federal Trade Commission, to include provisions for a nationwide telemarketing do-not-call registry. Generally, we are prohibited from calling anyone on that registry. We are required to pay a fee to access the registry on a quarterly basis as required by the rules. Enforcement of the federal do-not-call provisions began in the fall of 2003, and the rule provides for fines of up to $11,000 per violation. This legislation may restrict our ability to market effectively our services to new customers. Furthermore, compliance with the new legislation may prove difficult and we may incur penalties under this legislation for conducting our marketing activities.

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

Our ability to succeed will be dependent upon our ability to continue to successfully implement our business plan, as to which no assurance can be given

Our ability to execute our business plan must be considered in light of the inherent risks, expenses and difficulties typically encountered by companies, particularly companies with new and evolving business models. Such unique difficulties include obtaining widespread consumer acceptance for our system wide points-based vacation system, and the potential development of comparable vacation ownership products by competitors.

We may not successfully integrate our acquisitions

Our growth strategy may continue to include acquisitions. Our ability to successfully integrate acquisitions will depend on a number of factors, including our ability to market and sell Vacation Interests at the acquired resorts, our ability to manage acquired resorts in a manner that results in customer satisfaction and our ability to integrate vacation club operations with Club Sunterra, as well as the need to achieve other back office efficiencies. There is no assurance that we will be successful with respect to any of these factors. During the start-up phase of sales at a newly acquired resort we could experience lower operating margins at that resort until its sales operation matures. The lower margins could negatively impact our cash flow. We cannot provide assurance that we will maintain or improve our operating margins at newly acquired resorts or that they will not reduce our overall operating margins.

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

Losses from hurricanes and earthquakes in excess of insured limits, as well as uninsured losses, could be significant

Some of our resorts are located in areas that are subject to hurricanes and tropical storms. We have suffered damages from hurricanes and tropical storms in the past (including the hurricanes which affected Florida in 2004), and we may suffer damage from them in the future. Additionally, resorts may be subject to damage resulting from earthquakes and other natural disasters. We carry commercial liability insurance and all-risk property insurance with coverage for fires, floods, windstorms and earthquakes with additional coverage for business interruption arising from insured perils for resort locations that we manage and our corporate offices. However, there are certain types of losses, such as losses arising from acts of war, civil unrest and terrorism that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our capital invested in a resort, as well as the anticipated future revenues from the resort, and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on our business, properties or operations.

Changes in interest rates may increase our borrowing costs and otherwise adversely affect our business

The interest rates applicable to borrowings under our senior finance facility are subject to change based on fluctuations in short-term interest rates. If these rates increase, our interest expense would increase and our results of operations would be adversely affected. Our business and our strategies for future growth are dependent on our ability to obtain additional debt financing to fund our operations and to access the securitization markets to expand our portfolio of mortgages and contracts receivable. Increases in interest rates, changes in the financial markets and other factors could increase our borrowing costs, prevent us from accessing the securitization markets and otherwise reduce our ability to obtain the funds required for our future operations. Our business and results of operations are also dependent on the ability of our customers to finance their purchase of Vacation Interests. Limitations on the availability of financing to our customers or increases in the cost of such financing could reduce our sales of Vacation Interests and adversely affect our operations.

Fluctuations in foreign currency exchange rates may affect our reported results of operations

We receive a significant portion of our revenues from our European resorts, the operations of which are primarily conducted in euros and British pounds. Because our financial results are reported in U.S. dollars, fluctuations in the value of the euro and British pound against the U.S. dollar have had and will continue to have an effect on our reported financial results. A decline in the value of the euro or British pound against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of the euro or British pound will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods.

An increase in the delinquency rate of our portfolio of mortgages and contracts receivable could adversely affect our financial condition and results of operations

We provide financing to consumers for the purchase and lease of Vacation Interests in North America and the Caribbean. We benefit by retaining a positive cash flow spread that results from the difference between our borrowing rate and the rate charged to our owner families. As of September 30, 2004, our mortgages and contracts receivable portfolio included approximately 40,100 active loans and contracts totaling approximately $295.8 million in outstanding principal. In Europe, we generally originate mortgages receivable for a third party financial institution and receive a commission based on the principal amount of eligible consumer loans we originate.

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

We derive a portion of our revenues through contracts to manage affiliated resorts and the expiration or termination of these management contracts could adversely affect our results of operations

We are a party to management contracts under which we receive fees for providing management services to certain affiliated resorts. During the nine months ended September 30, 2004, we earned management fees of $15.4 million, representing approximately 5.4% of our total consolidated revenues for this period. Our management contracts generally have three-year terms, except in Europe where the contracts generally run for the life of the association, and provide for early termination rights in certain circumstances. If we fail to renew a significant number of our management contracts or the contracts are otherwise terminated, we will no longer be entitled to receive management fees under these contracts and our results of operations could be adversely affected.

We may be unable to attract, retain and motivate necessary management and other skilled personnel, which could have a material adverse impact on our operations

We will face intense competition for and may not be able to attract, motivate and retain personnel with the skills and experience needed to successfully manage our business and operations and successfully implement our business plan. Our inability to attract, hire or retain the necessary executive, sales, finance, technical, marketing, information systems and other personnel, or the loss of the services of any member of our senior management team, could have a material adverse effect on our business, financial condition or results of operations.

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

Our continued liquidity depends on our ability to borrow against our notes receivable and inventory

In North America, we offer financing of up to 90% of the purchase price to purchasers of Vacation Interests. During the nine months ended September 30, 2004, approximately 18.0% of North American Vacation Interests revenue required no financing by us. Of the remaining 82.0%, we financed approximately 69.0% and the remaining 31.0% down payment was either paid for in cash or by applying existing equity from another Vacation Interest. However, we incur selling, marketing and administrative cash expenditures prior to and concurrent with the sale. Accordingly, our ability to borrow against the notes receivable we receive from our customers is a critical factor in our continued liquidity. As of September 30, 2004, our borrowings secured by mortgages and contracts receivable under our senior finance facility were $80.2 million and the borrowings secured by Vacation Interests were $82.7 million. If this facility was to terminate or expire and we were unable to replace it with a comparable facility, our liquidity and cash flow would be materially and adversely affected.

We may not be able to continue to access the securitization markets or otherwise raise additional capital in the future and our inability to do so could have an adverse effect on our business

Prior to our bankruptcy, we securitized a substantial portion of the mortgages and contracts receivable we generated by financing the purchase of Vacation Interests by our customers. On September 30, 2004 we completed a $151.7 million private offering and sale of vacation ownership receivable-backed notes collateralized by $171.4 million (including $17.0 million in aggregate principal of vacation ownership receivables sold during the ninety day period commencing September 30, 2004) in aggregate principal of vacation ownership receivables in an on-balance sheet securitization. However, there can be no assurance regarding our ability to continue to do so in the future. If we are unable to access the securitization markets in the future, we may be required to obtain additional debt or equity financing to finance our operations. We cannot ensure that this additional financing will be available or, if it is available, that it can be obtained on terms and conditions we will deem acceptable. Any additional financing derived from the sale of equity securities, including convertible debt securities, may result in significant dilution to our stockholders.

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

Future public sales of our shares could adversely affect our stock price

Future sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. The issuance of shares of our common stock under our Plan of Reorganization was exempt from the registration requirements of the federal and state securities laws. Persons who are not our affiliates and who acquired shares pursuant to our Plan of Reorganization may trade those shares. Our affiliates who acquired shares of our common stock pursuant to our Plan of Reorganization may sell those shares in the public market subject to applicable volume and other limitations imposed under the federal securities laws or pursuant to a registration statement registering such shares for resale to the public. A total of 18,898,362 shares of common stock have been issued to date pursuant to our Plan of Reorganization. Pursuant to our Plan of Reorganization, the remaining 1,101,638 shares of common stock will be issued at the settlement of certain claims, the expected date of which is uncertain at this time. Resale of these shares, or the perception that resale could occur, could cause the market price of our common stock to decrease significantly.

Future issuances of our shares could adversely affect our stock price

Future issuances of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. The issuance of shares of our common stock as a result of the conversion of the Senior Subordinated Convertible Notes issued on March 29, 2004 as well as the stock options and warrants outstanding may significantly increase the total number of shares outstanding. Resale of these shares, or the perception that resale could occur, could cause the market price of our common stock to decrease significantly.

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

Available Information

We file reports with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. The general public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street NW, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This site is located at www.sec.gov.

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

ITEM 2. PROPERTIES

Our principal executive office is located in approximately 67,000 square feet of leased space in North Las Vegas, Nevada. This location also holds our consumer finance and property management operations as well as the majority of our North American administrative, marketing, legal, construction management, accounting, finance and support operations. Similar functions for Sunterra Europe, our European subsidiary, are housed in approximately 40,000 square feet of leased space in Lancaster, England. We also lease a number of smaller offices in Arizona, California, Florida and Virginia, and have short-term lease agreements for multiple off-premises contact booths and sales centers at various locations. We own a 9,000 square foot building in Sedona, Arizona, where administrative functions relating to our Sedona resorts were previously housed. This property is currently under contract to be sold.

As of September 30, 2004, resorts with which Club Sunterra holds an affiliation agreement totaled 92 resorts; 57 of which are located in the United States, Canada, the Caribbean and Mexico, and 35 of which are located in Europe. The following table shows the number of resorts with which Club Sunterra holds an affiliation agreement as of September 30, 2004, by state and country of their location:

State	Number of Locations	Country/Region	Number of Locations
Arizona	8	Austria	1
California	4	Canada	1
Colorado	1	France	4
Florida	8	Germany	1
Hawaii	11	Italy	1
Idaho	1	Mexico	2
Massachusetts	1	Netherlands Antilles	2
Missouri	1	Portugal	1
Nevada	3	Spain	17
New Mexico	1	Balearic Islands	5
Oregon	2	Canary Islands	8
South Carolina	3	Costa del Sol	4
Tennessee	4	United Kingdom	10
Texas	1	England	9
Virginia	2	Scotland	1
Washington	1

All of the units in our resorts are fully furnished and generally include telephones, televisions, VCRs and stereos, and all but the studio units feature full kitchens. Most of the units contain a washer, dryer and microwave, and many units also include a private deck.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we are subject to various legal claims and actions. In the opinion of management, taking into account the effect of the Plan of Reorganization, any liability arising from or relating to these claims, or other claims under the Plan of Reorganization, should not materially and adversely affect us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization” for a further description of the nature and results of our reorganization, and Note 16 to the accompanying consolidated financial statements for a general description of our commitments and contingencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2004, no matter was submitted to a vote of our security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT:

Our executive officers consist of the following individuals:

Nicholas J. Benson (age 43) has served as President and Chief Executive Officer of Sunterra since November 2001. Mr. Benson was the Chief Executive Officer of Sunterra Europe from January 2000 until assuming his current position. He served as the Chief Operating Officer of Sunterra Europe from June 1997 until January 2000. Prior to joining Sunterra, Mr. Benson was a solicitor with the London law firm Rowe & Maw, where he specialized in aviation and leisure industry law. Prior to joining Rowe & Maw, Mr. Benson served as a British Army officer for ten years.

Steven E. West (age 43) has served as Senior Vice President and Chief Financial Officer since September 2002. Prior to joining Sunterra, Mr. West was the Vice President of Finance for Coast Asset Management from 2000 to August 2002, where he was responsible for obtaining financing for a variety of business units as well as managing accounting and administrative operations and investor reporting for the company’s structured finance business and its municipal tax lien investment funds. From 1993 to 2000, Mr. West was the First Vice President of Corporate Finance for IndyMac Bank, Federal Savings Bank.

Andrew Gennuso (age 50) has served as Senior Vice President of Sunterra and President of Resort Marketing International, Inc. (a subsidiary of Sunterra) and Chief Executive Officer, Sunterra-USA division, since October 2002. From May 2001 until October 2002, Mr. Gennuso served as our Senior Vice President and Chief Operating Officer. Previously, Mr. Gennuso served as Sunterra’s Regional Vice President of sales and marketing for the Western/Pacific Region. Prior to joining Sunterra, Mr. Gennuso served as Vice President of sales and marketing for Hilton Grand Vacation Club in Las Vegas, Nevada from 1995 to 1997.

David R. Harris (age 40) joined Sunterra in February 2004 as Managing Director of Sunterra Europe Group Holdings plc, our European subsidiary. From December 2000 to December 2003, Mr. Harris was employed by MyTravel plc, a London Stock Exchange listed tour operator, where he had a number of positions, including managing director of their retail division and managing director of distribution. Prior to December 2000, Mr. Harris was managing director of United Cinemas International (UK & Ireland) Ltd.

Geoff Bruce (age 46) has been with Sunterra Europe for the past nine years. Initially serving as Financial Controller, Mr. Bruce became Finance Director of Sunterra Europe in 1996. Mr. Bruce is a chartered accountant in the United Kingdom.

Frederick C. Bauman (age 52) joined Sunterra in 2003 as Vice President, General Counsel and Secretary. Prior to joining Sunterra, Mr. Bauman was a partner specializing in securities and capital market transactions with Brown & Bain, a Phoenix-based law firm. Prior to joining Brown & Bain, Mr. Bauman was Vice President and Associate General Counsel with Finova Capital from May 1994 to March 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the Nasdaq National Market on January 5, 2004, under the symbol “SNRR.” For the period from January 2, 2003, until January 2, 2004, our common stock was traded on the over-the-counter bulletin board system. During the period from July 29, 2002 through December 31, 2002, there was no established public trading market for our common stock. The high and low closing prices for our common stock for each quarter during the 2004 transition period and the 2003 fiscal year are set forth below, as reported in the transaction reporting system.

Fiscal 2004	High	Low
Quarter Ended March 31, 2004	$14.82	$10.55
Quarter Ended June 30, 2004	$14.00	$10.05
Quarter Ended September 30, 2004	$12.43	$8.79

Fiscal 2003	High	Low
Quarter Ended March 31, 2003	$6.00	$4.75
Quarter Ended June 30, 2003	$9.00	$5.06
Quarter Ended September 30, 2003	$12.00	$8.10
Quarter Ended December 31, 2003	$13.55	$9.85

Holders

As of December 7, 2004, there were approximately 1,500 holders of record of our common stock. The number of beneficial owners may be substantially greater than the number of record holders, because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities during the three months ended September 30, 2004.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data of Sunterra for the nine months ended September 30, 2004 (our new fiscal year end) and comparable data for the nine months ended September 30, 2003, as well as such data for the fiscal years 2003, 2002, 2001 and 2000, based on our previous fiscal year end of December 31. For purposes of this presentation, the nine months ended September 30, 2004 (Successor) has been compared to the nine months ended September 30, 2003 (Successor) and the year ended December 31, 2003 (Successor) has been compared to the combined results of operations for the seven months ended July 31, 2002 (Predecessor) and the five months ended December 31, 2002 (Successor) and to the years ended December 31, 2001 and 2000 (Predecessor). You should read the following financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related Notes contained elsewhere in this report.

	Successor	Successor	Successor	Combined Successor and Predecessor	Predecessor	Predecessor
	Nine Months Ended September 30,		Year Ended December 31,
(Amounts in thousands)	2004	2003	2003	2002	2001	2000
Statement of Operations Data:
Revenues:
Vacation Interest	$202,541	$158,278	$212,965	$183,467	$166,713	$187,933
Resort rental	16,809	10,718	12,987	15,734	14,359	14,572
Management services	21,988	23,245	30,433	29,167	31,540	25,745
Interest	23,314	19,943	26,421	30,581	31,573	28,121
Other	22,448	17,943	24,107	23,913	29,117	32,807

Total revenues	287,100	230,127	306,913	282,862	273,302	289,178

Costs and Operating Expenses:
Vacation Interest cost of sales	40,347	29,711	40,464	36,967	34,275	85,319
Advertising, sales and marketing	117,636	87,402	117,669	109,486	98,954	146,870
Vacation Interest carrying costs	20,668	14,603	17,481	18,848	20,508	20,715
Provision for doubtful accounts and loan losses	7,180	4,336	5,638	7,310	18,745	36,268
Loan portfolio	4,465	7,621	10,052	12,835	10,417	8,105
General and administrative	57,444	53,696	71,331	75,624	73,264	128,251
Gain on sales of assets	(5,489)	(610)	(688)	(209)	—	—
Depreciation and amortization	6,518	8,405	11,549	12,971	18,515	27,634
Interest	16,272	18,529	26,309	19,036	20,477	42,748
Reorganization, net	—	(664)	(619)	(325,235)	50,350	77,988
Restructuring	—	1,008	1,274	6,099	—	6,040
Impairment of reorganization value in excess of identifiable assets	—	—	91,586	—	—	—
Impairment of assets	—	1,400	2,297	—	—	68,404

Total costs and operating expenses	265,041	225,437	394,343	(26,268)	345,505	648,342

Income (loss) from operations	22,059	4,690	(87,430)	309,130	(72,203)	(359,164)
Income from investments in joint ventures	1,551	2,475	3,340	4,485	3,381	2,727

Income (loss) before provision for income taxes	23,610	7,165	(84,090)	313,615	(68,822)	(356,437)
Provision for income taxes	2,302	4,383	5,109	5,953	2,717	522
Cumulative effect of change in accounting principle, net	—	—	—	—	—	(18,761)

Net income (loss)	$21,308	$2,782	$(89,199)	$307,662	$(71,539)	$(375,720)

	As of September 30,		As of December 31,
	2004	2003	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$26,842	$25,249	$21,305	$22,960	$27,207	$21,062
Total assets	836,858	715,797	654,053	732,252	663,491	735,110
Borrowings under line of credit agreements	171,737	227,010	245,725	240,065	68,311	44,750
Notes payable	248,971	4,640	3,201	4,136	28,005	44,592
Total stockholders’ equity	226,306	290,082	203,578	284,326	(335,750)	(263,107)

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

Effective October 1, 2004, we changed our fiscal year end for financial reporting purposes from a calendar year end to the 12-month period commencing October 1 and ending September 30. As a result of the change in fiscal year end, for purposes of discussion of results of operations, the following comparative periods are presented and discussed:

•	Nine months ended September 30, 2004 (Successor) compared to nine months ended September 30, 2003 (Successor); and

•	Year ended December 31, 2003 (Successor) compared to the combined results of operations for the seven months ended July 31, 2002 (Predecessor) and the five months ended December 31, 2002 (Successor).

All financial information presented in this discussion has been derived from our audited consolidated financial statements for the nine months ended September 30, 2004 (Successor), the twelve months ended December 31, 2003 (Successor), the five months ended December 31, 2002 (Successor) and the seven months ended July 31, 2002 (Predecessor), as well as our unaudited consolidated financial statements for the nine months ended September 30, 2003 (Successor). In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.

Overview

Sunterra Corporation, through its consolidated subsidiaries, joint venture and affiliated resorts, is one of the largest companies in the vacation ownership resort industry, our single reportable operating segment. Through a network of ninety-two owned or affiliated resorts located around the globe, our operations consist of:

•	acquiring, developing and operating vacation ownership resorts;

•	marketing and selling Vacation Interests to the public at our resort locations and off-site sales centers by:

•	selling vacation points which may be redeemed for occupancy rights for varying lengths of stay at participating resort locations, which we refer to as “Vacation Points;”

•	selling vacation ownership interests that entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity, which we refer to as “Vacation Intervals” and together with Vacation Points, “Vacation Interests;” and

•	leasing Vacation Intervals and selling Vacation Points at certain Caribbean locations;

•	providing consumer financing to individual purchasers of Vacation Interests;

•	providing collection services and resort rental, management and maintenance services for which we receive fees paid by the resorts’ homeowners associations; and

•	operating our membership and exchange programs.

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

Our Plan of Reorganization provided for the discharge of pre-petition claims and equity interests and for distributions to our pre-petition creditors, which are briefly summarized below:

•	all of our old common stock and options and warrants exercisable for our old common stock were cancelled,

•	our former publicly held notes of approximately $478 million were discharged in exchange for approximately 18.0 million shares of our new common stock, and holders of our former convertible subordinated notes received five year warrants to purchase up to 600,000 shares of our common stock at an exercise price of $20.00 per share,

•	pre-petition general unsecured claims were extinguished in exchange for up to approximately 2 million shares of our new common stock to be distributed to holders of allowed claims on a pro rata basis,

•	former note holders and holders of pre-petition general unsecured claims also are entitled to receive certain non-transferable beneficial interests in a litigation trust formed pursuant to the plan to which certain pre-petition claims were transferred pursuant to the plan and

•	certain pre-petition secured creditors received new secured debt.

Also, in connection with the effectiveness of our plan of reorganization we:

•	amended and restated our Bylaws and also filed Articles of Amendment and Restatement with the Maryland State Department of Assessments and Taxation authorizing an aggregate of 30,000,000 shares of new common stock, par value $0.01 per share (subsequently increased to 75,000,000),

•	entered into a senior finance facility with Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”), as agent and lender, with a maximum availability of $300.0 million to be used to make cash payments required under the Plan and for general corporate and working capital purposes. As part of this loan agreement, Merrill Lynch was granted warrants exercisable for the purchase of 1,190,148 shares of new common stock at an exercise price of $15.25 per share (the deemed value of the shares for purposes of the Plan or Reorganization), subject to adjustment under certain anti-dilution provisions of the warrant agreement. The loan and related warrant agreements were subsequently amended—see Note 9 to the accompanying consolidated financial statements,

•	adopted the Sunterra Corporation 2002 Stock Option Plan, under which we may grant certain employees options to purchase shares of new common stock, and reserved 2,012,821 shares of new common stock for issuance under this plan (subsequently increased to 3,000,000 shares) and

•	entered into a Registration Rights Agreement with Merrill Lynch and certain holders of new common stock and filed registration statements under the Securities Act of 1933 to register the resale of shares of new common stock by certain holders.

Further, on July 29, 2002, all existing members of our Board of Directors were deemed to have resigned and the new Board of Directors designated pursuant to the plan took office.

Fresh-start Reporting and Factors Affecting Comparability of Financial Information

Upon emergence from our Chapter 11 proceedings, we adopted the principles of fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code.” For financial reporting purposes, we adopted the provisions of fresh-start reporting effective July 31, 2002. Accordingly, all assets and liabilities were restated to reflect their respective fair values. See Note 2 to the consolidated financial statements included elsewhere in this transition report for a discussion of the fresh-start adjustments.

We recorded a net loss of $89.2 million for the year ended December 31, 2003, including charges totaling $91.6 million for the impairment of reorganization value in excess of identifiable assets and $2.3 million for the impairment of other assets. For the year ended December 31, 2002, we recorded net income totaling $307.7 million, including gains on cancellation and settlements of debt totaling $253.9 million and fresh-start adjustments of $112.7 million in conjunction with our emergence from bankruptcy on July 29, 2002. The 2002 results of operations also included $51.9 million in charges relating to the bankruptcy and our restructuring efforts during the year, including movement of our headquarters to North Las Vegas, Nevada. See the additional discussion below under “Results of Operations.” The results for the nine month period ended September 30, 2004 and the years ended December 31, 2003 and 2002 shown in the accompanying consolidated statements of operations reflect the substantial efforts during our entering into, and emergence from, Chapter 11 bankruptcy (see “Reorganization” above).

References to “Predecessor” refer to Sunterra and its subsidiaries through July 31, 2002. References to “Successor” refer to Sunterra and its subsidiaries on or after August 1, 2002, after giving effect to the implementation of fresh-start reporting. Successor consolidated financial statements are not comparable to Predecessor consolidated financial statements.

Reclassifications

Reclassifications were made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

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

Revenue Recognition

Vacation Interests

We follow the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” In accordance with SFAS No. 66, we recognize sales of Vacation Interests on an accrual basis after (i) a binding sales contract has been executed, (ii) a 10% minimum down payment has been received, (iii) the rescission period has expired, (iv) collectibility of the receivable representing the remainder of the sales price is reasonably assured and (v) we have completed substantially all of our obligations with respect to any development related to the real estate sold (i.e., construction is substantially complete and certain minimum project sales levels have been met). If all the criteria are met except that construction is not substantially complete, then revenues are recognized on the percentage of completion (cost to cost) basis. For sales that do not qualify for either accrual or percentage of completion accounting, all revenue is deferred using the deposit method.

Prior to March 2004, transactions involving Vacation Interests in certain Caribbean locations were legally structured as long-term lease arrangements for either 99 years or a term expiring in 2050. The Vacation Interests subject to such leases revert to us at the end of the lease terms. These transactions were accordingly accounted for as operating leases, with the sales value of the intervals recorded as deferred revenue at the date of execution of the transactions. Revenue deferred under these arrangements is being recognized straight-line over the term of the lease agreements. The direct marketing costs of the lease contracts were also deferred and are being amortized over the term of the leases. Beginning in April 2004, we market and sell Vacation Points at these Caribbean locations that are not required to be accounted for as operating leases.

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

Interest revenue

Interest earned on mortgages and contracts receivable is accrued as earned based on the contractual provisions of the mortgages and contracts. Interest accrual is suspended on mortgages and contracts receivable that are at least 180 days delinquent or are a first payment default.

Other revenue

Included in other revenue is revenue on the upgrade of Vacation Interval ownership to Club Sunterra membership, which is deferred and recognized over ten years. Club Sunterra membership annual dues are recognized monthly as earned. Other revenue also includes nonrefundable commissions earned by our European subsidiary on the origination of loans to customers by a third party to finance purchases of Vacation Interests. The commission revenue is recorded upon recognition of the related Vacation Interest revenue.

Retained Interests in Mortgages and Contracts Receivable Sold

Retained interests in mortgages and contracts receivable sold are generated upon sale of mortgages receivable and represent the net present value of the expected excess cash flow to us after repayment by the purchaser of principal and interest on the obligations secured by the sold mortgages and contracts receivable. The retained interests are classified as trading securities based on our intent and the existence of prepayment options. Retained interests are marked to fair value at each reporting date based on certain assumptions and the adjustments, if any, are reported as a component of operating income (loss).

Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses

Mortgages and contracts receivable are recorded at amortized cost, including deferred loan and contract origination costs, less the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests are capitalized and amortized over the term of the mortgages or contracts receivable as an adjustment to interest income on mortgages and contracts receivable using the effective interest method. We recorded a premium in fresh-start accounting on mortgages and contracts receivable of $10.3 million as of July 31, 2002. This amount is being amortized over the estimated life of the related mortgages and contract receivable portfolio as an adjustment to interest income.

We provide for estimated mortgages and contracts receivable cancellations and defaults at the time the Vacation Interest revenues are recorded by a charge to the provision for doubtful accounts and loan losses and an increase to the allowance for loan and contract losses. We periodically perform an analysis of factors such as economic conditions and industry trends, defaults, past due agings and historical write-offs of mortgages and contracts receivable to evaluate the adequacy of the allowance.

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

Unsold Vacation Interests

Unsold Vacation Interests are valued at the lower of cost or fair value. Development costs include acquisition costs, both hard and soft construction costs, and together with real estate costs, are allocated to Unsold Vacation Interests, net. Interest, real estate taxes and other carrying costs incurred during the construction period are capitalized and such costs incurred on completed Vacation Interest inventory are expensed. Costs are allocated to Vacation Interests cost of sales based upon the relative sales value method. Unsold Vacation Interests, net also includes the value of Vacation Interests collateralizing delinquent mortgages and contracts receivable that have been charged-off, but for which the Company does not yet hold title pending completion of the foreclosure process.

Goodwill and Intangible Assets

Our financial statements have been presented in conformity with American Institute of Certified Public Accountants’ Statement of Position (SOP) 90-7, “Financial Reporting By Entities In Reorganization Under the Bankruptcy Code,” as amended. In accordance with SOP 90-7, we were required to adopt ‘fresh-start’ accounting, under which all assets and liabilities are restated to reflect their fair value. Intangible assets totaling $82.8 million at September 30, 2004 and $61.6 million at December 31, 2003 include reorganization value in excess of identifiable assets-goodwill and goodwill recorded as a result of acquisitions during 2004. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we will review goodwill, along with other long-lived assets, for impairment periodically. Impairment exists when the carrying value of a reporting unit exceeds the fair value.

As of September 30, 2004, the Company’s goodwill consists of the reorganization value in excess of identifiable assets identified in the adoption of fresh start accounting upon emergence from bankruptcy in July 2002 and the excess cost over fair value of net assets acquired in transactions completed in 2004. SFAS 142 requires that goodwill be tested at least annually for impairment, or more frequently if circumstances exist to indicate potential impairment. In 2003 the Company had elected to perform the required testing in the fourth quarter. Due to the change in the fiscal year end to September 30, the Company has elected to use a date within its last fiscal quarter as its measurement date for the current and future fiscal years. Under SFAS 142, goodwill is to be tested for impairment at the reporting unit level.

Under SFAS 142, the first step to test for impairment is the comparison of the fair value of the reporting unit with its carrying value (including goodwill). The Company identified its North American and Europe reporting units to be tested for impairment. Carrying value in excess of the fair value of a reporting unit is an indicator of possible impairment and requires the second step of the impairment test, which is to compare the implied fair value of the goodwill to its carrying value. Implied fair value is the amount of goodwill that would be recognized in a business combination, assuming such had taken place on the measurement date. Impairment exists to the extent the carrying value of goodwill exceeds its implied fair value.

The Company utilized a discounted cash flow approach, as well as a market value approach, in its estimate of the fair value of the respective reporting units. After comparing the implied fair value of the goodwill to its carrying value, the Company concluded no impairment existed in 2004. In 2003, both methods determined that the carrying value of the North American reporting unit exceeded its fair value and as a result a charge of $91.6 million was recorded in the quarter ended December 31, 2003. Since emergence from Chapter 11 in 2002 through December 2003 the North American reporting unit had underperformed relative to the Company’s Plan of Reorganization, which gave rise to the impairment of goodwill. During the same period, the Europe reporting unit’s results did not materially differ than those expected under the Plan of Reorganization.

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

Results of Operations

Please refer to the information noted above in Item 6, Selected Financial Data. The following table sets forth additional operating information for the nine months ended September 30, 2004 and 2003 (Successor) and the years ended December 31, 2003 (Successor) and 2002 (combined Successor and Predecessor). For purposes of discussion of results of operations, the results of operations for the year ended December 31, 2003 (Successor) have been compared to the combined results of operations for the seven months ended July 31, 2002 (Predecessor) and the five months ended December 31, 2002 (Successor):

	Nine Months Ended September 30,		Year ended December 31,
	2004	2003	2003	2002
As a percentage of total revenues:
Vacation Interest	70.5%	68.8%	69.4%	64.9%
Resort rental	5.9	4.6	4.2	5.6
Management services	7.7	10.1	9.9	10.3
Interest	8.1	8.7	8.6	10.8
Other	7.8	7.8	7.9	8.4

Total revenues	100.0%	100.0%	100.0%	100.0%

As a percentage of Vacation Interest revenues:
Vacation Interest cost of sales	19.9%	18.8%	19.0%	20.1%
Advertising, sales and marketing	58.1	55.2	55.3	59.7
Vacation Interest carrying cost	10.2	9.2	8.2	10.3
Provision for doubtful accounts and loan losses	3.5	2.7	2.6	4.0

As a percentage of total revenues:
General and administrative	20.0%	23.3%	23.2%	26.7%
Gain on sales of assets	(1.9)	(0.3)	(0.2)	(0.1)
Loan portfolio	1.6	3.3	3.3	4.5
Depreciation and amortization	2.3	3.7	3.8	4.6
Interest	5.7	8.1	8.6	6.7
Reorganization, net	—	(0.3)	(0.2)	(115.0)
Restructuring	—	0.4	0.4	2.2
Impairment of reorganization value in excess of identifiable assets	—	—	29.7	—
Impairment of assets	—	0.6	0.7	—
Total costs and operating expenses	92.3	98.0	128.5	(9.3)

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003:

	North America		Europe
	2004	2003	2004	2003
	(Amounts in thousands)
Revenues:
Vacation Interest	$134,363	$92,971	$68,178	$65,307
Resort rental	15,618	9,517	1,191	1,201
Management services	13,607	17,384	8,381	5,861
Interest	21,285	18,102	2,029	1,841
Other	16,108	11,689	6,340	6,254

Total revenues	200,981	149,663	86,119	80,464

Costs and Operating Expenses:
Vacation Interest cost of sales	31,082	19,315	9,265	10,396
Advertising, sales and marketing	76,546	52,846	41,090	34,556
Vacation Interest carrying cost	17,038	10,899	3,630	3,704
Provision for doubtful accounts and loan losses	6,440	3,745	740	591
Loan portfolio	4,374	7,662	91	(41)
General and administrative	39,371	40,693	18,073	13,003
Gain on sales of assets	(5,489)	(610)	—	—
Depreciation and amortization	3,629	5,893	2,889	2,512
Interest	14,223	18,153	2,049	376
Reorganization, net	—	(664)	—	—
Restructuring	—	1,008	—	—
Impairment of assets	—	1,400	—	—

Total costs and operating expenses	187,214	160,340	77,827	65,097

Income (loss) from operations	13,767	(10,677)	8,292	15,367
Income from investments in joint ventures	1,551	2,475	—	—

Income (loss) before provision for income taxes	15,318	(8,202)	8,292	15,367
Provision (benefit) for income taxes	25	(41)	2,277	4,424

Net income (loss)	$15,293	$(8,161)	$6,015	$10,943

We recorded total revenues of $287.1 million for the nine months ended September 30, 2004, compared to $230.1 million for the nine months ended September 30, 2003, an increase of $57.0 million, or 24.8%. This increase was driven primarily from our North American operations where total revenues increased $51.3 million, or 34.3% to $201.0 million in 2004, compared to $149.7 million for the prior year, while total revenues from Europe operations increased 7.0%, or $5.6 million, to $86.1 million for the nine months ended September 30, 2004 from $80.5 million for the prior year. Excluding the effects of favorable foreign exchange rates, total revenues from our Europe operations decreased $4.3 million, or 5.3%, when compared to the prior year.

Consolidated Vacation Interest revenues were $202.5 million for the nine months ended September 30, 2004, representing an increase of $44.2 million, or 28.0%, compared to $158.3 million for the nine months ended September 30, 2003, driven by a $41.4 million, or 44.5%, increase in North American Vacation Interest revenues to $134.4 million, compared to the prior year total of $93.0 million. Our North American improvements are the result of additional sales centers, revitalized marketing collateral and tools, extensive professional sales training at some of our larger sites, the rollout of standardized sales presentations and a stable management team, as well as the continuing maturity of the vacation ownership industry and improved awareness and understanding by the purchasing public. Exclusive of $7.9 million of favorable foreign exchange rate movements, our Europe Vacation Interests revenues fell from $65.3 million for the nine months ended September 30, 2003 to $60.3 million for the nine months ended September 30, 2004, a decrease of 7.6%. The decrease is the result of lower tour flow, partially offset by revenues resulting from the Thurnham Leisure Group acquisition.

Resort rental revenue increased 56.8% to $16.8 million for the nine months ended September 30, 2004 compared to $10.7 million for the nine months ended September 30, 2003, primarily as a result of acquisitions and increased utilization of available space for internal marketing purposes (“mini-vacation” packages designed to give potential customers a sample of the vacations they could enjoy if the Vacation Interest is purchased), offset by on-going sales of Vacation Interests (which reduces the number of Vacation Interests available for rental).

Management services revenues of $22.0 million for the nine months ended September 30, 2004 decreased by $1.2 million, or 5.4%, compared to $23.2 million for the nine months ended September 30, 2003. The overall decrease was driven by a $3.8 million, or 21.7%, decrease in North American management services revenues to $13.6 million for the nine months ended September 30, 2004 compared to $17.4 million for the nine months ended September 30, 2003. This decrease is directly linked to the loss of the management contract associated with the VTSOA sponsored program, which governs Vacation Intervals at approximately 20 resorts and the third quarter 2003 sale of management agreements on three affiliated but not owned resorts in Florida. These decreases were offset in part by management contracts for three of the Epic Resorts Group properties acquired in the fourth quarter of 2003. Europe management services revenues of $8.4 million for the nine months ended September 30, 2004 increased by $2.5 million, or 43.0%, compared to $5.9 million for the nine months ended September 30, 2003, as a result of acquisitions and approximately $1.0 million due to favorable exchange rate movements.

Interest revenues, the majority of which is generated from financing provided to purchasers and lessees of Vacation Interests in the United States and the Caribbean, increased to $23.3 million for the nine months ended September 30, 2004, compared to $19.9 million for the nine months ended September 30, 2003, due to the acquisition in the first quarter 2004 of a $44 million portfolio of performing mortgages backed by Vacation Interests at former Epic Resorts Group locations, offset by prepayments of existing mortgages. As a result of the higher prepayments, the period ended September 30, 2004 included an additional $1.1 million amortization of the premium recorded as part of the fresh-start adjustments.

Other revenues, which includes Club Sunterra fees, travel services revenue and finance commissions earned by our European subsidiaries, increased by $4.5 million, or 25.1%, to $22.4 million for the nine months ended September 30, 2004 from $17.9 million for the same period in the prior year. This increase is concentrated in our North American operations and is primarily the result of a $2.6 million gain recorded due to the improved performance and information on certain off-balance sheet securitized obligations that the Company intends to call within the near term as well as increased Club Sunterra fees earned as a result of the growth of the Club Sunterra product.

Consolidated Vacation Interest cost of sales of $40.3 million for the nine months ended September 30, 2004 increased $10.6 million, or 35.8%, from $29.7 million for the nine months ended September 30, 2003, on 28.0% higher Vacation Interest volume. On a geographic segment basis, North American Vacation Interest cost of sales increased by $11.8 million, from $19.3 million to $31.1 million, and Vacation Interest cost of sales for our Europe operations decreased to $9.3 million, down $1.1 million from $10.4 million in 2003. Our overall cost-off rates (defined as Vacation Interest cost of sales as a percentage of Vacation Interest revenues) for the nine months ended September 30, 2004 and 2003, were 19.9% and 18.8%, respectively. The 5.9% increase in this ratio relates to the larger portion of consolidated Vacation Interest revenues represented by our North American business, from 58.7% in 2003 to 66.3% of consolidated Vacation Interest revenues in 2004. The cost-off rate for our North American operations increased from 20.8% in the nine months ended September 30, 2003 to 23.1% in the current year. This is attributable to selling a higher proportion of Vacation Interests in newly constructed phases at existing properties. The North American increase was partially offset by a 10.9% decrease in gross Vacation Interests cost of sales for our Europe operations. As a percentage of Europe Vacation Interests revenues for the nine months ended September 30, 2004 and 2003, Europe Vacation Interest cost of sales was 13.6% and 15.9%, respectively. Our Europe operations improved their cost-off rate as a result of lower cost inventory acquisitions and recoveries.

For the nine months ended September 30, 2004, consolidated advertising, sales and marketing costs were $117.6 million compared to $87.4 million for the nine months ended September 30, 2003, a 34.6% increase on 28.0% higher Vacation Interest volume. As a percentage of Vacation Interest revenues, these costs increased to 58.1% in 2004 compared to 55.2% in the prior year. This increase was driven by our Europe operations, which experienced an increase in this ratio from 52.9% to 60.3% for the nine months ended September 30, 2004. The unfavorable variance at our Europe operations is attributable to additional marketing efforts employed to improve tour flow as a result of a difficult European market. Our North American operation’s advertising, sales and marketing costs as a percentage of Vacation Interest revenues were 57.0% and 56.8% for the nine months ended September 30, 2004 and 2003, respectively.

Vacation Interest carrying costs, which consist of annual maintenance fees, reserve and special assessments on Unsold Vacation Interests, as well as the cost associated with maintaining un-annexed units (owned units not declared or registered as part of the timeshare program) increased 41.5%, or $6.1 million, to $20.7 million for the nine months ended September 30, 2004 from $14.6 million for the nine months ended September 30, 2003. As a percentage of Vacation Interest revenues, inventory-carrying cost was 10.2% for the nine months ended September 30, 2004 compared to 9.2% for the nine months ended September 30, 2003. The increase was primarily the result of the increased Vacation Interests as a result of the purchase of the remaining outstanding partnership interests in Ka’anapali, additional North American Vacation Interest carrying costs due to Vacation Interests acquired through the Epic Resorts Group acquisition offset by ongoing sales of Vacation Interests.

The provision for doubtful accounts and loan losses was $7.2 million for the nine months ended September 30, 2004 compared to $4.3 million for the nine months ended September 30, 2003. Of these amounts, $7.1 million and $4.0 million for 2004 and 2003, respectively, related to mortgages and contracts receivable. The resulting allowances for mortgages and contracts receivable at September 30, 2004 and December 31, 2003 were $26.5 million and $29.4 million, respectively, representing approximately 8.7% and 13.9%, respectively, of the gross mortgages and contracts receivable outstanding at those dates. The balance of the provision for doubtful accounts of $0.1 million and $0.3 million for the nine months ended September 30, 2004 and 2003, respectively, represented provisions for estimated uncollectible amounts due from homeowner associations, assessments to owners for maintenance fees at certain Caribbean resorts and for other receivables. The increase in the provision for doubtful accounts and loan losses related to mortgages and contracts receivable is attributable to the higher levels of Vacation Interests revenues, as the provision is recorded as a percentage of each financed sale, as well as an increase in such percentage of each financed sale.

Loan portfolio expenses decreased 41.4% to $4.5 million for the nine months ended September 30, 2004 from $7.6 million in the prior year. The decrease is attributable to significant process improvement and restructuring initiatives implemented in late 2003, including refining underwriting procedures and processes, best practices in loss mitigation (including increased and timely correspondence with customers whose mortgages and contracts are perceived to have the potential to become delinquent) and cross training allowing us to service higher loan volumes with fewer personnel. We have also implemented new technology (including new loan servicing software, scanning technology and on-line payment capability) that allows us to service more loans more efficiently, and have brought in certain servicing processes formerly outsourced.

General and administrative expenses increased $3.7 million to $57.4 million for the nine months ended September 30, 2004 as compared to $53.7 million for the nine months ended September 30, 2003. As a percentage of total revenues, general and administrative expenses improved to 20.0% in 2004 from 23.3% in 2003. The improvement as a percentage of total revenues during the nine months ended September 30, 2004 is partially due to a $1.0 million benefit recorded as a result of a tax settlement with the State of Hawaii during the second quarter of 2004. We had accrued approximately $3.5 million for outstanding tax liabilities payable to the State of Hawaii for general excise taxes due in arrears. Shortly after June 30, 2004, the Company accepted the State of Hawaii’s counter-offer to settle the entire tax liability for a lump sum payment of $2.5 million. Additionally, we settled a payroll tax matter in another jurisdiction that resulted in $0.5 million benefit recorded in the third quarter of the current period. Lastly, we have reduced general and administrative expenses due to the shut down of certain Sunterra Pacific operations in December of 2003, and an overall reduction in payroll and office related expenses as a result of back office restructuring initiatives. These reductions were partially offset by a $0.5 million expense recorded during the second quarter of 2004 in connection with certain litigation. This accrual became necessary during the second quarter of 2004 due to our latest assessment of the progress of the case and related settlement discussions.

Gain on sales of assets increased to approximately $5.5 million for the nine months ended September 30, 2004 from approximately $0.6 million during the same period in 2003. The $5.5 million gain for 2004 represents a gain on the sale of the Island Links Resort, a gain on the sale of certain assets of Sunterra Pacific to VTSOA and a gain on the extinguishment of certain fulfillment obligations, the recognition of deferred revenue in conjunction with the sale of such assets of Sunterra Pacific to VTSOA and a gain recorded as a result of the sale of a note receivable that was previously written-off.

Depreciation and amortization expense decreased 22.5%, or $1.9 million, to $6.5 million for the nine months ended September 30, 2004 from $8.4 million for the same period in 2003. This decrease is attributable to a large number of North American assets reaching full depreciation.

Interest expense for the nine months ended September 30, 2004 was $16.3 million, compared to $18.5 million for the nine months ended September 30, 2003. The decrease was primarily due to reduced borrowing costs, reduced amortization of deferred financing charges and the favorable interest rate on the 3 3/4 Senior Subordinated Convertible Notes due 2024, partially offset by increased average borrowing in 2004.

There were no reorganization and restructuring costs, net, in the nine months ended September 30, 2004, as the Company completed most of its reorganization activities by the end of 2002 and the components of the Company’s restructuring were complete by the end of 2003. For the nine months ended September 30, 2003, reorganization costs were a gain of $0.7 million, relating primarily to a $0.6 million gain on settlement of certain bankruptcy-related litigation in the third quarter 2003. Restructuring costs were $1.0 million for the nine months ended September 30, 2003 and primarily related to the rollout of our global points-based program.

Impairment of assets totaled $1.4 million for the nine months ended September 30, 2003. These charges related to the Company’s write down of the carrying value of the building that was the Company’s former headquarters in Orlando in conjunction with a pending sale. Additionally, the Company completed its development of the ATLAS enterprise software, and as such, the former software utilized by the Company was deemed to have little or no continuing value and was written off in the third quarter of 2003. There were no charges for impairment of assets in 2004.

Income from investments in joint ventures decreased 37.3% to $1.6 million for the nine months ended September 30, 2004, compared to $2.5 million for the nine months ended September 30, 2003. In July 2004, the Company purchased the remaining outstanding 77% partnership interest in Ka’anapali, and in conjunction with this acquisition, all unamortized debt issuance costs of the joint venture were expensed in the third quarter of 2004 prior to the acquisition.

Our provision for income taxes for the nine months ended September 30, 2004 was $2.3 million, compared to $4.4 million for the nine months ended September 30, 2003. The reduction in income tax expense related to our Europe operations, which recorded much less taxable income in the current year than last year. The tax basis operating income of the North American operations was offset by operating losses for prior years.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002:

	North America		Europe
	2003	2002	2003	2002
	(Amounts in thousands)
Revenues:
Vacation Interest	$127,967	$106,442	$84,998	$77,025
Resort rental	11,362	13,543	1,625	2,191
Management services	22,407	24,232	8,026	4,935
Interest	24,186	27,909	2,235	2,672
Other	15,992	15,518	8,115	8,395

Total revenues	201,914	187,644	104,999	95,218

Costs and Operating Expenses:
Vacation Interest cost of sales	26,701	24,818	13,763	12,149
Advertising, sales and marketing	72,133	65,028	45,536	44,458
Vacation Interest carrying cost	13,262	14,885	4,219	3,963
Provision for doubtful accounts and loan losses	4,956	6,975	682	335
Loan portfolio	9,987	12,722	65	113
General and administrative	53,661	59,918	17,670	15,706
Gain on sales of assets	(688)	(209)	—	—
Depreciation and amortization	7,878	9,581	3,671	3,390
Interest	26,287	18,857	22	179
Reorganization, net	(619)	(325,235)	—	—
Restructuring	1,274	6,099	—	—
Impairment of reorganization value in excess of identifiable assets	91,586	—	—	—
Impairment of assets	2,297	—	—	—

Total costs and operating expenses	308,715	(106,561)	85,628	80,293

Income (loss) from operations	(106,801)	294,205	19,371	14,925
Income from investments in joint ventures	3,340	4,485	—	—

Income (loss) before provision for income taxes	(103,461)	298,690	19,371	14,925
Provision (benefit) for income taxes	50	655	5,059	5,298

Net income (loss)	$(103,511)	$298,035	$14,312	$9,627

We recorded total revenues of $306.9 million for the year ended December 31, 2003, compared to $282.9 million for the year ended December 31, 2002, an increase of $24.0 million, or 8.5%. Overall revenues for North American operations increased $14.3 million, or 7.6% to $201.9 million for the year ended December 31, 2003 compared to $187.6 million for the year ended December 31, 2002, while revenues from Europe operations increased 10.3%, or $9.8 million to $105.0 million for the year ended December 31, 2003 from $95.2 million for the prior year. Approximately $8.6 million of the increase in revenues from our Europe operations relates to favorable Europe exchange rates. The increased revenues levels were driven by higher volumes of Vacation Interest transactions, as described below.

Vacation Interest revenues of $213.0 million for the year ended December 31, 2003 increased by $29.5 million, or 16.1%, compared to revenues of $183.5 million for the year ended December 31, 2002, fueled by a $21.6 million increase in North American Vacation Interest revenues to $128.0 million, compared to the prior year total of $106.4 million. The opening of multiple new sales centers, new marketing collateral and tools, extensive training and a stable management team contributed to this increase, as well as the continuing maturity of the vacation ownership industry and improved awareness and understanding by the purchasing public of the industry. Inclusive of $7.0 million of favorable exchange rate movements, our Europe Vacation Interest revenues rose from $77.0 million for the year ended December 31, 2002 to $85.0 million for the year ended December 31, 2003, an increase of 10.4%. The increased levels reflect acquisitions made in 2002, offset by lower revenues in certain marketing lines.

Resort rental revenue decreased 17.5% to $13.0 million for the year ended December 31, 2003 from $15.7 million for the year ended December 31, 2002, primarily as a result of the Company’s on-going sales of Vacation Interests (which reduces the number of Vacation Interests available for rental), increased utilization of available space for internal marketing purposes (‘mini-vacation’ packages designed to give potential customers a sample of the vacations they could enjoy if the Vacation Interest is purchased), and the disposition of certain resort properties in 2002.

Management services revenues were $30.4 million in 2003, versus $29.2 million the prior year. The 4.3% increase relates to several contracts acquired in Europe and increases in the annual maintenance fees at two Caribbean resorts where we act as the homeowners’ association, offset by the discontinuance of management contracts on several resorts sold in the prior year.

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

Other revenues, which mainly consists of Club Sunterra revenues, travel service revenue and finance commissions earned by our European subsidiaries, increased by $0.2 million, or 0.8% to $24.1 million, for the year ended December 31, 2003 from $23.9 million for the year ended December 31, 2002. This increase is due to increased levels of membership in the U.S. Club Sunterra program, offset by the discontinuance of certain programs in Europe.

Vacation Interest cost of sales of $40.5 million for the year ended December 31, 2003 increased $3.5 million, or 9.5%, from $37.0 million for the year ended December 31, 2002, on 16.1% higher Vacation Interest volume. As a percentage of Vacation Interest revenues for the years ended December 31, 2003 and 2002, Vacation Interest cost of sales was 19.0% and 20.1%, respectively. The improvement in this measure is attributable to the fresh start adjustments made in 2002 to Unsold Vacation Interests.

For the year ended December 31, 2003, advertising, sales and marketing costs were $117.7 million compared to $109.5 million for the year ended December 31, 2002. As a percentage of Vacation Interest revenues, these costs declined to 55.3% in 2003 compared to 59.7% in the prior year. This decrease is due to effective direct marketing programs, improvements in closing efficiencies as the sales staff stabilized, the resulting increased sales for the year ended 2003 versus 2002, allowing the costs to be spread over the larger Vacation Interest revenue pool in 2003 and increased use of in-house tours.

Vacation Interests carrying costs, which consist of annual maintenance fee, reserve and special assessments on Unsold Vacation Interests, as well as the cost of un-annexed units (owned units not declared as part of the timeshare program) decreased 7.3%, or $1.3 million, to $17.5 million for the year ended December 31, 2003 from $18.8 million for the year ended December 31, 2002. As a percentage of Vacation Interest revenues, inventory-carrying cost was 8.2% for the year ended December 31, 2003 compared to 10.3% for the year ended December 31, 2002. The decrease was primarily the result of higher charges and assessments for certain properties in 2002, as well as the sale of Vacation Interests to customers and the wholesale disposition of certain resorts in the prior year, offset by additional Vacation Interests acquired in the current year through the Epic Resorts acquisition.

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

Loan portfolio expenses decreased 21.7% to $10.1 million for the year ended December 31, 2003 from $12.8 million for the year ended December 31, 2002. This improvement is attributable to process improvement initiatives, including standardizing underwriting procedures, increased and timely correspondence with customers whose mortgages and contracts are perceived to have the potential to become delinquent, and cross training of personnel allowing the team to service higher loan volumes with fewer personnel. We have also implemented new technology (including new loan servicing software, scanning technology and on-line payment capability) that allows us to service more loans more efficiently, and have brought in certain servicing processes formerly outsourced.

General and administrative expenses decreased $4.3 million to $71.3 million for the year ended December 31, 2003 from $75.6 million for the year ended December 31, 2002. As a percentage of total revenues, general and administrative expenses improved to 23.2% for 2003 from 26.7% for 2002. This decrease is attributable to the effects of restructuring initiatives implemented in late 2002 and early 2003, the disposition of certain resorts and operations in the prior year, dependence in the prior year on contract and temporary labor, as well as duplication of certain costs in 2002 associated with recruiting and moving permanent personnel to Las Vegas and maintaining “dual” headquarters.

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

Impairment of assets totaled $93.9 million in 2003. These charges included $91.6 million for the impairment of the reorganization value in excess of identifiable assets, $0.9 million related to our former headquarters in Orlando in conjunction with a pending sale, $0.9 million relating to Unsold Vacation Interests relating to a resort disposed of, and $0.5 million representing the undepreciated cost of our former (“SWORD”) enterprise software. We completed our development of the ATLAS enterprise software, and as such, the SWORD software was deemed to have no continuing value and was written off in the third quarter of 2003. There were no charges for impairment of assets in 2002.

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

During the nine months ended September 30, 2004, net cash used in operating activities was $3.1 million and was primarily the result of net income of $21.3 million plus non-cash expenses totaling $24.7 million and reduced by other non-cash gains of $7.0 million and increases in retained interests on mortgages receivable sold of $3.7 million. Cash provided by operating activities was also impacted by changes in operating assets and liabilities, including a reduction in unsold Vacation Interests of $22.8 million and prepaid expenses of $2.3 million offset by an increase in cash in escrow and restricted cash of $23.5 million, an increase in receivables of $17.9 million and decreases in operating liabilities of $21.9 million.

During the nine months ended September 30, 2004, net cash used in investing activities was $153.5 million, primarily due to the purchase of the remaining 77% interest in Ka’anapali for $105.9 million, the purchase of the Epic Resorts Group mortgages and contracts receivable of $43.9 million from Prudential, the purchase of Thurnham Leisure Group for $3.8 million, the purchase of $10.4 million of U.S. government securities pledged under the bond indenture for the senior subordinated convertible notes and capital expenditures of $6.8 million, partially offset by proceeds of $14.2 million from the sales of assets and cash distributions from joint ventures of $3.7 million.

During the nine months ended September 30, 2004, net cash provided by financing activities was $163.0 million. Payments on the senior finance facility and notes payable totaled $237.1 million, with an additional outlay of $8.8 million in debt issuance costs related to our securitization notes and our senior subordinated convertible notes. These payments were funded primarily through borrowings on the senior finance facility totaling $161.2 million, the issuance of senior subordinated convertible notes totaling $95.0 million, and the issuance of securitization notes of $151.7 million.

We currently anticipate spending $46 million for unsold Vacation Interests at existing and anticipated resort locations during fiscal 2005, primarily in our European operations. Also in fiscal 2005, we plan to invest $12 million in capital expenditures related to property and equipment. We plan to fund these expenditures with cash generated from operations, borrowings under the senior finance facility and anticipated securitization transactions. We believe that, with respect to our current operations, cash generated from operations and future borrowings will be sufficient to meet our working capital and capital expenditure needs through the end of fiscal 2005. If these are not sufficient, we have the ability to adjust our spending on Unsold Vacation Interests.

The allowance for mortgage and contract loan losses at September 30, 2004 was $26.5 million, or 8.7% of the gross mortgages and contracts receivable outstanding at that date. Management believes the allowance is adequate. However, if the amounts of the mortgages and contracts receivable that are ultimately written off materially exceed the related allowances, our business, results of operations and financial condition could be adversely affected.

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

Completed units at various resort properties are acquired or developed in advance, and we finance a significant portion of the purchase price of Vacation Interests. Thus, we continually need funds to acquire and develop property, to carry mortgages and contracts receivable and to provide working capital. We anticipate being able to borrow against our mortgages and contracts receivable at terms favorable to us. If we are unable to borrow against or sell our mortgages and contracts receivable in the future, particularly if we suffer any significant decline in the credit quality of our mortgages and contracts receivable, our ability to acquire or develop additional resort units will be adversely affected and our profitability from sales of Vacation Interests may be reduced or eliminated.

Recent economic forecasts suggest continued higher level of prepayments. To the extent that mortgages receivable are paid prior to their contractual maturity at a rate more rapid than we have estimated, the fair value of our residual interests will be adversely impacted (see Note 3 to the consolidated financial statements).

Corporate Finance

Overview

During the nine months ended September 30, 2004, approximately 18.0% of North American Vacation Interests revenue required no financing by us. Of the remaining 82.0%, we financed approximately 69.0% and the remaining 31.0% down payment was either paid for in cash or by applying existing equity from another Vacation Interest. Accordingly, we do not generate sufficient cash from sales to provide the necessary capital to pay the costs of developing or acquiring additional resorts and to replenish working capital. We believe that revenues together with amounts available under our senior finance facility and anticipated securitization transactions will be sufficient to fund operations for the next twelve months.

We established Qualifying Entities to issue fixed rate notes payable collateralized by an undivided interest in transferred mortgages receivable. We retain 100% interest in the future cash flows generated by the sold mortgages receivable portfolios in excess of the cash required by the Qualifying Entities to fully repay principal and contractual interest on their obligations. Such excess cash is principally generated by the excess of the weighted average contractual interest received on the mortgage loans over the interest rates on the Qualifying Entities’ notes. The notes contain a clean up call provision that allows the notes to be called and mortgages receivable to be transferred back to us when the remaining principal value of the notes reaches 10% of the original principal value. We currently estimate that the clean up call provisions on the 1999-A Securitization and 1999-B Securitization will be exercised by the middle of calendar 2005. Such exercises will result in the recognition of the full value of the mortgages receivable as an asset and a cash or debt requirement equal to the remaining balance of the related notes. We also anticipate purchasing the remaining mortgages receivable in the Conduit Facility for approximately the same amount of the Conduit Facility’s remaining obligations during fiscal 2005 resulting in the full recognition of these mortgages receivable on our balance sheet.

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

In conjunction with the July 7, 2004 acquisition of the remaining outstanding 77% partnership interests in Ka’anapali, we entered into a third amendment to the Senior Finance Facility with Merrill Lynch Mortgage Capital, Inc. This amendment added Ka’anapali as a borrower on the Company’s Senior Finance Facility and provides for borrowings secured by Ka’anapali’s eligible mortgages receivable and eligible Unsold Vacation Interests.

At September 30, 2004, the maximum capacity to borrow, amounts outstanding and remaining availability under the senior finance facility were $244.2 million, $171.7 million and $72.5 million, respectively. The capacity and availability of borrowings under the senior finance facility are based on the value of eligible mortgages and contracts receivable, the value of eligible Unsold Vacation Interests and the value of certain real property and other assets. The senior finance facility is secured by a first priority lien on our mortgages and contracts receivable and Unsold Vacation Interests as well as certain of our real property and other assets, subject to certain exceptions. Prior to the February 2004 amendment discussed above, borrowings under the senior finance facility bore interest at an annual rate equal to one month LIBOR plus 3%, 5% or 7%, depending on the amounts outstanding and on the type of assets collateralizing various advances. The weighted average interest rate of these borrowings at September 30, 2004 was 4.81% per annum. Beginning in February 2003, the senior finance facility also requires us to pay an additional cash interest amount monthly when certain conditions are not met. The total amount of such additional cash interest payments made during the nine months ended September 30, 2004 and 2003 were $0.3 million and $1.5 million respectively.

In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of the senior finance facility and an anniversary fee of 1.5% due on the anniversary of the initial borrowing, we issued a warrant exercisable for 1,190,148 shares of new common stock at an exercise price of $15.25 per share (the deemed value of the shares), subject to adjustment under certain anti-dilution provisions of the warrant and will pay an unused commitment fee of 0.25% per annum on the excess availability under the senior finance facility. The $8.7 million value of the warrants issued to the senior finance facility lender was determined using a Black-Scholes model based on a risk free interest rate of 3.81%, expected volatility of 50% and an expected life of five years and, as a result of the February 2004 amendment, an additional $0.4 million was recorded to reflect the decrease in exercise price. The value of the warrants was recorded as a capitalized financing cost amortized over the term of the financing agreement. The February 2004 amendment also stipulated that facility fees equal to 0.75% of $300.0 million are due and payable on July 29, 2004 and July 29, 2005, with the latter fee being prorated through the termination date of February 28, 2006. For the nine months ended September 30, 2004 and 2003, amortization of $5.5 million and $7.4 million, respectively, of debt issuance costs related to the senior finance facility was recorded and is included in interest expense in the accompanying consolidated statements of operations.

Senior Subordinated Convertible Notes

On March 29, 2004, we issued $95.0 million in 3 3/4% Senior Subordinated Convertible Notes due 2024 (“Notes”). The Notes were issued at a price of $1,000 per Note and pay interest semi-annually on March 29 and September 29 of each year, beginning on September 29, 2004 at the rate of 3.75% per annum. The Notes will mature on March 29, 2024. Under the terms of the indenture, we were required to use a portion of the proceeds from the offering to purchase a portfolio of U.S. government securities that are pledged to secure the first six scheduled interest payments on the Notes. This $10.4 million was recorded in Prepaid expenses and other assets, net, and the balance on the accompanying balance sheet as of September 30, 2004 was $8.7 million. Other than this pledge, the Notes are unsecured obligations.

The Notes are initially convertible, at the option of the holder, into shares of our common stock at a conversion rate of 62.5027 shares per $1,000 principal amount of the Notes upon the price of our common stock reaching 110% of such implied conversion price of $16.00 per common share, if the Notes are called for redemption or if specified corporate transactions or significant distributions to holders of our common stock have occurred.

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

For the nine months ended September 30, 2004 and 2003, amortization of $0.3 million and $0.0 million, respectively, of debt issuance costs related to the Notes was recorded and is included in interest expense in the accompanying consolidated statements of operations.

Securitization Notes

On September 30, 2004, we completed a $151.7 million private offering and sale of vacation ownership receivable-backed notes (the “2004 Securitization”). The $171.4 million (including $17.0 million in aggregate principal of vacation ownership receivables sold during the ninety day period commencing September 30, 2004) in aggregate principal of vacation ownership receivables that collateralize the notes were initially sold to Sunterra SPE 2004-1 LLC (“SPE 2004-1”), a wholly-owned, special-purpose finance subsidiary of ours. SPE 2004-1 then sold the receivables to the Sunterra Owner Trust 2004-1, a special purpose entity that issued the notes and is included within Sunterra Corporation’s consolidated financial statements, without recourse to us or to SPE 2004-1, except for breaches of certain representations and warranties at the time of sale. The 2004 Securitization is secured by a first priority lien on the mortgages and contracts receivable sold to Sunterra Owner Trust 2004-1.

The $151.7 million private offering consists of: $66.0 million class A notes ‘AAA’, $18.4 million class B notes ‘AA’, $17.6 million class C notes ‘A’ and $49.7 million class D notes ‘BBB’. The notes carry various fixed interest rates ranging from 3.6% to 4.9% and have legal stated maturities of October 2020. The actual maturity of the notes could be significantly earlier than the stated maturity, and the average life of the notes could be significantly shorter than anticipated, in the event of certain occurrences. Interest and principal payments are due monthly. In addition, the notes contain a “clean up” call provision that allows the notes to be called and the vacation ownership receivables to be transferred back to us when the remaining principal value of the notes reaches 10% of the original principal value.

Under the terms of the indenture, Sunterra Financial Services, Inc. a direct wholly owned subsidiary of ours, in exchange for a monthly fee, will service and administer the vacation ownership receivables in Sunterra Owner Trust 2004-1. All monthly fees are eliminated as part of our consolidation of the Sunterra Owner Trust 2004-1.

The proceeds were used to pay down balances due under our Senior Finance Facility with Merrill Lynch Mortgage Capital, Inc., pay fees associated with the transaction to third parties and deposit initial amounts in a required cash reserve account. We also retained a subordinated interest in the future cash flows from the 2004 Securitization.

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

The qualifying entities raised cash by issuing beneficial interests in the form of rights to cash flows from the mortgages and contracts receivable assets as collateral for borrowings under a line of credit or under promissory notes issued to third-party investors. We provide servicing for the transferred assets and collect a fee for those services, as well as retaining 100% interest in the excess spread over the borrowing rate. Sales of mortgages and contracts receivable to the qualifying entities were made without recourse to us as to collectibility. All of the qualifying entities’ assets serve as collateral for their obligations. We are not required to provide any guarantees or liquidity support for the qualifying entities. Certain of these qualifying entities are not consolidated in our financial statements, nor are the transferred mortgages and contracts receivable and the obligations of the qualifying entities reflected on our consolidated balance sheets.

Conduit Facility

We established a Qualifying Entity that was the obligor on a $100 million Mortgages Receivable Conduit Facility (the “Conduit Facility”). We sold undivided interests in mortgages and contracts receivable to the qualifying entity at 95% of face value without recourse to us as to collectibility. The qualifying entity financed those purchases through advances on the Conduit Facility collateralized by an undivided interest in the transferred mortgages and contracts receivable. Certain of the loans sold into the Conduit Facility were subsequently repurchased by us and sold into securitizations described below. Although there was no contractual requirement in the Conduit Facility agreement, as certain mortgages and contracts receivable defaults occurred in 2000 we transferred into the Conduit Facility a total of $3.6 million in new mortgages and contracts receivable without consideration. The Conduit Facility expired on December 17, 2001.

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

Other Debt

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

Derivatives

In the past, we have utilized derivative financial instruments from time to time, which included interest rate cap agreements, to manage well-defined interest rate exposure. It is our policy that derivative financial instruments are not used for trading or speculative purposes. Counter parties to our derivative financial instruments generally have been major financial institutions. At September 30, 2004 and December 31, 2003, no such agreements were in effect.

Contractual Obligations

The following table summarizes the payments due for specific contractual obligations. These amounts, in thousands, are as of September 30, 2004.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit facilities (a)	$171,737	$—	$171,737	$—	$—
Securitization notes payable	151,710	—	—	—	151,710
Senior subordinated convertible notes	95,000	—	—	—	95,000
Notes payable	2,043	764	560	719	—
Capital lease obligations	218	143	75	—	—
Operating lease obligations	15,539	4,952	6,883	2,586	1,118
Purchase obligations (b)	13,704	11,904	1,800	—	—
Other long-term liabilities	—	—	—	—	—

Total	$449,951	$17,763	$181,055	$3,305	$247,828

(a)	Facility fees of approximately $1.3 million are due in July 2005 related to the senior finance facility.
(b)	Primarily related to construction commitments and information technology related items.

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

Geographic Concentration

Our owned and serviced loan portfolio borrowers are geographically diversified within the United States and internationally. At September 30, 2004, borrowers residing in the United States accounted for approximately 91.5% of our loan portfolio. With the exception of Arizona and California, which represented 11.9% and 17.4%, respectively, no state or foreign country concentration accounted for in excess of 5.1% of the serviced portfolios. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well being of the borrowers.

Foreign Currency Risk

For the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, total revenues denominated in a currency other than U.S. dollars, primarily revenues derived from the United Kingdom, were approximately 30%, 34% and 34% respectively, of total revenues. Our net assets maintained in a functional currency other than U.S. dollars at September 30, 2004 and December 31, 2003, primarily assets located in Western Europe, were approximately 19% and 24%, respectively, of total net assets. The effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets. At September 30, 2004, our subsidiary in the United Kingdom, whose functional currency is the British Pound Sterling, held approximately 5.7 million Euros. That subsidiary expects to utilize approximately 2.5 million Euros per month for operating purposes. To the extent they hold Euros at any point in time they are subject to gains and losses as the exchange rate between British Pound Sterling and Euros fluctuates.

Interest Rate Risk

As of September 30, 2004, we had floating interest rate debt of approximately $171.7 million, comprised of amounts outstanding under the Senior Finance Facility. The floating interest rate on the Senior Finance Facility is based upon the prevailing LIBOR rate and interest rate changes can impact earnings and operating cash flows. A change in interest rates of one percent on the balance outstanding at September 30, 2004 would cause a change in total annual interest costs of $1.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page
Sunterra Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements as of September 30, 2004 (Successor) and December 31, 2003 (Successor) and for the period ended September 30, 2004 (Successor), the year ended December 31, 2003 (Successor), the five months ended December 31, 2002 (Successor) and for the seven months ended July 31, 2002 (Predecessor)

F-2

Consolidated Statements of Operations for the periods ended September 30, 2004 (Successor) and September 30, 2003 (Successor) (Unaudited), the year ended December 31, 2003 (Successor), the five months ended December 31, 2002 (Successor) and seven months ended July 31, 2002 (Predecessor)

F-3

Consolidated Balance Sheets as of September 30, 2004 (Successor) and December 31, 2003 (Successor)	F-4

Consolidated Statements of Cash Flows for the periods ended September 30, 2004 (Successor) and September 30, 2003 (Successor) (Unaudited), the year ended December 31, 2003 (Successor), the five months ended December 31, 2002 (Successor) and seven months ended July 31, 2002 (Predecessor)

F-5

Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income (Loss) for the period ended September 30, 2004 (Successor), the year ended December 31, 2003 (Successor), the five months ended December 31, 2002 (Successor) and seven months ended July 31, 2002 (Predecessor)

F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sunterra Corporation:

We have audited the accompanying consolidated balance sheets of Sunterra Corporation and subsidiaries (the Company) as of September 30, 2004 and December 31, 2003 and the related consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive income (loss), and cash flows for the nine months ended September 30, 2004, for the year ended December 31, 2003, for the five-month period ended December 31, 2002, and the seven-month period ended July 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and December 31, 2003, and the results of its operations and its cash flows for the nine months ended September 30, 2004, for the year ended December 31, 2003, for the five-month period ended December 31, 2002 and the seven-month period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 2 to the consolidated financial statements, the consolidated financial statements reflect the application of fresh-start reporting as of July 31, 2002 and, therefore, consolidated financial statements for periods after July 31, 2002 are not comparable in all respects to consolidated financial statements for periods prior to such date.

/s/ GRANT THORNTON LLP

Los Angeles, California
December 13, 2004

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Five Months Ended December 31, 2002 and

Seven Months Ended July 31, 2002

(In thousands, except per share amounts)

	Successor				Predecessor
	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Year Ended December 31, 2003	Five Months Ended December 31, 2002	Seven Months Ended July 31, 2002
		(Unaudited)
Revenues:
Vacation Interest	$202,541	$158,278	$212,965	$83,801	$99,666
Resort rental	16,809	10,718	12,987	5,258	10,476
Management services	21,988	23,245	30,433	11,439	17,728
Interest	23,314	19,943	26,421	13,088	17,493
Other	22,448	17,943	24,107	10,096	13,817

Total revenues	287,100	230,127	306,913	123,682	159,180

Costs and Operating Expenses:
Vacation Interest cost of sales	40,347	29,711	40,464	15,541	21,426
Advertising, sales and marketing	117,636	87,402	117,669	48,906	60,580
Vacation Interest carrying cost	20,668	14,603	17,481	6,503	12,345
Provision for doubtful accounts and loan losses	7,180	4,336	5,638	2,459	4,851
Loan portfolio	4,465	7,621	10,052	5,198	7,637
General and administrative	57,444	53,696	71,331	31,051	44,573
Gain on sales of assets	(5,489)	(610)	(688)	(100)	(109)
Depreciation and amortization	6,518	8,405	11,549	5,062	7,909
Interest	16,272	18,529	26,309	9,873	9,163
Reorganization, net	—	(664)	(619)	7,376	(332,611)
Restructuring	—	1,008	1,274	5,054	1,045
Impairment of reorganization value in excess of identifiable assets	—	—	91,586	—	—
Impairment of assets	—	1,400	2,297	—	—

Total costs and operating expenses	265,041	225,437	394,343	136,923	(163,191)

Income (loss) from operations	22,059	4,690	(87,430)	(13,241)	322,371
Income from investments in joint ventures	1,551	2,475	3,340	1,845	2,640

Income (loss) before provision for income taxes	23,610	7,165	(84,090)	(11,396)	325,011
Provision for income taxes	2,302	4,383	5,109	2,927	3,026

Net income (loss)	$21,308	$2,782	$(89,199)	$(14,323)	$321,985

Net income (loss) per share:
Basic	$1.07	$0.14	$(4.46)	$(0.72)

Diluted	$0.97	$0.14	$(4.46)	$(0.72)

Weighted average number of common shares outstanding:
Basic	20,000	20,000	20,000	20,000

Diluted	24,024	20,000	20,000	20,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003

(In thousands, except per share amounts)

	Successor
	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$26,842	$21,305
Cash in escrow and restricted cash	88,663	63,266
Mortgages and contracts receivable, net of allowances of $26,530 and $29,443 at September 30, 2004 and December 31, 2003, respectively	278,569	182,822
Retained interests in mortgages and contracts receivable sold	23,319	19,637
Due from related parties, net	6,279	4,514
Other receivables, net	26,608	19,644
Prepaid expenses and other assets, net	47,944	37,660
Assets held for sale	551	11,953
Investments in joint ventures	7,187	20,702
Unsold Vacation Interests, net	168,858	136,599
Property and equipment, net	77,996	73,140
Goodwill, net	82,759	61,616
Intangible and other assets, net	1,283	1,195

Total assets	$836,858	$654,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings under line of credit agreements	$171,737	$245,725
Accounts payable	10,401	7,056
Accrued liabilities	80,895	95,955
Income taxes payable	3,421	3,716
Deferred revenues	95,127	94,822
Securitization notes	151,710	—
Senior subordinated convertible notes	95,000	—
Notes payable	2,261	3,201

Total liabilities	610,552	450,475

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 75,000 and 30,000 shares authorized at September 30, 2004 and December 31, 2003, respectively: 18,891 and 18,495 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively)	189	185
Additional paid-in-capital	297,145	296,709
Accumulated deficit	(82,214)	(103,522)
Accumulated other comprehensive income	11,186	10,206

Total stockholders’ equity	226,306	203,578

Total liabilities and stockholders’ equity	$836,858	$654,053

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Five Months Ended December 31, 2002 and

Seven Months Ended July 31, 2002

(In thousands)

	Successor				Predecessor
	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Year Ended December 31, 2003	Five Months Ended December 31, 2002	Seven Months Ended July 31, 2002
		(Unaudited)
Operating activities:
Net income (loss)	$21,308	$2,782	$(89,199)	$(14,323)	$321,985
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	6,518	8,405	11,549	5,062	7,909
Provision for doubtful accounts and loan losses	7,180	4,336	5,638	2,459	4,851
Amortization of capitalized financing costs, deferred loan and contract origination costs and other	9,971	9,283	13,648	4,018	1,915
Income from investments in joint ventures	(1,551)	(2,475)	(3,340)	(1,845)	(2,640)
Gain on sales of assets	(5,489)	(681)	(760)	(56)	(4,165)
Gain on settlement of debt	—	—	—	—	(34,563)
Gain on cancellation of debt	—	—	—	—	(232,696)
Fresh-start adjustments	—	—	—	—	(112,742)
Impairment of reorganization value in excess of identifiable assets	—	—	91,586	—	—
Loss on foreign currency	985	—	—	—	—
Asset impairments	—	1,400	2,297	—	—
Deferred income taxes	—	(22)	—	—	(522)
Changes in retained interests in mortgages and contracts receivable sold	(3,682)	(974)	(1,548)	(1,300)	(980)
Changes in operating assets and liabilities:
Cash in escrow and restricted cash	(23,549)	5,304	(7,650)	1,638	48,934
Mortgages and contracts receivable	(17,495)	(2,256)	(6,485)	(1,505)	2,197
Due from related parties, net	(1,016)	(3,907)	(2,671)	2,247	5,858
Other receivables, net	629	(4,357)	2,691	(6,433)	989
Prepaid expenses and other assets, net	2,273	(7,801)	(7,801)	1,422	(6,997)
Unsold Vacation Interests, net	22,756	15,539	18,313	12,972	6,128
Liabilities not subject to compromise:
Accounts payable	1,695	(4,217)	(5,743)	(5,940)	4,053
Accrued liabilities	(21,830)	(3,441)	1,919	(23,279)	10,699
Income taxes payable	(342)	(1,909)	174	3,646	850
Deferred revenues	(1,416)	(2,703)	(4,711)	2,402	9,946
Liabilities subject to compromise	—	—	—	—	(2,043)

Net cash (used in) provided by operating activities	(3,055)	12,306	17,907	(18,815)	28,966

Investing activities:
Proceeds from sales of assets	14,223	270	270	7,322	(10)
Capital expenditures	(6,813)	(5,723)	(8,492)	(9,862)	(7,380)
Purchase of remaining 77% partnership interest in West Maui Resort Partners, L.P.	(105,883)	—	—	—	—
Purchase of Epic mortgages and contracts receivable	(43,915)	—	—	—	—
Purchase of Thurnham Leisure Group	(3,835)	—	—	—	—
Purchase of certain assets of Epic Resorts Group	—	—	(26,316)	—	—
Purchase of U.S. government securities pledged under bond indenture	(10,426)	—	—	—	—
Increase in intangible and other assets, net	(563)	(1,061)	(433)	(1)	(5,713)
Distributions from investments in joint ventures	3,683	12,028	13,141	7	1,240

Net cash (used in) provided by investing activities	(153,529)	5,514	(21,830)	(2,534)	(11,863)

(Continued)

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Five Months Ended December 31, 2002 and

Seven Months Ended July 31, 2002

(In thousands)

	Successor				Predecessor
	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Year Ended December 31, 2003	Five Months Ended December 31, 2002	Seven Months Ended July 31, 2002
		(Unaudited)
Financing activities:
Borrowings under debtor-in possession financing agreements, net of debt issuance costs	$—	$—	$—	$—	$101,895
Borrowings under line of credit agreements	161,216	11,004	37,254	46,188	193,877
Proceeds from issuance of senior subordinated convertible notes	95,000	—	—	—	—
Proceeds from issuance of securitization notes	151,710	—	—	—	—
Payments of debt issuance costs	(8,822)	(4,500)	(4,500)	(176)	(8,936)
Proceeds from issuance of notes payable	921	7,189	7,409	2,962	2,847
Payments of accrued interest on settlement of debt	—	—	—	—	(15,058)
Payments on debtor-in-possession financing agreements	—	—	—	—	(170,206)
Payments on notes payable and mortgage-backed securities	(1,861)	(5,959)	(7,618)	(22,287)	(11,351)
Payments on line of credit agreements	(235,204)	(24,059)	(31,594)	(10,986)	(110,924)

Net cash provided by (used in) financing activities	162,960	(16,325)	951	15,701	(17,856)

Effect of changes in exchange rates on cash and cash equivalents	(839)	794	1,317	608	1,546

Net increase (decrease) in cash and cash equivalents	5,537	2,289	(1,655)	(5,040)	793
Cash and cash equivalents, beginning of period	21,305	22,960	22,960	28,000	27,207

Cash and cash equivalents, end of period	$26,842	$25,249	$21,305	$22,960	$28,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$10,496	$11,277	$15,588	$16,141	$13,602
Cash paid for taxes, net of tax refunds	$2,662	$6,209	$4,901	$(1,997)	$3,091

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets Held for Sale reclassified to Unsold Vacation Interests	$—	$7,620	$7,956	$—	$—
Assets Held for Sale reclassified to Property and Equipment	$—	$3,146	$3,146	$—	$—
Property and Equipment transferred to Unsold Vacation Interests, net	$3,878	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(DEFICIENCY) AND COMPREHENSIVE INCOME (LOSS)

Nine Months Ended September 30, 2004, Year Ended December 31, 2003,

Five Months Ended December 31, 2002 and Seven Months Ended July 31, 2002

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficiency)	Comprehensive Income (Loss)
	Shares Outstanding	Amount
PREDECESSOR
BALANCE AT JANUARY 1, 2002	36,025	$360	$164,607	$(491,281)	$(9,436)	$(335,750)
Net loss, excluding plan of reorganization and fresh-start adjustments	—	—	—	(23,454)	—	(23,454)	$(23,454)
Other comprehensive income (loss):
Unrealized loss on securities classified as available-for-sale, net of tax of $0	—	—	—	—	(164)	(164)	(164)
Currency translation adjustments, net of tax of $0	—	—	—	—	5,238	5,238	5,238
Effect of plan of reorganization and fresh-start adjustments:
Cancellation of old common stock	(36,025)	(360)	(164,607)	—	—	(164,967)	(164,967)
Issuance of new common stock and warrants	18,045	180	305,405	—	—	305,585
Gain on cancellation of debt	—	—	—	232,697	—	232,697	232,697
Other fresh-start adjustments	—	—	(8,691)	282,038	4,362	277,709	277,709

BALANCE AT JULY 31, 2002	18,045	180	296,714	—	—	296,894
Comprehensive income for the seven months ended July 31, 2002							$327,059

SUCCESSOR
Net loss	—	—	—	(14,323)	—	(14,323)	$(14,323)
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	—	—	—	—	1,755	1,755	1,755

BALANCE AT DECEMBER 31, 2002	18,045	180	296,714	(14,323)	1,755	284,326
Comprehensive loss for the five months ended December 31, 2002							$(12,568)

Issuance of common stock to Class 9 Creditors	450	5	(5)	—	—	—
Net loss	—	—	—	(89,199)		(89,199)	$(89,199)
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	—	—	—	—	8,451	8,451	8,451

BALANCE AT DECEMBER 31, 2003	18,495	185	296,709	(103,522)	10,206	203,578
Comprehensive loss for the year ended December 31, 2003							$(80,748)

Adjustment to warrant exercise price	—	—	440	—	—	440
Issuance of common stock to Class 9 Creditors	396	4	(4)	—	—	—
Net income for the nine months ended September 30, 2004	—	—	—	21,308	—	21,308	$21,308
Other comprehensive income:
Currency translation adjustments, net of tax of $0	—	—	—	—	980	980	980

BALANCE AT SEPTEMBER 30, 2004	18,891	$189	$297,145	$(82,214)	$11,186	$226,306

Comprehensive income for the nine month period ended September 30, 2004							$22,288

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

Note 1—Background, Business and Basis of Presentation

Business and Background

Sunterra Corporation, a Maryland corporation, was incorporated in May 1996 as KGK Resorts, Inc., and was later known as Signature Resorts, Inc. At the time of its August 1996 initial public offering, the Company owned nine vacation ownership resorts in Hawaii, Florida, South Carolina, Missouri, and California and in the Caribbean. The Company became known as Sunterra Corporation in the second quarter of 1998. Sunterra has grown to become one of the world’s largest vacation ownership companies, as measured by the number of individual resort locations and owner families. At September 30, 2004 the Company had over 300,000 owner families vacationing at 92 resorts in 12 countries located in North America, Europe and the Caribbean. See Note 12 for detailed geographic segment information.

The operations of Sunterra include (i) marketing and selling vacation ownership interests at its locations and off-site sales centers, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity (“Vacation Intervals”), and vacation points which may be redeemed for occupancy rights, for varying lengths of stay, at participating resort locations (“Vacation Points”, and together with Vacation Intervals, “Vacation Interests”), both of which generally include a deeded, fee-simple interest in a particular unit, (ii) marketing and selling vacation points representing a beneficial interest in a trust which holds title to vacation property real estate for the benefit of purchasers of those points, (iii) leasing Vacation Intervals at certain Caribbean locations, (iv) acquiring, developing, and operating vacation ownership resorts, (v) providing consumer financing to individual purchasers for the purchase of Vacation Interests at its resort locations and off-site sales centers, and (vi) providing resort rental management and maintenance services to vacation ownership resorts, for which the Company receives fees paid by the resorts’ homeowners associations.

Change in Fiscal Year End

Effective October 1, 2004, the Company changed its fiscal year end for financial reporting purposes from a calendar year end to the 12-month period commencing October 1 and ending September 30 and as such, financial information for the nine-month transition period ended September 30, 2004 is presented herein compared to unaudited financial information for the nine-month period ended September 30, 2003. Certain information required to present complete financial statements for the nine month period ended September 30, 2003 has been omitted.

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

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

Reclassifications

Reclassifications were made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

Note 2—Reorganization of the Business Under Chapter 11, Fresh Start Accounting, Reorganization and Restructuring Costs and Gains on Settlement of Debt

Reorganization

On May 31, 2000 (the “Petition Date”), Sunterra Corporation and 36 of its wholly owned subsidiaries each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Maryland (Baltimore Division) (the “Bankruptcy Court”). Two additional subsidiaries subsequently filed voluntary petitions under Chapter 11 of the Bankruptcy Code. The bankruptcy cases of Sunterra Corporation and its subsidiaries that filed for relief under the Bankruptcy Code were jointly administered. These entities were operated as debtors-in-possession (the “Debtor Entities”) in accordance with the provisions of the Bankruptcy Code. Sunterra Corporation’s subsidiaries that did not file voluntary petitions for relief under Chapter 11 (the “Non-Debtor Entities,” and collectively with the Debtor Entities, the “Company”) continued to operate their respective businesses outside the protection of the Bankruptcy Code.

A disclosure statement for a proposed plan of reorganization (the “Plan of Reorganization” or “Plan”) was approved by order of the Bankruptcy Court entered on April 25, 2002, and the Plan of Reorganization and disclosure statement were mailed to creditors on or about May 14, 2002. The Plan received the requisite votes of creditor interests, and the Bankruptcy Court confirmed the Plan by an order entered on June 21, 2002. According to the terms of the Plan, it became effective when certain conditions, as set forth in the Plan, were either satisfied or waived by the Official Committee of Unsecured Creditors. The conditions to the effectiveness of the Plan were fulfilled on July 29, 2002 (the “Effective Date”) and the Debtor Entities emerged from their Chapter 11 proceedings on that date.

The Plan provides for (i) payment in full of allowed administrative and fee claims (which include, among other things, assumed contracts, professional fees and indenture trustee fees and expenses), debtor-in-possession lender claims and priority taxes; and (ii) settlement and resolution of all other claims against the Debtor Entities as of the Petition Date. The Plan provides for distributions to creditors of: (i) cash, (ii) new debt securities, (iii) new common stock of the reorganized Company (“New Sunterra Stock”), and (iv) warrants for the purchase of New Sunterra Stock. Certain of the unsecured creditors also received non-transferable beneficial interests in a trust to be established for purposes of pursuing certain claims against third parties. Pursuant to the terms of the

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

Plan, the Debtor Entities are deemed substantively consolidated and treated as a single entity to eliminate: (i) cross-corporate guaranties by one Debtor Entity of another Debtor Entity, (ii) duplicate claims against more than one debtor entity, and (iii) intercompany claims among the substantively consolidated Debtor Entities. As a result of the substantive consolidation, each claim filed against one of the Debtor Entities will be deemed to be filed against all of the debtors as a single entity. The consolidated assets create a single fund from which all claims against the consolidated Debtor Entities are satisfied.

Under the Bankruptcy Code, pre-petition liabilities must be satisfied before stockholders may receive any distribution. The Plan provided for no distributions to the holders of the Predecessor Company’s common stock, and all then outstanding shares of such common stock were cancelled as of the Effective Date.

Pursuant to the Plan, the following transactions were completed on or about the Effective Date:

•	The Company amended and restated its Bylaws and also filed Articles of Amendment and Restatement with the Maryland State Department of Assessments and Taxation authorizing an aggregate of 30,000,000 shares of new common stock, par value $0.01 per share (subsequently increased to 75,000,000);

•	The Company entered into a loan agreement (the senior finance facility) with Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”), as agent and lender with a maximum availability of $300 million to be used to make cash payments required under the Plan and for general corporate and working capital purposes. As part of this loan agreement, Merrill Lynch was granted warrants exercisable for 1,190,148 shares of Successor common stock at an exercise price of $15.25 per share (the deemed value of the shares), subject to adjustment under certain anti-dilution provisions of the warrant agreement. The loan and related warrant agreements were subsequently amended. See Note 9;

•	The Company adopted the Sunterra Corporation 2002 Stock Option Plan, under which the Company may grant certain employees options to purchase shares of new common stock and reserved 2,012,821 shares of new common stock for issuance under the Plan (later increased to 3,000,000) ;

•	The Company entered into a Warrant Agreement with Mellon Investor Services LLC, as warrant agent, which provides for the issuance of warrants to purchase up to 600,000 shares of new common stock at an exercise price of $20.00 per share to former holders of certain subordinated notes as set forth in the Plan; and

•	The Company entered into a Registration Rights Agreement with Merrill Lynch and certain holders of new common stock and filed registration statements under the Securities Act of 1933 to register the resale of shares of new common stock by certain holders.

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

After extensive negotiations between the Company and its creditors, the Company’s enterprise value was determined to be $525.0 million. The enterprise value was based on, among other things, a calculation of discounted projected cash flows for the reorganized Company, an analysis of comparable public company trading valuations, and an analysis of comparable company transaction values. The discounted cash flow analysis was based on 5-year cash flow projections prepared by management. Cash flows were discounted at 19.4% representing the after-tax weighted average cost of capital. The terminal value calculation was based on a multiple of EBITDA. The cash flow projections were based on estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company, including, but not limited to, those with respect to the future revenues and costs of developing Vacation Interests. Accordingly, differences are expected between the projections and the actual results because events and circumstances frequently do not occur as expected, and those differences may be material.

The liabilities of reorganized Sunterra consisted primarily of post-petition current liabilities, notes payable in settlement of certain pre-petition claims, certain outstanding pre-petition allowed claims, and amounts outstanding under the senior finance facility. In accordance with fresh-start accounting, a gain on forgiveness of pre-petition liabilities of $232.7 million resulting from the implementation of the Plan is included in the Predecessor Company’s consolidated statement of operations for the seven months ended July 31, 2002. In addition, the accumulated deficit of the Predecessor company as of July 31, 2002 totaling $282.0 million (after the effect of the gain on cancellation of pre-petition liabilities) was eliminated, and, at August 1, 2002, the reorganized Successor company’s financial statements showed no beginning retained earnings or deficit. In addition, all accumulated depreciation and amortization were reduced to $0 at July 31, 2002.

The Company determined that the reorganization value of the assets, net exceeded the fair value of identifiable assets, net at July 31, 2002 and recognized $153.2 million as reorganization value in excess of amounts allocable to identifiable assets—goodwill. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, the excess reorganization value is assumed to have an indefinite useful life and will not be amortized. The excess reorganization value will be tested for impairment at least annually as specified in SFAS No. 142. As a result of adopting fresh-start reporting upon emerging from Chapter 11 status, the Company’s financial statements are not comparable with those prepared before the Plan was confirmed, including the historical consolidated financial statements included herein.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

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

Reorganization and Restructuring Costs

In conjunction with and as a result of the bankruptcy reorganization under Chapter 11, the Company has incurred certain expenses and losses offset by income and gains. These items have been segregated from normal operating costs and consist of the following:

	Successor			Predecessor
	Nine months ended September 30, 2004	Year ended December 31, 2003	Five months ended December 31, 2002	Seven months ended July 31, 2002
Professional fees	$—	$747	$5,840	$23,278
Employee retention and severance programs	—	(109)	40	1,733
Provision for rejected executory contracts	—	—	—	—
Net gains on asset sales	—	(72)	(53)	(4,165)
Gains on settlement of debt	—	(634)	—	(21,236)
Gain on cancellation of pre-petition liabilities	—	—	—	(232,697)
Fresh-start adjustments	—	—	—	(112,742)
Other	—	(551)	1,549	13,327
Interest income	—	—	—	(109)

	$—	$(619)	$7,376	$(332,611)

The Company made cash payments for reorganization expenses of approximately $0.0 million for the nine months ended September 30, 2004, $0.8 million for the year ended December 31, 2003, $27.9 million for the five months ended December 31, 2002 and $28.9 million for the seven months ended July 31, 2002.

In 2002, the Company initiated and implemented a new strategic plan that included streamlining of the legal structure, and relocation of the Company’s headquarters and expenditures related to its unified global club. During the nine months ended September 30, 2004, the year ended December 31, 2003, the five months ended December 31, 2002, and the seven months ended July 31, 2002, the Company recorded restructuring charges of $0.0 million, $1.3 million, $5.1 million and $1.0 million, respectively.

Gains on Settlement of Debt

In January 2002, pursuant to an order of the Bankruptcy Court, the Company entered into an agreement (the “Finova Agreement”) with Finova Capital Corporation (“Finova”) that provided for payment by the Company of

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

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

Pursuant to the Plan and the confirmation order of the Bankruptcy Court (the “Confirmation Order”), Bank of America, Societe Generale, OCM Real Estate Opportunities Fund II, L.P. (as successor to Union Bank of California, N.A. and Bank of Hawaii), (the “Bank Group”) and the Debtor Entities agreed to adopt certain terms and conditions to govern the discharge and complete satisfaction of all obligations of the Debtor Entities to the Bank Group.

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

In December 2002, the Company exercised a “clean-up” call provision relating to certain securitized notes that were carried in the Company’s balance sheet and included in notes payable as of December 31, 2001. The cash required to facilitate the call was borrowed under the senior finance facility in the amount of $13.6 million. No gain or loss was recognized on this transaction.

There were no gains on settlement of debt in the nine months ended September 30, 2004 or in the year ended December 31, 2003.

Note 3—Summary of Significant Accounting Policies

Principles of Consolidation—The accompanying consolidated financial statements include all majority-owned subsidiaries in which the Company exercises control. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting. The Company does not have any interests in any entity considered to be a variable interest entity for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended in December 2003 by Interpretation 46R. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of these entities. The Company currently is a minority partner in one joint venture, and in July 2004 purchased the remaining 77% interest in West Maui Resort Partners, L.P. (“Ka’anapali”), both of which are discussed in Note 15. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company in preparation of its financial statements include: (i) mortgages and contracts receivable allowance for loan and contract losses, (ii) valuation of retained interests in mortgages and contracts receivable sold, (iii) estimated net realizable value of assets held for sale, (iv) future sales plans used to allocate certain Unsold Vacation Interests to cost of Vacation Interest cost of sales under the relative sales value method, (v) impairment of long-lived assets including goodwill, and (vi) the valuation allowance recorded against deferred tax assets. It is at least reasonably possible that a material change in one of these estimates may occur in the near term and cause actual results to differ materially.

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

Gains and losses from foreign currency transactions are included in the consolidated statements of operations. For the nine months ended September 30, 2004, the Company’s European operations experienced a loss of $1.0 million related to holding Euros. There were no significant gains or losses on foreign currency transactions in 2003 or 2002.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

Derivative Instruments—The Company uses interest rate cap agreements from time to time to manage interest rate exposure. At September 30, 2004 and December 31, 2003, no agreements were in effect and no amounts were due by or owed to the Company under these agreements.

Net Income (Loss) Per Share—Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of net income (loss) available to common shareholders assuming dilution follows:

	Nine months ended September 30, 2004	Nine months ended September 30, 2003	Year ended December 31, 2003	Five months ended December 31, 2002
Net income (loss) available to common shares outstanding	$21,308	$2,782	$(89,199)	$(14,323)
Effect of dilutive securities:
3 3/4% Senior Subordinated Convertible Notes due 2024	$2,085	—	—	—

Net income (loss) available to diluted common shares outstanding	$23,393	$2,782	$(89,199)	$(14,323)

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

	Nine months ended September 30, 2004	Nine months ended September 30, 2003	Year ended December 31, 2003	Five months ended December 31, 2002
Basic weighted average common shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000
Effect of dilutive securities:
3 3/4% Senior Subordinated Convertible Notes due 2024	4,023,754	—	—	—

Diluted weighted average common shares outstanding	24,023,754	20,000,000	20,000,000	20,000,000

For the nine months ended September 30, 2004, a total of 1,790,148 shares attributable to the exercise of outstanding warrants and 1,688,062 shares of the Company’s common stock attributable to the exercise of outstanding options under the Sunterra Corporation 2002 Stock Option Plan were excluded from the calculation of diluted income per share because the exercise price of the warrants and options exceeded the average price of the Company’s common stock. For the nine months ended September 30, 2003 as well as for the year ended December 31, 2003, a total of 1,790,148 shares attributable to the exercise of outstanding warrants and 1,391,821 shares of the Successor entity’s common stock attributable to the exercise of outstanding options under the Sunterra Corporation 2002 Stock Option Plan were excluded from the calculation of diluted income per share because the exercise price of the warrants and options exceeded the average price of the Company’s common

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

stock. For the five months ended December 31, 2002, a total of 1,790,148 shares attributable to the exercise of outstanding warrants were excluded from the calculation of diluted loss per share because the effect was anti-dilutive. As of July 31, 2002, the effective date of the Plan for accounting purposes, all previously outstanding equity securities of the Company were cancelled.

In connection with implementation of the Plan, 18,045,077 shares of the Company’s common stock were issued during 2002. During the fourth quarter of 2003 and the nine months ended September 30, 2004, respectively, additional distributions of 449,813 shares and 395,986 shares of common stock were issued to certain creditors. An additional distribution of 1,109,124 shares of the Company’s common stock will be made to certain former creditors on a pro rata basis for no cash consideration. In accordance with the provisions of SFAS No. 128, Earnings per Share, these shares of common stock to be issued are considered to be outstanding and included in the computation of net income (loss) per share of the Company.

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

Prior to March 2004, transactions involving Vacation Interests in certain Caribbean locations were legally structured as long-term lease arrangements for either 99 years or a term expiring in 2050. The Vacation Interests subject to such leases revert to the Company at the end of the lease terms. Such transactions are accordingly accounted for as operating leases, with the sales value of the intervals recorded as deferred revenue at the date of execution of the transactions. Revenue deferred under these arrangements is recognized straight-line over the term of the lease agreements and is included in Vacation Interests revenue. In addition, the Company collects maintenance fees from the lessees on these properties, which are accrued as earned and included in management services revenue. The direct marketing costs of the lease contracts were also deferred and are being amortized over the term of the leases. The leased assets consist of buildings and improvements and furniture and fixtures and are depreciated over terms of 40 years and 7 years, respectively. During the first quarter of 2004, the Company began to convey Vacation Points representing beneficial interests in a trust that holds title to the underlying resorts. See Note 6 “St. Maarten transactions” for details.

The Company rents unsold Vacation Interests on a short-term basis. Such resort rental revenue is accrued as earned. Also included in rental revenues are revenue on sales of one-week leases and mini-vacations which allow prospective owners to sample a resort property and which is deferred until the vacation is used by the customer or the expiration date of the one year lease or mini-vacation passes. Property management fee revenues are accrued as earned in accordance with the management contracts.

Revenue on the upgrade of Vacation Interests ownership to club membership that allows owners to exchange an annual Vacation Interval at their home resort for time at another resort is deferred and amortized over ten years. Club membership annual dues are accrued as earned.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

Other revenue also includes nonrefundable commissions earned by the European subsidiary on the origination of loans to customers by a third party to finance purchases of Vacation Interests. The commission revenue is recorded upon recognition of the related Vacation Interest revenue.

Interest earned on mortgages and contracts receivable is accrued as earned based on the contractual provisions of the mortgages and contracts. Interest accrual is suspended on mortgages and contracts receivable that are at least 180 days delinquent or are a first payment default.

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

Vacation Interests carrying cost—The Company incurs a portion of operating expenses of the homeowners’ associations based on ownership of the unsold Vacation Interests at each of the respective properties. In addition, the Company may enter into a subsidy guarantee to fund negative cash flows. All such costs are expensed as incurred.

Loan Portfolio Expenses—Loan portfolio expenses include payroll, administrative and occupancy costs of the finance operations as well as loan servicing fees paid to third parties. These costs are expensed as incurred.

Income Taxes—The Company accounts for income taxes in accordance with the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which the deferred tax assets or liabilities are expected to be realized or settled. Income tax expense consists of the taxes payable for the current period and the change during the period in deferred tax assets and liabilities. The tax basis operating income of the North American operations was offset by operating losses for prior years. In future periods, such tax basis operating income of the North American operations will be partially offset by operating losses from periods prior to the fresh start date. As such, the tax benefits will first reduce goodwill and once goodwill is exhausted, increase additional paid in capital.

Stock-Based Compensation—The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, (“SFAS No. 148”). This pronouncement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under the Company’s plan are granted with an exercise price equal to or greater than the fair market value on the date of the grant.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

At September 30, 2004 and December 31, 2003, the Company had one primary stock option plan, the Sunterra Corporation 2002 Stock Option Plan, which is described more fully in Note 18, and was instituted upon the Effective Date. All outstanding options to purchase the common stock of the Predecessor Company were cancelled on the Effective Date. No stock-based employee compensation cost is reflected in the net income (loss) in the accompanying consolidated statements of operations, as all options granted under the Company’s stock option plans had exercise prices equal to or above the quoted or estimated market price of the underlying common stock on the date of the grant. The following table presents the Company’s net income (loss) and the pro forma net income (loss) per share had the Company adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 (in thousands, except per share data):

	Successor				Predecessor
	Nine months ended September 30, 2004	Nine months ended September 30, 2003	Year ended December 31, 2003	Five months ended December 31, 2002	Seven months ended July 31, 2002
Net income (loss), as reported	$21,308	$2,782	$(89,199)	$(14,323)	$321,985
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,638)	(2,214)	(2,911)	—	(629)

Pro forma net income (loss)	$18,670	$568	$(92,110)	$(14,323)	$321,356

Basic net income (loss) per share, as reported	$1.07	$0.14	$(4.46)	$(0.72)
Diluted net income (loss) per share, as reported	$0.97	$0.14	$(4.46)	$(0.72)
Basic pro forma net income (loss) per share	$0.93	$0.03	$(4.61)	$(0.72)
Diluted pro forma net income (loss) per share	$0.86	$0.03	$(4.61)	$(0.72)

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

The fair value of stock options used to compute pro forma net income (loss) and pro forma net income (loss) per share disclosures is estimated using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, this model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information, and notably, the Company’s common stock has limited trading history. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. The following table summarizes the Black-Scholes option-pricing model assumptions used to compute the weighted average fair value of stock options granted during the periods.

	Successor			Predecessor
	Nine months ended September 30, 2004	Year ended December 31, 2003	Five months ended December 31, 2002	Seven months ended July 31, 2002
Dividend yield	0.0%	0.0%	—	—
Expected volatility	58.53%	69.17%	—	—
Risk-free interest rate	2.76%	2.46%	—	—
Expected holding period (in years)	5.0	5.0	—	—
Weighted average fair value of options granted	$4.88	$4.80	—	—

As noted in the “Net Income (Loss) Per Share” paragraph above, the Company has also issued warrants for the purchase of 1,790,148 of the Company’s common shares to non-employee creditors in connection with the Plan (see Note 2). The Company accounts for these issuances under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, and related interpretations, which utilizes a fair-value method of accounting. The Company used the following assumptions in estimating the fair value of these warrants: expected life-5 years; interest rate—3.81%; expected dividends—$0; volatility—50%. As discussed in Note 9, the Company amended the exercise price of these warrants.

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

The Company collects cash billed on behalf of homeowners’ associations in Europe, which is recorded as restricted cash, with a corresponding liability until disbursed. The Company also receives deposits at signing of

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

sales and leases of Vacation Interests, which are restricted until the sale closes escrow and has been recorded in governmental property ownership records, which are characterized as “escrow” cash below. Additionally, in its capacity as servicer of mortgages and contracts, the Company collects cash on overnight rental operations on behalf of owners and homeowners’ associations, which are captioned “Rental trust” below. On September 30, 2004, the Company completed a $151.7 million private offering and sale of vacation ownership receivable-backed notes (the “2004 Securitization”). Approximately $171.4 million (including $17.0 million in aggregate principal of vacation ownership receivables sold during the ninety day period commencing September 30, 2004) in aggregate principal of vacation ownership receivables collateralized the notes. Upon transferring the $17.0 million in aggregate principal of vacation ownership receivables sold during the ninety-day period commencing September 30, 2004, such amounts were effectively released from Restricted Cash. The balance of approximately $7.2 million remains restricted (see Note 20).

The balances within Cash in Escrow and Restricted Cash on the accompanying consolidated balance sheets are comprised of:

	September 30, 2004	December 31, 2003
Collected on behalf of homeowners’ associations	$38,106	$52,483
Escrow	10,744	7,255
Bonds and deposits	12,781	1,695
Rental trust	1,540	1,563
Sunterra Owner Trust 2004-1 cash	24,204	—
Other	1,288	270

Total cash in escrow and restricted cash	$88,663	$63,266

Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses—The Company provides financing to purchasers and lessees of Vacation Interests that are collateralized by their interest in such Vacation Interests. The mortgages and contracts generally bear interest at fixed rates between 12% and 17%. The term of the mortgages and contracts typically average seven to ten years, and may be prepaid at any time without penalty. The contract weighted average interest rate of outstanding mortgages and contracts receivable was 14.2% and 14.5% at September 30, 2004 and December 31, 2003, respectively. Mortgages and contracts receivable in excess of 60 days past due at September 30, 2004 and December 31, 2003 were 3.2% and 4.3%, respectively, of gross mortgages and contracts receivable principal.

Mortgages and contracts receivable are recorded at amortized cost, including deferred loan and contract origination costs, less the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests have been capitalized and are being amortized over the term of the mortgages or contracts receivable as an adjustment to interest revenue on mortgages and contracts receivable using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $1.5 million for the nine months ended September 30, 2004, $0.7 million for the year ended December 31, 2003, $0.4 million for the five months ended December 31, 2002 and $0.3 million for the seven months ended July 31, 2002.

The Company recorded a $10.3 million premium at July 31, 2002 on mortgages and contracts receivable, which will be amortized over the life of the mortgages and contracts receivable portfolio. At September 30, 2004

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

and December 31, 2003, the net unamortized premium was $4.5 million and $7.0 million, respectively. During the nine months ended September 30, 2004, the year ended December 31, 2003 and the five months ended December 31, 2002, amortization of $2.5 million, $2.2 million and $1.1 million, respectively, was recorded as an adjustment of interest revenue.

The following reflects the scheduled contractual principal maturities of mortgages and contracts receivable:

Year ending September 30:
2005	$47,792
2006	42,012
2007	39,922
2008	36,108
2009	31,304
2010 and thereafter	82,687

279,825
Mortgages and contracts receivable in transit	15,991

$295,816

The following summarizes the Company’s total mortgages and contracts receivable, net as of the dates on the accompanying consolidated balance sheets:

	September 30, 2004	December 31, 2003
Mortgages and contracts receivable principal	$295,816	$200,983
Deferred loan and contract origination costs, net of accumulated amortization	4,770	4,258
Premium on mortgages and contracts receivable, net of accumulated amortization	4,513	7,024

Mortgages and contracts receivable, gross	305,099	212,265
Less allowance for loan and contract losses	(26,530)	(29,443)

Mortgages and contracts receivable, net	$278,569	$182,822

The Company provides for estimated mortgages receivable cancellations and defaults at the time the Vacation Interest revenues are recorded by a charge to the provision for doubtful accounts and loan losses and an increase to the allowance for loan and contract losses. A similar loss allowance is provided for certain Vacation Interest transactions structured as long-term operating lease arrangements by a charge to deferred lease revenue, which is included in deferred revenue on the consolidated balance sheets, and a credit to an allowance for loan and contract losses. The Company periodically performs an analysis of factors such as economic conditions and industry trends, defaults, past due agings and historical write-offs of mortgages and contracts receivable, to evaluate the adequacy of the allowance.

The Company’s allowance for mortgages and contracts receivable includes both an amount related to receivables that existed at July 31, 2002 (Predecessor portfolio), and an amount that relates to receivables

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

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

Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is as follows:

	Successor			Predecessor
	Nine months ended September 30, 2004	Year ended December 31, 2003	Five months ended December 31, 2002	Seven months ended July 31, 2002
Balance, beginning of period	$29,443	$32,394	$32,526	$36,206
Provision for loan and contract losses	7,082	6,193	1,925	3,137
Receivables charged off, net	(10,616)	(10,344)	(2,057)	(6,817)
Other	621	1,200	—	—

Balance, end of period	$26,530	$29,443	$32,394	$32,526

Other Receivables, net—Included in other receivables on the accompanying consolidated balance sheets are $2.6 million and $1.7 million at September 30, 2004 and December 31, 2003, respectively, of accrued interest receivable related to mortgages and contracts receivable. Other receivables also include amounts due to the Company for other revenues.

Activity in the allowance for doubtful accounts included in other receivables is as follows:

	Successor			Predecessor
	Nine months ended September 30, 2004	Year ended December 31, 2003	Five months ended December 31, 2002	Seven months ended July 31, 2002
Balance, beginning of period	$5,146	$12,278	$14,272	$17,547
Provision for doubtful accounts	98	126	—	108
Receivables charged off	(2,406)	(7,258)	(1,994)	(3,383)

Balance, end of period	$2,838	$5,146	$12,278	$14,272

Retained Interests in Mortgages and Contracts Receivable Sold—Retained interests in mortgages and contracts receivable sold are generated upon sale of mortgages receivable and represent the net present value of the expected excess cash flow to the Company after repayment by the purchaser of principal and interest on the obligations secured by the mortgages and contracts receivable sold. The retained interests are classified as trading securities

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, based on management’s intent and the existence of prepayment options. Retained interests are marked to fair value at each reporting date based on certain assumptions and the adjustments, if any, are reported as a component of operating income (loss). During the nine month period ended September 30, 2004, the Company recorded a $2.6 million gain due to the improved performance and information on certain off-balance sheet securitized obligations. Such amounts are included in Other revenue in the accompanying consolidated statement of operations.

The Company measures the fair value of retained interests in mortgages receivable sold at each reporting date by estimating the expected future cash flows using updated economic assumptions for the weighted average life, prepayment speed and expected default rates based on historical experience and then discounting the estimated cash flows at a current fair value interest rate. These assumptions are developed based on the static pool methodology whereby the prepayment speed and expected default rates are developed based on the age and payment characteristics of the mortgages receivable. At September 30, 2004, the key economic assumptions and the sensitivity of the current fair value of retained interests in mortgages receivable sold to an immediate 10% or 20% adverse change in those assumptions are as follows:

Carrying amount/fair value of retained interests	$23,319
Weighted average remaining term (in years)	3.3 - 3.99
Prepayment speed assumption (annual rate)	1.7% - 28.1%
Impact on fair value of 10% adverse change	$2.6
Impact on fair value of 20% adverse change	$4.8
Expected gross defaults (annual rate)	0.2% - 10.4%
Impact on fair value of 10% adverse change	$(134)
Impact on fair value of 20% adverse change	$(268)
Residual cash flows discount rate (annual)	16.0%
Impact on fair value of 10% adverse change	$(1,010)
Impact on fair value of 20% adverse change	$(1,958)

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

Prepaid Expenses and Other Assets—Prepaid expenses are charged to expense as the underlying assets are used or are amortized. Financing and debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized financing costs included in interest expense was $5.8 million for the nine months ended September 30, 2004, $10.8 million for the year ended December 31, 2003, $3.7 million for the five months ended December 31, 2002 and $1.5 million for the seven months ended July 31, 2002. Under the terms of the Company’s Senior Subordinated Convertible Notes due 2024 (the “Notes”), a portion of the proceeds from the offering were used to purchase a portfolio of U.S. government securities that are pledged to secure the first six scheduled interest

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

payments on the Notes. This $10.4 million was initially recorded in Prepaid expenses and other assets, net, and the balance on the accompanying balance sheet as of September 30, 2004 was $8.7 million.

Assets Held for Sale—Assets held for sale, which consisted of resort properties determined to be non-core operations and the former corporate offices, were held at the lower of cost or their estimated fair value less costs to sell and were not subject to depreciation. A building that formerly housed certain administrative functions was held for sale at September 30, 2004.

Assets held for sale consist of the following at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Unsold Vacation Interests, including undeveloped land	$—	$10,000
Property and equipment, net	551	1,953

	$551	$11,953

In 2003, the Company reclassified certain unsold Vacation Interests, including undeveloped land intended for use as Vacation Interest property, and certain other property and equipment as the related assets were no longer being actively marketed. The Company transferred a total of $8.0 million and $3.1 million, respectively from Assets held for sale to Unsold Vacation Interests and Property and equipment, net. In 2004, the Company realized proceeds of $13.1 million for dispositions of assets held for sale with an aggregate book value of $12.0 million at December 31, 2003. In 2002, the Company realized proceeds of $10.5 million for dispositions of assets held for sale with an aggregate book value of $9.3 million at December 31, 2001.

Investments in Joint Ventures—As of September 30, 2004, the Company owns a 30% interest in Poipu Resort Partners, L.P. and accounts for its investment in this joint venture under the equity method. The excess of fair value (recorded in connection with application of fresh-start accounting) over the Company’s pro-rata share of its equity in the joint venture is amortized as Vacation Interests are sold. On July 7, 2004, the Company completed the acquisition of the remaining 77% partnership interests in West Maui Resort Partners, LP, which owns and operates Embassy Vacation Resort Ka’anapali on the Hawaiian island of Maui. See Note 15 for further discussion on this transaction.

Unsold Vacation Interests—Unsold Vacation Interests are valued at the lower of cost or fair value. Development costs include acquisition costs, both hard and soft construction costs and, together with real estate costs, are allocated to Unsold Vacation Interests, net. Interest, real estate taxes and other carrying costs incurred during the construction period are capitalized and such costs incurred on completed Vacation Interest inventory are expensed. Costs are allocated to Vacation Interests cost of sales based upon the relative sales value method. Unsold Vacation Interests, net also includes the value of Vacation Interests collateralizing delinquent mortgages and contracts receivable that have been charged-off, but for which the Company does not yet hold title pending completion of the foreclosure process.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

Unsold Vacation Interests, net consists of the following as of the dates on the accompanying consolidated balance sheets:

	September 30, 2004	December 31, 2003
Development costs of Unsold Vacation Interests, net	$164,063	$133,424
Vacation Interests recoverable under defaulted mortgages	4,795	3,175

Unsold Vacation Interests, net	$168,858	$136,599

Property and Equipment—Buildings and leasehold improvements are depreciated using the straight-line method over the lesser of the estimated useful lives (40 years), or the remainder of the lease terms, respectively. Furniture, office equipment and computer equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to seven years.

Property and equipment consists of the following as of the dates on the accompanying consolidated balance sheets:

	September 30, 2004	December 31, 2003
Land and improvements	$15,112	$5,358
Buildings and leasehold improvements	50,001	61,421
Furniture and office equipment	17,484	10,335
Computer equipment	8,218	6,409
Software	9,345	8,327

	100,160	91,850
Less accumulated depreciation and amortization	(22,164)	(18,710)

Property and equipment, net	$77,996	$73,140

Depreciation and amortization expense related to property and equipment was $6.3 million for the nine months ended September 30, 2004, $11.2 million for the year ended December 31, 2003, $4.9 million for the five months ended December 31, 2002 and $6.8 million for the seven months ended July 31, 2002. As part of fresh-start accounting, historical accumulated depreciation was netted against historical cost as of July 31, 2002.

Property and equipment includes $1.0 million and $1.2 million of equipment under capital leases at September 30, 2004 and December 31, 2003, respectively. Accumulated amortization of assets acquired under capital leases at September 30, 2004 and December 31, 2003 was $0.8 million and $0.8 million, respectively. Amortization expense for capital lease assets was $0.1 million for the nine months ended September 30, 2004, $0.3 million for the year ended December 31, 2003, $0.6 million for the five months ended December 31, 2002 and $1.3 million for the seven months ended July 31, 2002, and is included in depreciation expense in the accompanying consolidated statements of operations. The related capital lease obligations of $0.2 million and $0.6 million are included in notes payable on the accompanying consolidated balance sheets at September 30, 2004 and December 31, 2003, respectively. See Note 16 for details regarding equipment under capital lease obligations.

Capitalized Software Costs—The Company capitalizes costs for internally developed software in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and amortizes the amounts over a period of three years.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

Goodwill—As discussed in Note 2 above, the Company adopted fresh-start accounting upon emergence from Chapter 11 and eliminated all existing goodwill. Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value at the date of reorganization. The Company determined that the reorganization value of the net assets exceeded the fair value of identifiable net assets at July 31, 2002 and recognized $153.2 million as reorganization value in excess of amounts allocable to identifiable assets—goodwill. Under SFAS 142, Goodwill and Other Intangible Assets, this asset is not amortized. However, the Company is required to perform an impairment test annually, or more frequently if there are triggering events. In 2003, the Company recorded an impairment of the reorganization value in excess of identifiable assets—goodwill. See Note 7, “Impairment of Assets” for details of the impairment tests performed in 2004 and 2003.

Prior to the adoption of SFAS 142, goodwill recorded in connection with the acquisition of subsidiaries was amortized over the estimated useful life of ten years. In connection with the adoption of SFAS 142, no amortization has been taken on a recurring basis.

The following table sets forth information concerning the Company’s goodwill:

	North America	Europe	Total
Balance as of August 1, 2002	$99,908	$53,294	$153,202
Goodwill acquired during the period	—	—	—
Impairment losses	—	—	—

Balance as of December 31, 2002	99,908	53,294	153,202
Goodwill acquired during the period	—	—	—
Impairment losses	(91,586)	—	(91,586)

Balance as of December 31, 2003	8,322	53,294	61,616
Goodwill acquired during the period	18,956	1,972	20,928
Impairment losses	—	—	—
Other	51	164	215

Balance as of September 30, 2004	$27,329	$55,430	$82,759

The purchase of Thurnham Leisure Group for approximately $3.8 million during the quarter ended March 31, 2004 resulted in the recording of approximately $2.0 million of goodwill in the Europe segment. The purchase of the majority interest in West Maui Resort Partners, L.P. for approximately $105.9 million during the quarter ended September 30, 2004 resulted in the recording of approximately $19.0 million of goodwill in the North America segment (see Note 4 “Business Combinations”). Such goodwill has an indefinite life and has been considered when the Company conducts its annual review of goodwill for impairment to determine if goodwill with an indefinite life has been impaired.

Intangible and Other Assets—Consisting of certain management contracts with homeowners’ associations and the unamortized value of certain intellectual property, intangible and other assets with identifiable lives are amortized over such estimated useful lives, which range from three to ten years.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

Intangible and other assets, net consists of the following as of the dates on the accompanying consolidated balance sheets:

	September 30, 2004	December 31, 2003
Management contracts	$1,237	$1,237
Trademarks	376	376
Other	348	—

	1,961	1,613
Less accumulated amortization	(678)	(418)

Intangible and other assets, net	$1,283	$1,195

Amortization expense relating to other intangible assets was $0.3 million for the nine months ended September 30, 2004, $0.3 million for the year ended December 31, 2003, $0.1 million for the five months ended December 31, 2002 and $1.0 million for the seven months ended July 31, 2002.

Note 4—Business Combinations

West Maui Resort Partners, L.P. (“Ka’anapali”) owns and operates Embassy Vacation Resort Ka’anapali on the Hawaiian island of Maui. On July 7, 2004, Sunterra completed the acquisition of the 76.7% majority interest of Ka’anapali that it did not own. Prior to the transaction, the Company owned 23.3% of Ka’anapali and accounted for its interest under the equity method of accounting. For the periods prior to July 7, 2004, the Company’s 23.3% share of the results of Ka’anapali is included in “Income from investments in joint ventures” on the accompanying Consolidated Statement of Operations. Since July 7, 2004, 100% of the operations of Ka’anapali are included in the consolidated results of the Company. The transaction was accounted for as a purchase under SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisition. The allocation of the purchase price to goodwill and intangibles is subject to change based on final valuation of net assets and is based upon management’s assessments of independent third-party valuations and management’s estimates.

With this transaction the Company acquired full ownership of Unsold Vacation Interests with an estimated retail value in excess of $210.0 million and acquired $46.4 million of mortgages receivable.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

The following table summarizes the estimated fair values assigned to the assets acquired and liabilities assumed at the date of acquisition based upon the estimated fair market values at the date of the acquisition after adjustment to reflect the 23.3% the Company already owned:

Tangible Assets:
Cash in escrow and restricted cash	$1,128
Mortgages and contracts receivable, net	46,245
Other receivables	4,982
Unsold vacation interests	46,400
Property, plant and equipment	7,556
Other assets	2,135

108,446

Liabilities:
Accounts payable	1,611
Accrued liabilities	4,870
Deferred revenue	3,655

10,136

Net Tangible Assets acquired:	98,310
Goodwill (a)	18,956

Net assets acquired	117,266
Less: Conversion of Investment in Joint Venture to Equity	(11,383)

Total cash consideration paid	$105,883

(a)	Substantially all goodwill is non-deductible for tax purposes.

The purchase price for Ka’anapali consists of the following:

Cash	$105,883
Liabilities assumed	10,136

Total purchase price	$116,019

The cash portion of the purchase price was financed by borrowings under the Company’s existing line of credit facility as amended on July 7, 2004.

The purchase of Thurnham Leisure Group for approximately $3.8 million during the period ended September 30, 2004 resulted in the recording of approximately $2.0 million of goodwill in the Europe segment.

The goodwill from both business combinations has an indefinite life and will be considered when the Company conducts its annual review of goodwill for impairment to determine if goodwill with an indefinite life has been impaired. The Company has omitted pro-forma disclosures to reflect the above business combinations as the effects of such business combinations were deemed insignificant.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

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

Availability of Funding Sources—The Company has historically funded substantially all of the mortgages and contracts receivable and Unsold Vacation Interests with borrowings through its financing facilities, sales of mortgages and contracts receivable, internally generated funds, and proceeds from public debt and equity offerings. Borrowings are in turn repaid with the proceeds received by the Company from repayments of such mortgages and contracts receivable. To the extent that the Company is not successful in maintaining or replacing existing financings, it would have to curtail its operations or sell assets, thereby resulting in a material adverse effect on the Company’s results of operations, cash flows, and financial condition.

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

Geographic Concentration—The Company’s owned and serviced loan portfolio borrowers are geographically diversified within the United States and internationally. At September 30, 2004, borrowers residing in the United States accounted for approximately 91% of serviced (both on and off balance sheet) loans. With the exception of California and Arizona, which represented 17.4% and 11.7%, respectively, no state or foreign country concentration accounted for in excess of 5.1% of the serviced portfolios. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well being of the borrowers.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

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

The leases entered into prior to the change in the first quarter of 2004 when the Company began to convey Vacation Points are deemed to be operating leases under current accounting pronouncements. As such, the sales value of the related Vacation Interests are recorded as deferred revenue at the date of execution of each transaction and amortized on a straight-line basis over the term of the related lease agreement. The unamortized balance of the sales value is included within the caption “Deferred revenues” on the accompanying consolidated balance sheets. The direct sales and marketing costs of these transactions are also deferred and amortized on a straight-line basis over the term of the related lease agreement. The unamortized balance of the direct sales and marketing costs are included within the caption “Prepaid expenses and other assets, net” on the accompanying consolidated balance sheets.

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

Current accounting guidance requires the related hard and soft construction costs of these Vacation Interests to be included within the caption “Property and equipment, net” on the accompanying consolidated balance sheets and depreciated following the Company’s normal depreciation policies. At its other resorts, the Company capitalizes all of the hard and soft construction costs within the caption “Unsold Vacation Interests, net” and such costs are allocated to Vacation Interests cost of sales on the relative sales value method. During the first quarter of 2004, in conjunction with the change from long-term leases to Vacation Points, approximately $3.9 million of the hard and soft construction costs of the Vacation Interests were reclassified from Property and equipment, net to Unsold Vacation Interests, net.

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

The following table summarizes the amounts on the accompanying consolidated balance sheets relating to the two St. Maarten resorts, as of the end of the reported periods:

	September 30, 2004	December 31, 2003
Prepaid expenses and other assets, net (direct sales and marketing costs)	$11,382	$11,678

Property and equipment (recorded cost)	$11,855	$16,439
Accumulated depreciation	(1,040)	(1,007)

Property and equipment, net	$10,815	$15,432

Deferred revenue	$75,877	$77,853

The following table summarizes the amounts recognized in the accompanying consolidated statements of operations relating to the leases discussed above, for the periods indicated:

	Successor			Predecessor
	Nine months ended September 30, 2004	Year ended December 31, 2003	Five months ended December 31, 2002	Seven months ended July 31, 2002
Vacation Interest revenue	$1,958	$3,953	$718	$1,217
Advertising, sales and marketing expenses	294	593	108	183

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

Note 7—Impairment of Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.

As of September 30, 2004, the Company’s goodwill consists of the reorganization value in excess of identifiable assets identified in the adoption of fresh start accounting upon emergence from bankruptcy in July 2002 and the excess cost over fair value of net assets acquired in transactions completed in 2004, net of impairment of goodwill recorded in 2003. SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested at least annually for impairment, or more frequently if circumstances exist to indicate potential

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

impairment. In 2003 the Company had elected to perform the required testing in the fourth quarter. Due to the change in the fiscal year end to September 30, the Company has elected to continue to use a date within its last fiscal quarter as its measurement date for the current and future fiscal years. Under SFAS 142, goodwill is to be tested for impairment at the reporting unit level.

Under SFAS 142, the first step to test for impairment is the comparison of the fair value of the reporting unit with its carrying value (including goodwill). The Company identified its North American and Europe reporting units to be tested for impairment. Carrying value in excess of the fair value of a reporting unit is an indicator of possible impairment and requires the second step of the impairment test, which is to compare the implied fair value of the goodwill to its carrying value. Implied fair value is the amount of goodwill that would be recognized in a business combination, assuming such had taken place on the measurement date. Impairment exists to the extent the carrying value of goodwill exceeds its implied fair value.

The Company utilized a discounted cash flow approach, as well as a market value approach, in its estimate of the fair value of the respective reporting units. After comparing the implied fair value of the goodwill to its carrying value, the Company concluded no impairment existed in 2004. In 2003, both methods determined that the carrying value of the North American reporting unit exceeded its fair value and as a result a charge of $91.6 million was recorded in the quarter ended December 31, 2003. Since emergence from Chapter 11 in 2002 through December 2003 the North American reporting unit had under performed relative to the Company’s Plan of Reorganization, which gave rise to the impairment of goodwill. During the same period, the Europe reporting unit’s results did not materially differ from those expected under the Plan of Reorganization.

After notable decreases in market conditions, the Company evaluated the recorded value of its former headquarters building in Orlando, Florida during the quarter ended September 30, 2003, and determined that impairment existed. The impairment was calculated to be $0.9 million. The remaining value of this asset is included in Assets Held for Sale on the accompanying consolidated balance sheet as of December 31, 2003. The asset and related charge were recorded in the Company’s North American reporting unit.

In addition, during the third quarter 2003, the Company completed development and implementation of its new enterprise operating software, referred to within the Company as ATLAS. With the implementation of ATLAS, the Company no longer utilizes the software formerly used to facilitate and manage several functions of the Company’s business. Under the guidelines of SFAS 144, substantially all of the recorded value of this software was deemed to be of no value and an impairment charge of $0.5 million was recorded in the third quarter of 2003. During the fourth quarter 2003, the Company also evaluated certain Vacation Interests recovered from defaulted notes, and determined that impairment existed and recorded a charge of $0.9 million. The asset and related charge were recorded in the Company’s North American reporting unit.

There were no impairment charges for goodwill or other assets in fiscal 2002.

Note 8—Off-Balance Sheet Financing Arrangements

The Company retains the servicing rights to its securitized mortgages receivable portfolios and contracts with a third-party to provide the servicing functions. The Company receives adequate compensation for providing the servicing functions. As such, no asset or liability has been recognized on the consolidated balance sheets for the servicing rights retained.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

The Company recognized servicing fees related to off-balance sheet conduit and securitization transactions of $0.6 million during the nine months ended September 30, 2004 and $0.9 million and $1.0 million for the years ended December 31, 2003 and 2002, respectively.

Off-balance sheet financing arrangements have been used to provide liquidity and improve cash flows for the Company. The discussion below describes qualifying special purpose entities and related financing transactions.

In order to obtain liquidity from its mortgages and contracts receivable, the Company securitized certain of those assets through entities that are intended to meet the accounting criteria for Qualifying Special Purpose Entities (“Qualifying Entities”). Among other criteria, a qualifying entity’s activities must be restricted to passive investment in financial assets and issuance of beneficial interests in those assets. Under accounting principles generally accepted in the United States of America, entities meeting these criteria are not consolidated in the sponsor’s financial statements. The Company sold selected financial assets to Qualifying Entities as described below. At the time of the closings of the transactions the Company received “true sale” legal opinions that were relied upon in connection with determinations of the qualified status of these special purpose entities.

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

Conduit Facility—The Company established a Qualifying Entity that was the obligor on a $100 million Mortgages Receivable Conduit Facility. The Company sold undivided interests in mortgages receivable to the Qualifying Entity at 95% of face value without recourse to the Company as to collectibility. The Qualifying Entity financed those purchases through advances on the Conduit Facility collateralized by an undivided interest in the transferred mortgages receivable. A majority of the loans sold into the Conduit Facility were subsequently repurchased by the Company and sold into securitizations described below. The Company’s retained interests in the mortgage loans transferred to the Qualifying Entity to secure its borrowings under the Conduit Facility were estimated to have a fair value of $0 as of December 31, 2001. It is estimated that the cash flow from the transferred mortgages receivable collateralizing advances under the Conduit Facility may be insufficient to enable the Qualifying Entity to repay principal and contractual interest on its obligations. As such, the Company currently expects no future cash flow from those mortgages receivable. Although there was no contractual requirement in the Conduit Facility agreement, as certain mortgages receivable defaults occurred, the Company transferred in 2000 a total of $3.6 million in new mortgages receivable without consideration. The Conduit Facility expired on December 17, 2001.

Securitization Transactions—The Company established Qualifying Entities to issue fixed rate notes payable collateralized by an undivided interest in transferred mortgages receivable. The Company retains 100% interest

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

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

The following summarizes the off-balance sheet mortgages receivable, net of mortgages considered delinquent, held by special purpose entities:

	September 30, 2004	December 31, 2003
	(Unaudited)
Conduit Obligor	$18,237	$23,877
1999-A Securitization Obligor	19,963	27,273
1999-B Securitization Obligor	15,638	20,681

	$53,838	$71,831

The following summarizes the criteria for when mortgages are considered delinquent and the related percentages of delinquency:

	Delinquency Criteria
	Days	September 30, 2004	December 31, 2003
	(Unaudited)
Conduit Obligor	120	50%	43%
1999-A Securitization Obligor	180	45%	36%
1999-B Securitization Obligor	180	43%	35%

The following summarizes the outstanding off-balance sheet obligations collateralized by the mortgages receivable held by special purpose entities:

	September 30, 2004	December 31, 2003
	(Unaudited)
Conduit Obligor	$16,861	$21,576
1999-A Securitization Obligor	9,996	17,643
1999-B Securitization Obligor	7,790	12,856

	$34,647	$52,075

Note 9—Borrowings

Line of Credit Agreements

On July 29, 2002, the Company entered into a two-year agreement for a $300 million senior secured working capital credit facility (“Senior Finance Facility”) with Merrill Lynch Mortgage Capital. The proceeds of

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

the Senior Finance Facility were used to pay amounts payable under certain creditor agreements, provide mortgage receivable and other working capital financing to the Company and to pay fees and expenses related to the Senior Finance Facility. A portion of the proceeds from the initial funding drawn on the Senior Finance Facility was used to pay off amounts outstanding under the Company’s previous senior finance facility.

In February 2004, the Senior Finance Facility was amended, raising the maximum aggregate borrowing and extending the term to February 28, 2006. The interest rate on the portion of the line secured by the Company’s eligible mortgages and contracts receivable was reduced to the one-month LIBOR rate plus 2.25%, and, for the portion of the line secured by the Company’s eligible Unsold Vacation Interests, the rate was reduced to the one-month LIBOR rate plus 4.0%. The amendment reduced the exercise price of warrants to purchase 1,190,148 shares of the Company’s common stock from $15.25 per share to $14.00 per share. Additionally, the advance rate under loans secured by eligible mortgages and contracts receivable was increased to 85% from 80%. The amendment also expanded the ability of the Company to borrow against Vacation Points and contracts receivable collateralized by Vacation Points, including both assets acquired by the Company as part of the purchase of certain assets of Epic Resorts Group, as well as assets associated with the Company’s new multi-site clubs. The Company also agreed to pay Merrill Lynch Mortgage Capital, Inc. a commission equal to 1.5% of Vacation Interest revenue on the sale of inventory acquired from Epic Resorts Group.

In July 2004, in conjunction with the July 7, 2004 acquisition of the remaining outstanding 77% partnership interests in Ka’anapali, the Company and Merrill Lynch Mortgage Capital, Inc. entered into a third amendment to the Senior Finance Facility. The amendment added Ka’anapali as a borrower on the Company’s Senior Finance Facility and provides for borrowings secured by Ka’anapali’s eligible mortgages receivable and eligible Unsold Vacation Interests.

At September 30, 2004, the maximum capacity to borrow, amounts outstanding, and remaining availability under the Senior Finance Facility were $244.2 million, $171.7 million and $72.5 million, respectively. The capacity and availability of borrowings under the Senior Finance Facility are based on the value of eligible mortgages and contracts receivable, the value of eligible Unsold Vacation Interests and the value of certain real property and other assets. The Senior Finance Facility is secured by a first priority lien on the mortgages and contracts receivable and Unsold Vacation Interests, as well as certain real property and other assets of the Company, subject to certain exceptions. Prior to the February 2004 amendment discussed above, borrowings under the Senior Finance Facility bore interest at an annual rate equal to one month LIBOR plus 3%, 5% or 7%, depending on the amounts outstanding and on the type of asset collateralizing various advances. The weighted average interest rate of these borrowings at September 30, 2004 was 4.81% per annum. Beginning in February 2003, the Senior Finance Facility also requires the Company to pay an additional cash interest amount monthly when certain conditions are not met. The total amount of such additional cash interest payments made during the nine months ended September 30, 2004 and 2003 were $0.3 million and $1.5 million respectively. During the year ended December 31, 2003, the Company paid $2.2 million of such additional cash interest payments.

The Company’s Senior Finance Facility contains various restrictions and limitations that may affect its business and affairs. These include restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. This facility also requires the Company to maintain certain financial ratios and comply with other financial covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations under the Senior Finance Facility or other loan agreements, could result in foreclosure by the lenders of their security interests in the Company’s assets, as discussed in the following paragraph, and could otherwise have a material adverse effect on the Company.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of the Senior Finance Facility and an anniversary fee of 1.5% due on the anniversary of the initial borrowing, the Company issued a warrant exercisable for 1,190,148 shares of the Company’s common stock at an exercise price of $15.25 per share (the deemed value of the shares), subject to adjustment under certain anti-dilution provisions of the warrant and will pay an unused commitment fee of 0.25% per annum on the excess availability under the Senior Finance Facility. The $8.7 million value of the warrant issued to the Senior Finance Facility lender was determined using a Black-Scholes model based on a risk free interest rate of 3.81%, expected volatility of 50% and an expected life of 5 years and, as a result of the February 2004 amendment, an additional $0.4 million was recorded to reflect the decrease in exercise price. The value of the warrant was recorded as a capitalized financing cost that is amortized over the term of the financing agreement. The February 2004 amendment also stipulated that facility fees equal to 0.75% of $300.0 million were due and payable on July 29, 2004 and are due and payable on July 29, 2005, with the latter fee being prorated through the termination date of February 28, 2006. Amortization of debt issuance costs related to the senior finance facility included in interest expense in the accompanying consolidated statements of operations was $5.5 million for the nine months ended September 30, 2004, $10.8 million for the year ended December 31, 2003 and $3.7 million for the five months ended December 31, 2002. The Company also amortized a total of $1.5 million of debtor-in-possession facility debt issuance costs in the seven months ended July 31, 2002.

The Company has capitalized interest related to ongoing construction projects of $0.2 million for the nine months ended September 30, 2004, $0.3 million for the nine months ended September 30, 2003, $0.4 million for the year ended December 31, 2003, $0.0 million for the five months ended December 31, 2002 and $0.3 million for the seven months ended July 31, 2002.

Senior Subordinated Convertible Notes

On March 29, 2004, the Company issued $95.0 million in 3 3/4% Senior Subordinated Convertible Notes due 2024 (the “Notes”). The Notes were issued at a price of $1,000 per Note and pay interest semi-annually on March 29 and September 29 of each year, beginning on September 29, 2004 at the rate of 3.75% per annum. The Notes will mature on March 29, 2024. Under the terms of the indenture, the Company was required to use a portion of the proceeds from the offering to purchase a portfolio of U.S. government securities that are pledged to secure the first six scheduled interest payments on the Notes. This $10.4 million was recorded in Prepaid expenses and other assets, net, and the balance on the accompanying balance sheet as of September 30, 2004 was $8.7 million. Other than this pledge, the Notes are unsecured obligations.

The Notes are initially convertible, at the option of the holder, into shares of the Company’s common stock at a conversion rate of 62.5027 shares per $1,000 principal amount of the Notes upon the price of the Company’s common stock reaching 110% of such implied conversion price of $16.00 per common share, if the Notes are called for redemption or if specified corporate transactions or significant distributions to holders of the Company’s common stock have occurred.

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

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

For the nine months ended September 30, 2004 and 2003, amortization of $0.3 million and $0.0 million, respectively, of debt issuance costs related to the Notes was recorded and is included in interest expense in the accompanying consolidated statements of operations.

Securitization Notes

On September 30, 2004, the Company completed a $151.7 million private offering and sale of vacation ownership receivable-backed notes (the “2004 Securitization”). The $171.4 million (including $17.0 million in aggregate principal of vacation ownership receivables sold during the ninety day period commencing September 30, 2004) in aggregate principal of vacation ownership receivables that collateralize the notes were initially sold to Sunterra SPE 2004-1 LLC (“SPE 2004-1”), a wholly-owned, special-purpose finance subsidiary of the Company. SPE 2004-1 then sold the receivables to the Sunterra Owner Trust 2004-1, a special purpose entity that issued the notes and is included within Sunterra Corporation’s consolidated financial statements, without recourse to the Company or to SPE 2004-1, except for breaches of certain representations and warranties at the time of sale. The 2004 Securitization is secured by a first priority lien on the mortgages and contracts receivable sold to Sunterra Owner Trust 2004-1.

The $151.7 million private offering consists of: $66.0 million class A notes ‘AAA’, $18.4 million class B notes ‘AA’, $17.6 million class C notes ‘A’ and $49.7 million class D notes ‘BBB’. The notes carry various fixed interest rates ranging from 3.6% to 4.9% and have legal stated maturities of October 2020. The actual maturity of the notes could be significantly earlier than the stated maturity, and the average life of the notes could be significantly shorter than anticipated, in the event of certain occurrences. Interest and principal payments are due monthly. In addition, the notes contain a “clean up” call provision that allows the notes to be called and the vacation ownership receivables to be transferred back to the Company when the remaining principal value of the notes reaches 10% of the original principal value.

Under the terms of the indenture, Sunterra Financial Services, Inc. a direct wholly owned subsidiary of the Company, in exchange for a monthly fee, will service and administer the vacation ownership receivables in Sunterra Owner Trust 2004-1. All monthly fees are eliminated as part of our consolidation of the Sunterra Owner Trust 2004-1.

The proceeds were used to pay down balances due under the Company’s Senior Finance Facility with Merrill Lynch Mortgage Capital, Inc., pay fees associated with the transaction to third parties and deposit initial amounts in a required cash reserve account. The Company also retained a subordinated interest in the future cash flows from the 2004 Securitization.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

Notes Payable

Notes payable on the accompanying consolidated balance sheets consists of the following:

	September 30, 2004	December 31, 2003
Capital lease obligations	$218	$631
Other notes payable	2,043	2,570

Total notes payable	$2,261	$3,201

The contractual maturities of borrowings excluding capital lease obligations (see Note 16 for maturities of capital lease obligations) are as follows:

Due in the year ending September 30:
2005	$764
2006	172,006
2007	291
2008	315
2009	404
2010 and thereafter	246,710

$420,490

Note 10—Accrued Liabilities

The Company records estimated amounts for certain accrued liabilities at each period end. Accrued liabilities are probable future sacrifices of economic benefits arising from present obligations to transfer assets or provide services to other entities in the future as a result of past transactions or events. The nature of selected balances included in accrued liabilities of the Company include:

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

The following table summarizes the balances in accrued liabilities on the accompanying consolidated balance sheets:

	September 30, 2004	December 31, 2003
Accrued marketing	$19,812	$24,090
Amounts collected on behalf of or due to homeowners’ associations	13,208	20,521
Accrued Vacation Interests carrying costs	8,074	10,975
Accrued escrow liability	7,285	7,100
Accrued other taxes	2,478	6,667
Accrued payroll and related	7,808	5,834
Accrued servicing liability	3,809	4,711
Accrued professional fees	2,211	3,501
Creditor claims payable	2,865	3,048
Accrued commissions	1,791	1,369
Other	11,554	8,139

Total accrued liabilities	$80,895	$95,955

Note 11—Deferred Revenues

The Company records deferred revenues for payments received or billed but not earned for various activities, including those described here in and summarized below. The largest and primary component relates to operating leases of Vacation Interests at the Company’s two resorts in St. Maarten. See Note 6—St. Maarten Transactions for full discussion of this component.

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

Unearned mini vacations—sold but unused trial Vacation Interests, ranging from three days to one week. This revenue is recognized when the purchaser completes their respective stay at one of the Company’s resorts.

Unearned management services revenue—maintenance fees billed but unearned in the Company’s capacity as the homeowners’ association for the two resorts in St. Maarten. See Note 6 for further discussion.

The following table summarizes the balances in deferred revenues as of the dates on the accompanying consolidated balance sheets:

	September 30, 2004	December 31, 2003
Deferred Vacation Interest lease revenue (Note 6)	$75,877	$77,853
Deferred Club Sunterra revenue	6,430	8,265
Unearned mini-vacations	7,985	4,517
Unearned management services revenue (Note 6)	1,953	—
Other	2,882	4,187

Total deferred revenues	$95,127	$94,822

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

Note 12—Segment and Geographic Information

The Company currently operates in two geographic segments, the North America and Europe segments. During the Chapter 11 proceedings, the Company operated in three geographic segments, North American Debtor Entities, North American Non-Debtor Entities and Europe entities. All of these segments operate in one industry segment that includes the development, marketing, sales, financing and management of vacation ownership resorts. The Company’s areas of operation outside of North America include the United Kingdom, Italy, Spain, Portugal, Austria, Germany and France. The Company’s management evaluates performance of each segment based on profit or loss from operations before income taxes not including extraordinary items and the cumulative effect of change in accounting principles. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). No single customer accounts for a significant amount of the Company’s revenues. Information about the Company’s operations in different geographic locations is shown below:

	North America	Europe	Eliminations	Total
Nine Months ended September 30, 2004 (Successor)
Revenues from external customers	$200,981	$86,119	$—	$287,100
Interest expense	16,226	2,049	(2,003)	16,272
Depreciation and amortization expense	3,629	2,889	—	6,518
Income on investments in joint ventures	1,551	—	—	1,551
Income before income tax provision	15,318	8,292	—	23,610
Segment assets	677,687	209,984	(50,813)	836,858
Assets held for sale	551	—	—	551
Investment in joint ventures	7,187	—	—	7,187
Expenditures for additions to long-lived assets other than business combinations	2,601	4,212	—	6,813

Nine Months ended September 30, 2003 (Successor) (Unaudited)
Revenues from external customers	$149,663	$80,464	$—	$230,127
Interest expense	18,153	376	—	18,529
Depreciation and amortization expense	5,893	2,512	—	8,405
Impairment of assets	1,400	—	—	1,400
Income on investments in joint ventures	2,475	—	—	2,475
(Loss) income before income tax (benefit) provision	(8,202)	15,367	—	7,165
Segment assets	568,882	183,321	(36,406)	715,797
Assets held for sale	2,289	—	—	2,289
Investment in joint ventures	20,950	—	—	20,950
Expenditures for additions to long-lived assets other than business combinations	3,591	2,132	—	5,723
Other profit and loss items, including non-cash amounts:
Restructuring costs	1,008	—	—	1,008
Reorganization expenses, net	(664)	—	—	(664)

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

	North America	Europe	Eliminations	Total

Year ended December 31, 2003 (Successor)
Revenues from external customers	$201,914	$104,999	$—	$306,913
Interest expense	26,287	2,442	(2,420)	26,309
Depreciation and amortization expense	7,878	3,671	—	11,549
Impairment of reorganization value in excess of identifiable assets	91,586	—	—	91,586
Income on investments in joint ventures	3,340	—	—	3,340
(Loss) income before income tax (benefit) provision	(103,461)	19,371	—	(84,090)
Segment assets	487,674	212,410	(46,031)	654,053
Assets held for sale	11,953	—	—	11,953
Investment in joint ventures	20,702	—	—	20,702
Expenditures for additions to long-lived assets other than business combinations	4,494	3,998	—	8,492
Other profit and loss items, including non-cash amounts:
Restructuring costs	1,274	—	—	1,274
Reorganization expenses, net	(619)	—	—	(619)

Five Months ended December 31, 2002 (Successor)
Revenues from external customers	$80,432	$43,250	$—	$123,682
Interest expense	9,940	2,858	(2,925)	9,873
Depreciation and amortization expense	3,375	1,687	—	5,062
Income on investments in joint ventures	1,845	—	—	1,845
(Loss) income before income tax (benefit) provision	(17,883)	6,487		(11,396)
Segment assets	667,842	124,986	(60,575)	732,253
Assets held for sale	14,038	—	—	14,038
Investment in joint ventures	30,503	—	—	30,503
Expenditures for additions to long-lived assets other than business combinations	3,095	6,767	—	9,862
Other profit and loss items, including non-cash amounts:
Restructuring costs	5,054	—	—	5,054
Reorganization expenses, net	7,376	—	—	7,376

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

Information about the Company’s operations in different geographic locations during the seven months ended July 31, 2002 (Predecessor) is shown below:

	North America Debtors	North America Non-Debtors	Europe	Total Non-Debtors	Eliminations	Total
Seven months ended July 31, 2002
Revenues from external customers	$80,229	$26,983	$51,968	$78,951	$—	$159,180
Interest expense.	8,918	—	245	245	—	9,163
Depreciation and amortization expense	4,644	1,562	1,703	3,265	—	7,909
Income on investments in joint ventures	—	2,640	—	2,640	—	2,640
Income before provision for income taxes	310,511	6,062	8,438	14,500	—	325,011
Expenditures for additions to long-lived assets other than business combinations	3,266	—	4,114	4,114	—	7,380
Other profit and loss items, including non-cash amounts:
Restructuring costs	889	156	—	156	—	1,045
Reorganization expenses, net	(332,611)	—	—	—	—	(332,611)

Note 13—Employee Benefit Plans

The Company has established a qualified retirement plan (the “401(k) Plan”), with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code of 1986, as amended. Subject to certain limitations, the 401(k) Plan allows participating employees to defer up to 15% of their eligible compensation on a pre-tax basis. The 401(k) Plan allows the Company to make discretionary matching contributions of up to 50% of employee contributions, though no such matching contributions were made during the nine months ended September 30, 2004 or the years ended December 31, 2003 or 2002. During 2001, the Company received notification from the Department of Labor (“DOL”) that the Plan may have failed certain requirements under the applicable sections of the Internal Revenue Code. The Company performed all corrective actions required by the DOL in 2002.

The Company has a self-insured health plan which covers substantially all of its full time employees in the United States. The health plan uses employee and employer contributions to pay eligible claims. To supplement the plan, the Company has stop-loss insurance to cover individual claims in excess of $150,000. The Company has accrued for claims that have been incurred but not reported.

Effective October 11, 2000, the Company implemented an employee retention plan for certain management and other key employees. The purpose of the plan was to encourage these employees to continue their employment with the Company during the Chapter 11 proceedings. The plan provided up to $3.0 million in retention bonuses for employees covered by the plan, subject to continued employment and the plan’s eligibility and vesting requirements. Effective August 21, 2001, the Company amended its key employee retention plan.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

The Company paid $0.0 million, $1.0 million, $1.3 million and $0.2 million in bonuses under the retention plan during the nine months ended September 30, 2004, the year ended December 31, 2003, the five months ended December 31, 2002 and the seven months ended July 31, 2002, respectively.

Note 14—Income Taxes

The components of the provision for income taxes are summarized as follows:

	Successor			Predecessor
	Nine months Ended September 30, 2004	Year Ended December 31, 2003	Five Months Ended December 31, 2002	Seven Months Ended July 31, 2002
Current:
Federal	$—	$—	$—	$—
State	25	50	—	849
Foreign	2,465	4,753	2,927	2,468

Total current provision for income taxes	2,490	4,803	2,927	3,317

Deferred:
Federal	—	—	—	(291)
State	—	—	—	—
Foreign	(188)	306	—	—

Total deferred provision (benefit) for income taxes	(188)	306	—	(291)

	$2,302	$5,109	$2,927	$3,026

The reconciliation between the statutory provision for income taxes and the actual provision for income taxes is shown as follows:

	Successor			Predecessor
	Nine Months Ended September 30, 2004	Year Ended December 31, 2003	Five Months Ended December 31, 2002	Seven Months Ended July 31, 2002
Income tax at U.S. federal statutory rate	$5,606	$(35,069)	$(3,989)	$113,754
State tax, net of federal benefit	666	(4,008)	(456)	13,850
Non-deductible goodwill	—	36,614	—	—
Reorganization expenses	—	112	2,877	9,105
Foreign taxes	2,277	5,059	2,927	2,468
Other nondeductible differences	249	(154)	50	(30)
Tax effects of fresh start adjustments	—	—	—	(43,969)
Reduction in tax basis of assets due to effects of income from cancellation of indebtedness	—	—	—	(55,898)
Changes in deferred tax asset balances to reflect the filing of tax returns	—	—	—	(15,861)
Change in valuation allowance	(6,496)	2,555	1,518	(20,393)

Provision for income taxes	$2,302	$5,109	$2,927	$3,026

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets and liabilities are as follows:

	September 30, 2004	December 31, 2003
Deferred tax assets:
Allowances for losses	$10,934	$11,640
Unsold Vacation Interests adjustments	6,406	6,427
Intangible assets	10,680	8,540
Deferred profit	26,852	26,648
Accrued liabilities	9,301	8,911
Net operating loss carryover	45,515	48,135
Foreign net operating loss carryover	—	3,027
State net operating loss carryover	4,744	5,148
Minimum tax credit carryover	1,269	1,269
Other	—	11

Total gross deferred tax assets	115,701	119,756
Valuation allowance	(112,136)	(111,073)

Total net deferred tax assets	3,565	8,683

Deferred tax liabilities:
Installment sales	(539)	(6,159)
Foreign deferrals	(534)	(311)
Fixed Assets	(2,492)	(2,213)

Total deferred tax liabilities	(3,565)	(8,683)

Net deferred tax liability	$—	$—

At September 30, 2004, the Company had available approximately $130.0 million of unused federal net operating loss carryforwards and $118.6 million of unused state net operating loss carryforwards (the “NOLs”) that may be applied against future taxable income. These NOLs expire on various dates from 2005 through 2021.

As a result of the bankruptcy and a subsequent ownership change (as defined by Internal Revenue Code section 382), during 2003 the remaining NOL utilization will be limited by Internal Revenue Code section 382 to approximately $9.8 million per year. In addition, various tax attributes of entities were reduced as of January 1, 2003.

As a result of uncertainties regarding the Company’s ability to generate sufficient taxable income to utilize its net operating loss carryforwards, the Company recorded a valuation allowance against the balance of its net deferred tax assets as of September 30, 2004. Pursuant to SFAS No. 109 and SOP 90-7, any reductions to the valuation allowance that existed as of the fresh start date will be adjusted into goodwill until it is exhausted and then additional paid-in-capital.

Provision has not been made for taxes on approximately $58.0 million and $52.0 million of undistributed earnings of foreign subsidiaries as of September 30, 2004 and December 31, 2003, respectively. Those earnings have been and expect to be reinvested in the foreign subsidiaries. The American Jobs Creation Act of 2004 provides

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

a special provision whereby United States taxpayers could have foreign earnings repatriated and receive a dividends received deduction of 85%. As of the filing of the financial statements, the company has not completed its evaluation if any foreign earnings would be repatriated, and expect to have its evaluation completed before the end of the period in which repatriation of foreign earnings can take place. The company is not in a position to provide an estimate of the amount that would be considered for repatriation. In the event that the earnings are repatriated, the Company may have to provide additional tax expense, net of foreign tax credits. Further, these earnings could become subject to additional tax if the Company were to sell its stock in the subsidiaries.

Note 15—Related Party Transactions

Joint Venture

As of September 30, 2004, the Company owns a 30% interest in Poipu Resort Partners, L.P. (“Poipu”) and accounts for its investment in the joint venture under the equity method. On July 7, 2004, the Company completed the acquisition of the remaining outstanding 77% partnership interests in West Maui Resort Partners, L.P. (“Ka’anapali”). Through the date of acquisition on July 7, 2004 the Company received $0.5 million in cash distributions from Ka’anapali. During the nine months ended September 30, 2004 the Company received $3.2 million in cash distributions from Poipu. In 2003, the Company received $11.5 million in cash distributions from Ka’anapali and $1.6 million in cash distributions from Poipu. At December 31, 2002 the Company had a note receivable bearing interest at 12% of $0.9 million due from Poipu, which was paid in full in February 2003. The Company also receives fees from both Poipu and Ka’anapali for providing property management as well as oversight of the sales and marketing functions, which are included in the totals for management services revenue. See “Management Services” paragraph below.

Management Services

Included within the amounts reported as management services revenue are revenues from property management services provided to the homeowners’ associations of the resorts wherein the Company owns either Unsold Vacation Interests or is a minority owner, as well as fees earned for management of sales and marketing functions at certain resorts. These amounts totaled $22.0 million for the nine months ended September 30, 2004, $20.1 million for the year ended December 31, 2003, $6.8 million for the five months ended December 31, 2002 and $12.1 million for the seven months ended July 31, 2002.

Under contracts approved by the Boards of Trustees of the homeowners’ association for certain resorts, the Company serves as the property manager for these resorts. Additionally, the Company has contractual agreements with the homeowners’ associations of certain resorts to provide telephone services to the property. Accounts receivable due from the homeowners’ associations, generally for management fees and other operating and maintenance expenses, are reported net of amounts payable to homeowners’ associations, consisting primarily of maintenance fees for unsold Vacation Interests. The Company also periodically advances funds to the joint venture entity in which the Company maintains minority interest (see “Joint Venture” above). The following table shows the balances outstanding from related parties on the accompanying consolidated balance sheets:

	September 30, 2004	December 31, 2003
Receivable from homeowners’ associations	$5,931	$4,149
Advances to joint venture	348	365

Total	$6,279	$4,514

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

Westpac

From October 2001 to September 30, 2003, the Company had a contract with Westpac Resort Group LLC (“Westpac”), an entity owned during that period by the current President of Resort Marketing International, Inc. Westpac arranges “mini-vacation” packages designed to give potential customers a sample of the vacations they could enjoy if a Vacation Interest is purchased and tours of Sunterra properties for potentials. Total payments to Westpac under this agreement were $1.7 million for the year ended December 31, 2003, $0.7 million during the five months ended December 31, 2002 and $0.6 million during the seven months ended July 31, 2002.

On September 30, 2003, the Company entered into an agreement to purchase the assets of Westpac, and the Company is now operating it through its wholly owned subsidiary, Resort Marketing International, Inc. The purchase price of the acquisition is contingent upon completed tours by a group of potential customers. The maximum total purchase price is approximately $0.6 million. During the nine month period ended September 30, 2004, approximately $0.2 million was paid to Westpac under this agreement. All remaining amounts due will be paid during fiscal 2005.

Note 16—Commitments and Contingencies

Lease Agreements

The Company leases certain computer and other equipment under capital lease agreements, the maturities of which are outlined in the table below. See Note 3 for further details regarding the subject computers and other equipment.

The Company also leases office space, off-premises sales booths and certain office equipment under operating leases. Total rental expense under operating leases was $4.5 million for the nine months ended September 30, 2004, $3.2 million for the year ended December 31, 2003, $1.5 million for the five months ended December 31, 2002 and $3.0 million for the seven months ended July 31, 2002. Many of these agreements have renewal options, subject to inflationary adjustments, including the leases on the Company’s primary offices in North Las Vegas, Nevada.

At September 30, 2004, future minimum lease payments on capital and operating leases were as follows:

	Capital Leases	Operating Leases
Year Ending September 30
2005	$143	$4,952
2006	62	4,346
2007	13	2,537
2008	—	1,744
2009	—	842
Thereafter	—	1,118

Total minimum lease payments	218	$15,539

Less: Amount representing interest	(22)

Present value of net minimum lease payments	$196

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

Litigation and Other

The Company licensed certain computer software under a software license granted by RCI Technology Corp. (“RCITC”), formerly known as Resort Computer Corporation. That software was the foundation for the Company’s former integrated computer system (known as “SWORD”), which until recently managed a wide range of hospitality functions, such as reservations, inventory control, sales commissions, Club Sunterra operations, housekeeping and marketing. RCITC filed a motion in the Chapter 11 proceedings alleging that the license agreement should be deemed rejected, which RCITC asserts would have the effect of terminating the license. Sunterra opposed the motion, and the Bankruptcy Court ruled in favor of Sunterra and denied RCITC’s motion. On June 14, 2002, RCITC filed a notice of appeal of the Court’s decision. On January 10, 2003, the United States District Court of Maryland affirmed the order of the Bankruptcy Court, denying the motion of RCITC. RCITC further appealed that decision to the United States Court of Appeals, Fourth Circuit, which granted RCITC’s appeal on March 18, 2004. The Company’s new “ATLAS” computer system fully replaces the SWORD software, which was based on the RCITC system, and therefore the Company does not believe that RCITC’s successful appeal in this litigation will have a material adverse effect on the Company, even if RCITC were to assert a claim for illegitimate use of SWORD for the period between the date of emergence and the conversion to ATLAS.

The Company owns a partnership interest in the Embassy Vacation Resort at Poipu Point, Koloa on the island of Kauai, Hawaii. Under the terms of the partnership agreement, the Company could be required to purchase the other partner’s interest. At September 30, 2004, the Company does not believe that the events requiring such purchase are likely to occur.

On April 29, 2004, an irrevocable standby letter of credit in the amount of $6.6 million was issued on the Company’s behalf to an affiliated homeowners’ association securing certain maintenance fee obligations due from the Company. This standby letter of credit expires one year from the date of issuance. Restricted cash of approximately the same amount secures such standby letter of credit. During July 2004, two additional standby letters of credit in the combined amount of approximately $1.6 million were issued on behalf of the Company for similar purposes and on similar terms. During August 2004, one of the two additional standby letters of credit issued on behalf of the Company in July 2004 in the amount of $0.6 million was cancelled as it was replaced with a surety bond issued in July 2004 as described in the next paragraph. Also, in August 2004 the standby letter of credit issued in April 2004 on behalf of the Company for $6.6 million was cancelled and replaced with a new one for $7.8 million. In October 2004, an additional standby letter of credit in the amount of $1.5 million was issued on the Company’s behalf.

On February 25, 2003, a surety bond in the amount of $0.6 million was issued on the Company’s behalf to an affiliated homeowners’ association securing certain maintenance fee obligations due from the Company. This surety bond has been amended several times and amounted to $1.5 million as of September 30, 2004. Restricted cash of approximately fifty percent of this amount secures such surety bond. During July 2004, an additional surety bond in the amount of $0.6 million was issued on behalf of the Company for similar purposes with no restricted cash required as security and replaced an irrevocable standby letter of credit of $0.6 million previously issued as discussed in the preceding paragraph. The Company has approximately $1.8 million of additional surety bonds issued on its behalf as of September 30, 2004 for various other business purposes.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

The Company has entered into employment contracts with certain key management employees that specify severance payments upon termination of the contracts. The employment contracts all specify stock options to be granted. See Note 18 for information regarding stock options due under these contracts.

The Company’s subsidiary in Europe has obtained a license from the Civil Aviation Authority (the “CAA”) to operate as a tour operator through September 2005. Under the license with the CAA, the Company has agreed to limit repayment of advances between the Company and its subsidiary in Europe to those amounts that have been outstanding less than one year, which approximates $8.1 million at September 30, 2004, unless prior approval is received.

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

Note 17—Fair Value of Financial Instruments

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

Retained Interests in Mortgages Receivable Sold—The carrying amount reported in the balance sheets for retained interests approximates fair value based on the assumptions disclosed in Note 3.

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

Note 18—Stock Options

The Company accounts for stock options issued to employees under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. All outstanding shares of the Predecessor Company’s common stock and options granted to purchase such stock were cancelled as of the Effective Date of the Plan. In connection with the consummation of the Plan, the Company established the Sunterra Corporation 2002 Stock Option Plan, under which certain employees may

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

be granted options to purchase a total of 3,000,000 shares of the Successor Company’s common stock as amended during the 2004 Annual Meeting of Stockholders, increased from the 2,012,821 shares of the Successor Company’s common stock originally authorized.

A summary of the Company’s stock options (actual number of shares) for the periods ended September 30, 2004, December 31, 2003 and 2002 and July 31, 2002 is presented in the following table:

	Successor						Predecessor
	Nine Months Ended September 30, 2004		Year Ended December 31, 2003		Five Months Ended December 31, 2002		Seven Months Ended July 31, 2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding options, beginning of period	1,391,821	—	—	—	—	$—	2,548,029	$10.93
Granted	443,750	$15.07	1,395,321	$15.25	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited or cancelled	(147,509)	$15.25	(3,500)	$15.25	—	$—	(2,548,029)	$10.93

Outstanding options, end of period	1,688,062	$15.20	1,391,821	$15.25	—	$—	—	$—

Exercisable at end of period	927,118	$15.16	414,723	$15.25	—	$—	—	$—

All stock options issued by the Successor Company were issued to employees or members of the Board of Directors at an exercise price of $15.25 except for 18,750 options issued at an exercise price equal to fair market value of the Company’s common stock on the grant date. The exercise price of such options is $12.74 for 9,375 stock options and $9.11 for 9,375 stock options.

All stock options issued by the Predecessor Company were issued to employees at exercise prices equal to fair market value of the Company’s common stock on the grant date. The options ranged from three to five years for full maturity and the exercise prices ranged from $8.875 to $25.667.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003,

Year Ended December 31, 2003, Seven Months Ended July 31, 2002 and

Five Months Ended December 31, 2002

(Amounts in thousands, except where stated and per share data)

Note 19—Quarterly Financial Information (Unaudited)

As discussed in Note 2 above, the Company reclassified certain revenue and expense items in the consolidated statements of operations. The quarterly amounts below have been reclassified to conform to the 2004 Annual Report on Form 10-K consolidated presentation.

	Successor
	Three Months Ended
	09/30/04	06/30/04	03/31/04
Total Revenues	$116,326	$94,885	$75,889

Income (loss) from operations	$15,033	$7,670	$(644)

Net income	$12,941	$7,670	$697

Earnings per common share—basic	$0.65	$0.38	$0.03

Earnings per common share—diluted	$0.54	$0.33	$0.03

	Successor
	Three Months Ended
	12/31/03	09/30/03	06/30/03	03/31/03
Total Revenues	$76,786	$87,091	$79,485	$63,551

Income (loss) from operations	$(92,120)	$5,201	$6,319	$(6,830)

Net income (loss)	$(91,981)	$4,278	$5,184	$(6,680)

Earnings (loss) per common share—basic and diluted	$(4.60)	$0.21	$0.26	$(0.33)

Note 20—Subsequent Events

Purchase of Jardines del Sol—On October 25, 2004, the Company acquired the Jardines del Sol resort at Playa Blanca in Lanzarote, Spain. The business combination included unsold Vacation Interests and fixed assets only that were purchased for an undisclosed sum.

Pre-funding of Sunterra Owner Trust 2004-1—On October 27, 2004 and December 1, 2004, the Company completed pre-funding transactions with the Sunterra Owner Trust 2004-1. On October 27, 2004, $11.1 million in vacation ownership receivables were sold to Sunterra Owner Trust 2004-1 and on December 1, 2004, $5.9 million of vacation ownership receivables were sold to Sunterra Owner Trust 2004-1. As a result of these two transactions, the $17.0 million classified as restricted cash as of September 30, 2004 was effectively released ratably on these two dates and transferred to the Company in exchange for these vacation ownership receivables.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Sarbanes-Oxley Section 404 Compliance

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) adopted rules requiring public companies to include a report from management on our internal controls over financial reporting in Annual Reports on Form 10-K. This requirement will first apply to our Annual Report on Form 10-K for the year ending September 30, 2005 and in subsequent Annual Reports thereafter. The report from management must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal controls over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal controls over financial reporting, (3) management’s assessment of the effectiveness of our internal controls over financial reporting as of September 30, 2005, including a statement as to whether or not internal controls over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of internal controls over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the required timeframe, we have been conducting a process to document and evaluate our internal controls over financial reporting in recent months. In this regard, we have dedicated internal and external resources, engaged temporary employees and adopted a detailed work plan to: (i) assess and document the adequacy of our internal controls over financial reporting; (ii) take steps to improve internal control processes where required; (iii) validate through testing that our internal controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for our internal controls over financial reporting. We believe our process for documenting, evaluating and monitoring our internal controls over financial reporting is consistent with the objectives of Section 404 of the Act.

We have prepared initial documentation of our controls over financial reporting and have recently commenced testing of those controls but have not yet completed this testing. Because of our historical growth through acquisition prior to our July 2002 reorganization under the US Bankruptcy Code and our decentralized organizational structure in general, our documentation and testing to date have identified certain deficiencies in the documentation, design and effectiveness of internal controls over financial reporting that we are in the process of remediating. However, there can be no assurance that one or more deficiencies will not constitute what we or our independent auditors conclude is a material weakness in internal control over financial reporting.

Although we intend to diligently and vigorously review internal controls over financial reporting, we can provide no assurance as to our conclusions at September 30, 2005 with respect to the effectiveness of our internal controls over financial reporting, or that we will be able to complete the required assessment in a timely manner.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed by the Company in a report on Form 8-K during the quarter ended September 30, 2004, but that was not reported.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this item (other than the information at the end of Part I with respect to executive officers) will be set forth in our definitive proxy statement in connection with our fiscal 2005 annual meeting of stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, which is incorporated by reference herein, or if such proxy statement is not so filed on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

ITEM 11. Executive Compensation

The information required by this item will be set forth in our definitive proxy statement in connection with our fiscal 2005 annual meeting of stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, which is incorporated by reference herein, or if such proxy statement is not so filed on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be set forth in our definitive proxy statement in connection with our fiscal 2005 annual meeting of stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, which is incorporated by reference herein, or if such proxy statement is not so filed on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

ITEM 13. Certain Relationships and Related Transactions

The information required by this item will be set forth in our definitive proxy statement in connection with our fiscal 2005 annual meeting of stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, which is incorporated by reference herein, or if such proxy statement is not so filed on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

ITEM 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our definitive proxy statement in connection with our fiscal 2005 annual meeting of stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, which is incorporated by reference herein, or if such proxy statement is not so filed on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See index to financial statements (Part II—Item 8).

(a)(2) Financial Statement Schedules

We have omitted all schedules to our consolidated financial statements because they are not required under the related instructions or are inapplicable or because we have included the required information in our consolidated financial statements or related notes.

(a)(3) Exhibits

The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. We will furnish any exhibit upon request made to our General Counsel, 3865 W. Cheyenne Ave., North Las Vegas, NV 89032. We charge $.50 per page to cover expenses of copying and mailing.

No.	Description
3.1	Articles of Amendment and Restatement of Sunterra Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

+3.1a	Amendment to Articles of Amendment and Restatement of Sunterra Corporation.

+3.2	Amended and Restated Bylaws of Sunterra Corporation.

+3.2a	Amendment to Amended and Restated Bylaws of Sunterra Corporation.

4.1	Indenture dated as of March 29, 2004 between Sunterra Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

+4.2	Indenture dated as of September 1, 2004 between Sunterra Owner Trust 2004-1, as Issuer, Sunterra Financial Services, Inc., as Servicer and Wells Fargo Bank, National Association, as Indenture Trustee, Custodian and Back-Up Servicer.

10.1	Third Amended and Restated Joint Plan of Reorganization, dated May 9, 2002, of Sunterra Corporation and its debtor affiliates under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (date of event: May 9, 2002)).

10.2	Confirmation Order, dated June 20, 2002, of the Bankruptcy Court (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3	Loan Agreement, dated as of July 29, 2002, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) as amended by Amendment No. 1 dated as of December 20, 2002 and further amended by Amendment No. 2 dated February 13, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) and further amended by Amendment No. 3 dated July 7, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

No.	Description
10.4	Amendment No. 2, dated February 13, 2004, to Loan Agreement dated July 29, 2002, as amended by Amendment No. 1 dated December 20, 2002, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.5	Amendment No. 3, dated July 7, 2004, to Loan Agreement dated July 29, 2002, as amended by Amendment No. 1 dated December 20, 2002, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries and Amendment No. 2, dated February 13, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.6	Warrant Agreement, dated as of July 29, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) as amended by Amendment No. 1 dated February 13, 2004 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003), by and between Sunterra Corporation and Merrill Lynch Mortgage Capital, Inc.

10.7	Amendment No. 1, dated February 13, 2004, to Warrant Agreement dated as of July 29, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) by and between Sunterra Corporation and Merrill Lynch Mortgage Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

+10.8	Sunterra Corporation Amended and Restated 2002 Stock Option Plan.

10.8a	Form of Stock Option Agreement Under the Sunterra Corporation Amended and Restated 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: October 25, 2004)).

10.9	Warrant Agreement, dated as of July 29, 2002, by and between Sunterra Corporation and Mellon Investor Services, LLC, as warrant agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

10.10	Registration Rights Agreement, dated as of July 29, 2002, by and among Sunterra Corporation, Merrill Lynch Mortgage Capital, Inc. and certain initial holders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

10.11	Registration Rights Agreement dated as of March 29, 2004 between Sunterra Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CRT Capital Group (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.12	Pledge Agreement dated as of March 29, 2004 by and among Sunterra Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

+10.13	Standard Definitions dated as of September 1, 2004 to the Trust Agreement dated as of September 24, 2004 between Sunterra Ownership, LLC, as Owner and U.S. Bank Trust, National Association, as Owner Trustee and the Indenture dated as of September 1, 2004 between Sunterra Owner Trust 2004-1, as Issuer, Sunterra Financial Services, Inc., as Servicer and Wells Fargo Bank, National Association, as Indenture Trustee, Custodian and Back-Up Servicer.

No.	Description

+10.14	Trust Agreement dated as of September 24, 2004 between Sunterra Ownership, LLC, as Owner and U.S. Bank Trust, National Association, as Owner Trustee.

*10.15	Amended and Restated Employment Agreement dated as of November 19, 2001 between Sunterra Corporation and Nicholas Benson (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (date of event: January 25, 2002)).

*10.16	Employment Agreement dated as of September 9, 2002 between Sunterra Corporation and Steven E. West (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.17	Employment Agreement dated as of May 21, 2001 between Sunterra Corporation and Andrew Gennuso (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.18	Employment Agreement dated as January 24, 2003 between Sunterra Corporation and Frederick C. Bauman (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

*10.19	Employment Agreement dated as January 1, 1998 between Sunterra Corporation and Geoff Bruce (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

*10.20	Employment Agreement dated as February 23, 2004 between Sunterra Corporation and David R. Harris (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

+21	Subsidiaries of Sunterra Corporation

+23.1	Consent of Independent Registered Public Accounting Firm

+31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory management plan
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTERRA CORPORATION

December 14, 2004	By:	/s/ NICHOLAS J. BENSON
	Name: Title:	Nicholas J. Benson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ NICHOLAS J. BENSON Nicholas J. Benson	President, Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2004

/S/ STEVEN E. WEST Steven E. West	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 14, 2004

/S/ DAVID GUBBAY David Gubbay	Chairman of the Board and Director	December 14, 2004

/S/ JAMES H. DICKERSON, JR. James H. Dickerson, Jr.	Director	December 14, 2004

/S/ OLOF S. NELSON Olof S. Nelson	Director	December 14, 2004

/S/ JAMES A. WEISSENBORN James A. Weissenborn	Director	December 14, 2004

/S/ CHARLES F. WILLES Charles F. Willes	Director	December 14, 2004