Form 10-Q
period 2004-12-31
SUNTERRA CORP
filed 2005-02-09
CIK 1016577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a bankruptcy court.    ☒  Yes    ☐  No

Number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at February 3, 2005: 18,968,849

SUNTERRA CORPORATION AND SUBSIDIARIES

SUNTERRA CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Sunterra Corporation and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with the accounting policies described in our Transition Report on Form 10-K for the nine-month period ended September 30, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The accompanying unaudited consolidated financial statements should be reviewed in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this report. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended December 31, 2004 and 2003

(In thousands, except per share amounts)

(Unaudited)

	2004	2003
Revenues:
Vacation Interest	$67,423	$54,687
Resort rental	6,662	2,269
Management services	6,763	7,188
Interest	10,122	6,478
Other	5,740	6,164

Total revenues	96,710	76,786

Costs and Operating Expenses:
Vacation Interest cost of sales	10,194	10,753
Advertising, sales and marketing	38,867	30,267
Vacation Interest carrying cost	8,784	2,878
Provision for doubtful accounts and loan losses	2,531	1,302
Loan portfolio	1,476	2,431
General and administrative	17,578	17,635
Gain on sales of assets	(192)	(78)
Depreciation and amortization	2,415	3,144
Interest, net of capitalized interest of $161 and $126, respectively	6,093	7,780
Reorganization and restructuring, net	—	311
Impairment of reorganization value in excess of identifiable assets	—	91,586
Impairment of assets	—	897

Total costs and operating expenses	87,746	168,906

Income (loss) from operations	8,964	(92,120)

Income from investments in joint ventures	258	865

Income (loss) before provision for income taxes	9,222	(91,255)
Provision for income taxes	3,470	726

Net income (loss)	$5,752	$(91,981)

Net income (loss) per share:
Basic	$0.29	$(4.60)

Diluted	$0.24	$(4.60)

Weighted average number of common shares outstanding:
Basic	20,000	20,000

Diluted	25,940	20,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and September 30, 2004

(In thousands, except per share amounts)

	December 31, 2004	September 30, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$22,508	$26,842
Cash in escrow and restricted cash	91,443	88,663
Mortgages and contracts receivable, net of allowances of $25,881 and $26,530 at December 31, 2004 and September 30, 2004, respectively	290,233	278,569
Retained interests in mortgages and contracts receivable sold	23,583	23,319
Due from related parties, net	7,179	6,279
Other receivables, net	21,671	26,608
Prepaid expenses and other assets, net	49,302	47,944
Assets held for sale	—	551
Investment in joint venture	6,836	7,187
Unsold Vacation Interests, net	178,596	168,858
Property and equipment, net	83,699	77,996
Goodwill, net	80,812	82,759
Intangible assets, net	862	1,283

Total assets	$856,724	$836,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings under line of credit agreements	$177,626	$171,737
Accounts payable	8,246	10,401
Accrued liabilities	96,042	80,895
Income taxes payable	3,196	3,421
Deferred revenues	91,136	95,127
Securitization notes	142,701	151,710
Senior subordinated convertible notes	95,000	95,000
Notes payable	1,916	2,261

Total liabilities	615,863	610,552

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 75,000 shares authorized; 18,898 and 18,891 shares issued and outstanding at December 31, 2004 and September 30, 2004, respectively)	189	189
Additional paid-in capital	297,145	297,145
Accumulated deficit	(76,462)	(82,214)
Accumulated other comprehensive income	19,989	11,186

Total stockholders’ equity	240,861	226,306

Total liabilities and stockholders’ equity	$856,724	$836,858

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended December 31, 2004 and 2003

(In thousands)

(Unaudited)

	2004	2003
Operating activities:
Net income (loss)	$5,752	$(91,981)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,415	3,144
Provision for doubtful accounts and loan losses	2,531	1,302
Amortization of capitalized financing costs, deferred loan and contract origination costs and other	2,086	4,365
Income from investments in joint ventures	(258)	(865)
Gain on sales of assets	(192)	(78)
Gain on foreign currency	(589)	—
Impairment of reorganization value in excess of identifiable assets	—	91,586
Impairment of assets	—	897
Provision for income taxes recorded as a reduction to Goodwill	2,496	—
Deferred income taxes	—	22
Changes in retained interests in mortgages and contracts receivable sold	(264)	(574)
Changes in operating assets and liabilities:
Cash in escrow and restricted cash	198	(12,954)
Mortgages and contracts receivable	(353)	(4,229)
Due from related parties, net	(900)	1,236
Other receivables, net	5,372	7,048
Prepaid expenses and other assets, net	(854)	—
Unsold Vacation Interests, net	1,633	2,774
Accounts payable	(2,444)	(1,526)
Accrued liabilities	12,821	5,360
Income taxes payable	(99)	2,083
Deferred revenues	(4,116)	(2,008)

Net cash provided by operating activities	25,235	5,602

Investing activities:
Proceeds from sales of assets	822	—
Capital expenditures	(3,914)	(2,770)
Purchase of Blue Bison Funding Corp. mortgage portfolio	(16,050)	—
Purchase of certain assets of Epic Resorts Group	—	(26,316)
Purchase of Jardines del Sol	(9,320)	—
Purchase of Activity Warehouse	(800)	—
(Increase) decrease in intangible assets, net	(95)	628
Distributions from investments in joint ventures	609	1,113

Net cash used in investing activities	(28,748)	(27,345)

Financing activities:
Borrowings under line of credit agreements	33,581	26,250
Proceeds from issuance of notes payable	23	220
Payments under line of credit agreements	(27,692)	(7,535)
Payments on securitization notes	(9,009)	—
Payments on notes payable	(368)	(1,659)

Net cash (used in) provided by financing activities	(3,465)	17,276

(Continued)

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS –Continued

Three Months Ended December 31, 2004 and 2003

(In thousands)

(Unaudited)

	2004	2003
Effect of changes in exchange rates on cash and cash equivalents	2,644	523

Net decrease in cash and cash equivalents	(4,334)	(3,944)
Cash and cash equivalents, beginning of period	26,842	25,249

Cash and cash equivalents, end of period	$22,508	$21,305

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$4,106	$4,311
Cash paid for (received from) taxes, net of tax refunds	1,063	(1,308)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets held for sale reclassified to Unsold Vacation Interests	$—	$336
Property and equipment transferred to Goodwill (See Note 2—Acquisitions)	460	—
Property and equipment transferred to Unsold Vacation Interests	247	—

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except where stated and share/per share data)

(Unaudited)

Note 1—Background and Business

Sunterra Corporation, a Maryland corporation (together with its wholly owned subsidiaries hereafter referred to as “Sunterra” or the “Company”) was incorporated in May 1996 as KGK Resorts, Inc. and was later known as Signature Resorts, Inc. At the time of its August 1996 initial public offering, the Company owned nine vacation ownership resorts in Hawaii, Florida, South Carolina, Missouri and California and in the Caribbean. The Company became known as Sunterra Corporation in the second quarter of 1998. Sunterra has grown to become one of the world’s largest vacation ownership companies, as measured by the number of individual resort locations and owner families. At December 31, 2004, the Company had over 300,000 owner families vacationing at 93 resorts in 12 countries located in North America, Europe and the Caribbean. See Note 11 for detailed geographic segment information.

The operations of Sunterra include (i) marketing and selling vacation ownership interests at the Company’s resort locations and off-site sales centers, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity (“Vacation Intervals”) and vacation points representing a beneficial interest in a trust which holds title to vacation property real estate for the benefit of purchasers of those points which may be redeemed for occupancy rights, for varying lengths of stay, at participating resort locations (“Vacation Points,” and together with Vacation Intervals, “Vacation Interests”), (ii) leasing Vacation Intervals and selling Vacation Points at certain Caribbean locations, (iii) acquiring, developing, and operating vacation ownership resorts, (iv) providing consumer financing to individual purchasers of Vacation Interests at the Company’s resort locations and off-site sales centers, (v) providing resort rental, management and maintenance services to vacation ownership resorts, for which the Company receives fees paid by the resorts’ homeowners associations and (vi) operating the Company’s membership and exchange programs.

Effective October 1, 2004, the Company changed its fiscal year end for financial reporting purposes from a calendar year end to the 12-month period commencing October 1 and ending September 30 and as such, unaudited financial information for the three-month period ended December 31, 2004 is presented herein compared to unaudited financial information for the three-month period ended December 31, 2003.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Reference to Transition Report on Form 10-K for the Transition Period Ended September 30, 2004

These unaudited consolidated financial statements were prepared using the requirements outlined by the Securities and Exchange Commission (“SEC”) for preparation of interim financial statements. It is presumed that users of the unaudited interim consolidated financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote disclosures that would substantially duplicate the disclosure contained in the most recent annual report to security holders or latest audited consolidated financial statements, such as a statement of significant accounting policies and practices, details of accounts which have not changed significantly in amount or composition since the end of the most recently completed fiscal year may be omitted. Please review the accompanying unaudited consolidated financial statements in conjunction with the accounting policies and detailed disclosures contained in our Transition Report on Form 10-K for the Transition Period ended September 30, 2004, filed with the SEC on December 17, 2004, as well as all the financial information contained in interim and other reports filed with the SEC after that date.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all majority-owned subsidiaries in which the Company exercises control. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting. The Company does not have any interests in any entity considered to be a variable interest entity for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended in December 2003 by FASB Interpretation No. 46R. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of these entities. The Company currently is a minority partner in one joint venture, as discussed in Note 12, and in July 2004 purchased the remaining 77% interest in West Maui Resort Partners, L.P. (“Ka’anapali”), as discussed below under “Acquisitions.” All significant intercompany transactions and balances have been eliminated from the unaudited consolidated financial statements.

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

A reconciliation of net income (loss) available to common shareholders assuming dilution follows:

	Three months ended December 31, 2004	Three months ended December 31, 2003
Net income (loss) available to common shares outstanding	$5,752	$(91,981)
Effect of dilutive securities:
Deemed conversion of 3 ¾% Senior Subordinated Convertible Notes due 2024, net of tax	596	—

Net income (loss) available to diluted common shares outstanding	$6,348	$(91,981)

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands):

	Three months ended December 31, 2004	Three months ended December 31, 2003
Basic weighted average common shares outstanding	20,000	20,000
Effect of dilutive securities:
Stock options issued under the Sunterra Corporation 2002 Stock Option Plan	2	—

Deemed conversion of 3¾% Senior Subordinated Convertible Notes due 2024	5,938	—

Diluted weighted average common shares outstanding	25,940	20,000

For the three months ended December 31, 2004, a total of 1,790,148 shares attributable to the potential exercise of outstanding warrants and 1,591,687 shares of the Company’s common stock attributable to the potential exercise of outstanding options under the Sunterra Corporation 2002 Stock Option Plan were excluded from the calculation of diluted income per share because the exercise price of the warrants and options exceeded the average price of the Company’s common stock. For the three months ended December 31, 2003, a total of 1,790,148 shares attributable to the potential exercise of outstanding warrants and 1,391,821 shares of the Company’s common stock attributable to the potential exercise of outstanding options under the Sunterra Corporation 2002 Stock Option Plan were excluded from the calculation of diluted loss per share because the exercise price of the warrants and options exceeded the average price of the Company’s common stock.

During the three months ended December 31, 2004 and 2003, respectively, 7,486 shares and 449,813 shares of common stock were issued to certain creditors upon the completion of certain claims processes in connection with the Company’s Plan of Reorganization. An additional distribution of 1,101,638 shares of the Company’s common stock will be made to certain former creditors on a pro rata

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

basis for no cash consideration. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, these shares of common stock to be issued are considered to be outstanding and included in the computation of net income (loss) per share of the Company.

Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS No. 148”). This pronouncement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under the Company’s plan are granted with an exercise price equal to or greater than the fair market value on the date of the grant.

The following table presents the Company’s pro forma net income (loss) and the pro forma net income (loss) per share had the Company adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148 (in thousands, except per share data):

	Three months ended December 31, 2004	Three months ended December 31, 2003
Net income (loss), as reported	$5,752	$(91,981)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(367)	(697)

Pro forma net income (loss)	$5,385	$(92,678)

Basic net income (loss) per share, as reported	$0.29	$(4.60)
Diluted net income (loss) per share, as reported	$0.24	$(4.60)
Basic pro forma net income (loss) per share	$0.27	$(4.63)
Diluted pro forma net income (loss) per share	$0.23	$(4.63)

The fair value of stock options used to compute pro forma net income (loss) and pro forma net income (loss) per share disclosures is estimated using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, this model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information, and notably, the Company’s common stock has limited trading history. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. The following table summarizes the Black-Scholes option-pricing model assumptions used to compute the weighted average fair value of stock options granted during the periods:

	Three months ended December 31, 2004		Three months ended December 31, 2003
Dividend yield	N/A	*	0.0%
Expected volatility	N/A	*	69.17%
Risk-free interest rate	N/A	*	2.46%
Expected holding period (in years)	N/A	*	5.0
Weighted average fair value of options granted	N/A	*	$4.80

*	Not applicable as there were no stock options granted during the period.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As noted in the “Net Income (Loss) Per Share” paragraph above, the Company has also issued warrants for the purchase of 1,790,148 of the Company’s common shares to non-employee creditors. The Company accounts for these issuances under SFAS No. 123, as amended by SFAS No. 148, and related interpretations, which utilizes a fair-value method of accounting. The Company used the following assumptions in estimating the fair value of these warrants: expected life—5 years; interest rate—3.81%; expected dividends—$0; volatility—50%. As discussed in Note 7, the Company amended the exercise price of 1,190,148 of these warrants.

Each non-employee member of the Company’s Board of Directors is entitled to an annual grant of stock-based compensation equivalent to $0.04 million to be issued in advance on the first day of the fiscal year. The Company expects that if the proposed 2005 Incentive Plan is approved by stockholders at the 2005 Annual Meeting, each non-employee director will be granted approximately 4,275 shares of the Company’s common stock under the new plan (based on the Company’s common stock price on September 30, 2004). If the proposed 2005 Incentive Plan is not approved by the Company’s stockholders, the Company will reconsider its alternatives and may continue to grant stock options under its 2002 Stock Option Plan.

Income Taxes

The Company accounts for income taxes in accordance with the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which the deferred tax assets or liabilities are expected to be realized or settled. Income tax expense consists of the taxes payable for the current period and the change during the period in deferred tax assets and liabilities. For the three months ended December 31, 2003, the tax basis operating income of the North American operations was offset by operating losses for prior years. For the current fiscal year, such tax basis operating income of the North American operations will be offset by operating losses from periods prior to the fresh start date. As such, the tax benefits will first reduce goodwill and once goodwill is exhausted, increase additional paid in capital.

Foreign Currency Translation

Assets and liabilities in foreign locations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss is shown as a translation adjustment and is included in other comprehensive income in stockholders’ equity. Gains and losses from foreign currency transactions are included in the unaudited consolidated statements of operations. During the quarter ended December 31, 2004, the Company’s European operations experienced a gain of $0.6 million related to holding Euros. There were no significant gains or losses on foreign currency transactions in the three months ended December 31, 2003.

Acquisitions

On October 7, 2003, the U.S. Bankruptcy Court for the District of Delaware approved the Company’s bid to acquire certain assets of Epic Resorts Group, and on October 30, 2003, the Company completed this purchase. On January 28, 2004, the Company completed the purchase of certain assets of Thurnham Leisure Group. On March 18, 2004, the Company completed the purchase of a loan portfolio from Prudential Securities Credit Corp. that included mortgages and contracts receivable secured by Vacation Interests in the Epic Vacation Club (the Company had previously acquired substantial amounts of Unsold Vacation Interests in the Epic Vacation Club as part of the October 30, 2003 acquisition). These transactions were accounted for as purchases under SFAS No. 141, Business Combinations (“SFAS No. 141”). Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisition and the operating results of the acquired entity are included in the consolidated statement of operations from the date of acquisition. The tangible assets, intangible assets, liabilities and goodwill acquired in these transactions totaled $73.3 million, $1.2 million, $2.4 million and $2.0 million, respectively.

West Maui Resort Partners, L.P. (“Ka’anapali”) owns and operates Embassy Vacation Resort Ka’anapali on the Hawaiian island of Maui. On July 7, 2004, Sunterra completed the acquisition of the 76.7% majority interest of Ka’anapali that it did not own. Prior to the transaction, the Company owned 23.3% of Ka’anapali and accounted for its interest under the equity method of accounting. For periods prior to July 7, 2004, the Company’s 23.3% share of the results of Ka’anapali is included in “Income from investments in joint ventures” on the accompanying unaudited consolidated statement of operations. Since July 7, 2004, 100% of the operations of Ka’anapali are included in the consolidated results of the Company. The transaction was accounted for as a purchase under SFAS No. 141. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisition. During the three months ended December 31, 2004, the Company received the final independent third-party valuation of the net assets acquired and recorded an adjustment decreasing the Property and equipment recorded by $0.5 million and increasing the goodwill recorded by a similar amount. As a result of such adjustment, the tangible assets, liabilities and goodwill acquired totaled $108.0 million, $10.1 million and $19.4 million, respectively.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The net assets recorded of $117.3 million were offset by the elimination of the existing Investment in Joint Venture at the date of acquisition of $11.4 million and cash drawn against the Company’s existing line of credit facility, as amended on July 7, 2004, of $105.9 million. With this transaction the Company acquired full ownership of Unsold Vacation Interests with an estimated retail value in excess of $210.0 million and acquired $46.2 million of mortgages receivable.

On October 21, 2004, the Company completed the purchase of Cluster G&A, S.A. consisting of a resort called Jardines del Sol. The transaction was accounted for as a purchase under SFAS No. 141. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisition and the operating results of the acquired entity are included in the consolidated statement of operations from the date of acquisition. The tangible assets, intangible assets, liabilities and goodwill acquired totaled $9.3 million, $0.0 million, $0.0 million and $0.0 million, respectively.

On October 26, 2004, the Company completed the purchase of the assets of Activity Warehouse from Jusdoit, Inc. for $0.8 million. Activity Warehouse engages in the sale of visitor activities, rental of recreation equipment and soliciting for timeshare prospects on the Hawaiian island of Maui. The transaction was accounted for as a purchase under SFAS No. 141 and the operating results of the acquired entity are included in the consolidated statement of operations from the date of acquisition.

The Company previously established a qualifying entity, Blue Bison Funding Corporation, through which it transferred mortgages and contracts receivable to Barton Capital Corporation (“Barton”) and related entities as part of a $100 million Mortgages Receivable Conduit Facility (the “Conduit Facility”). The Company sold undivided interests in mortgages and contracts receivable to Blue Bison Funding Corporation at 95% of face value without recourse to it as to collectibility. Blue Bison Funding Corporation financed those purchases through transfers to Barton of an undivided interest in the transferred mortgages and contracts receivable for cash consideration under the Conduit Facility. The Conduit Facility expired on December 17, 2001, leaving a substantial quantity of mortgages and contracts receivable still held by Barton. On December 17, 2004, the Company completed the purchase from Barton of its rights to the mortgages and contracts remaining in the loan portfolio at that date for approximately $16.1 million. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisition and the operating results of the acquired portfolio are included in the consolidated statement of operations from the date of acquisition. The tangible assets, intangible assets, liabilities and goodwill acquired totaled $15.1 million, $0.0 million, $(1.0) million and $0.0 million, respectively.

The goodwill from the business combinations has an indefinite life and will be considered when the Company conducts its annual review of goodwill for impairment to determine if goodwill with an indefinite life has been impaired. The Company has omitted pro forma disclosures to reflect the above business combinations, as the effects of such business combinations were deemed insignificant.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions (“SFAS No. 152”). This Statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position (“SOP”) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 152 on October 1, 2005. The Company has not yet evaluated the impact that the adoption of SFAS No. 152 will have on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment-a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method.

SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS No. 123(R), if any, is recognized as of the required effective date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123(R) using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The Company has not yet completed its evaluation of the impact SFAS No. 123(R) will have on its financial position and results of operations.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The provisions of SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. The provisions of SFAS No. 153 shall be applied prospectively. The Company has not yet completed its evaluation of the impact SFAS No. 153 will have on its financial position and results of operations.

Reclassifications

Reclassifications were made to the 2003 unaudited consolidated financial statements to conform to the 2004 presentation.

Note 3—St. Maarten Transactions

Leases of Vacation Interests

The Company owns and operates two resorts in St. Maarten, Netherlands Antilles. Prior to March 2004, the Company conveyed Vacation Interests in these resorts under long-term leases for a period of ninety-nine years at one resort, and at the other, a term expiring in 2050 and subject to extension for an aggregate term not to exceed ninety-nine years. During the quarter ended March 31, 2004, the Company began to convey Vacation Points representing beneficial interests in a trust that holds title to the underlying resorts.

The leases entered into prior to the change during the quarter ended March 31, 2004 when the Company began to convey Vacation Points are deemed to be operating leases under current accounting pronouncements. As such, the sales value of the related Vacation Interests are recorded as deferred revenue at the date of execution of each transaction and amortized on a straight-line basis over the term of the related lease agreement. The unamortized balance of the sales value is included within the caption “Deferred revenues” on the accompanying unaudited consolidated balance sheets. The direct sales and marketing costs of these transactions are also deferred and amortized on a straight-line basis over the term of the related lease agreement. The unamortized balance of the direct sales and marketing costs are included within the caption “Prepaid expenses and other assets, net” on the accompanying unaudited consolidated balance sheets.

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

Current accounting guidance requires the related hard and soft construction costs of these Vacation Interests to be included within the caption “Property and Equipment, net” on the accompanying unaudited consolidated balance sheets and depreciated following the Company’s normal depreciation policies. At its other resorts, the Company capitalizes all of the hard and soft construction costs within the caption “Unsold Vacation Interests, net” and such costs are allocated to Vacation Interest cost of sales on the relative sales value method. During the quarter ended March 31, 2004, in conjunction with the change from long-term leases to Vacation Points, approximately $3.9 million of the hard and soft construction costs of the Vacation Interests were reclassified from Property and Equipment, net to Unsold Vacation Interests, net.

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the amounts on the accompanying unaudited consolidated balance sheets relating to the two St. Maarten resorts, as of the end of the reported periods:

	December 31, 2004	September 30, 2004
Prepaid expenses and other assets, net (direct sales and marketing costs)	$11,279	$11,382

Property and equipment (recorded cost)	$11,581	$11,855
Accumulated depreciation	(1,129)	(1,040)

Property and equipment, net	$10,452	$10,815

Deferred revenue	$75,192	$75,877

The following table summarizes the amounts recognized in the accompanying unaudited consolidated statements of operations relating to the leases discussed above, for the periods indicated:

	Three months ended December 31, 2004	Three months ended December 31, 2003
Vacation Interest revenue	$442	$1,050
Advertising, sales and marketing costs	103	158

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

Note 4—Mortgages and Contracts Receivable, Net

Mortgages and contracts receivable are recorded at amortized cost, including deferred loan and contract origination costs, less the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests have been capitalized and are being amortized over the term of the mortgages or contracts receivable as an adjustment to interest revenue on mortgages and contracts receivable using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $0.4 million and $0.5 million for the three months ended December 31, 2004 and 2003, respectively.

The Company recorded a $10.3 million premium at July 31, 2002 on mortgages and contracts receivable, which will be amortized over the life of the mortgages and contracts receivable portfolio. At December 31, 2004 and September 30, 2004, the net unamortized premium was $4.2 million and $4.5 million, respectively. During the three months ended December 31, 2004 and 2003, amortization of $0.3 million and $0.6 million, respectively, was recorded as an adjustment of interest revenue.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the Company’s total mortgages and contracts receivable, net, as of the dates on the accompanying unaudited consolidated balance sheets:

	December 31, 2004	September 30, 2004
Mortgages and contracts receivable principal	$306,975	$295,816
Deferred loan and contract origination costs, net of accumulated amortization	4,932	4,770
Premium on mortgages and contracts receivable, net of accumulated amortization	4,207	4,513

Mortgages and contracts receivable, gross	316,114	305,099
Allowance for loan and contract losses	(25,881)	(26,530)

Mortgages and contracts receivable, net	$290,233	$278,569

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

Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is as follows:

	Three months ended December 31, 2004	Three months ended December 31, 2003
Balance, beginning of period	$26,530	$28,645
Provision for loan and contract losses	2,565	1,821
Receivables charged off, net	(3,214)	(2,223)
Other	—	1,200

Balance, end of period	$25,881	$29,443

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

Unsold Vacation Interests, net consists of the following as of the dates on the accompanying unaudited consolidated balance sheets:

	December 31, 2004	September 30, 2004
Development costs of Unsold Vacation Interests, net	$172,803	$164,063
Vacation Interests recoverable under defaulted mortgages	5,793	4,795

Unsold Vacation Interests, net	$178,596	$168,858

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Goodwill, Intangible and Other Assets, Net

The following table sets forth information concerning the Company’s goodwill:

	North America	Europe	Total
Balance as of October 1, 2004	$27,329	$55,430	$82,759
Goodwill acquired during the period (See Note 2—Acquisitions)	537	12	549
Provision for income taxes recorded as a credit to goodwill (See Note 2—Income Taxes)	(2,496)	—	(2,496)

Balance as of December 31, 2004	$25,370	$55,442	$80,812

Such goodwill has an indefinite life and will be considered when the Company conducts its annual review of goodwill for impairment on July 1, 2005 to determine if goodwill with an indefinite life has been impaired.

Intangible and other assets, net consists of the following as of the dates on the accompanying unaudited consolidated balance sheets:

	December 31, 2004	September 30, 2004
Management contracts	$1,237	$1,237
Trademarks	376	376
Other	10	348

	1,623	1,961
Less accumulated amortization	(761)	(678)

Intangible and other assets, net	$862	$1,283

Amortization expense relating to other intangible assets was $0.1 million for the three months ended December 31, 2004 and 2003, respectively.

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2004, the maximum capacity to borrow, amounts outstanding, and remaining availability under the Senior Finance Facility were $257.2 million, $177.6 million and $79.6 million, respectively. The capacity and availability of borrowings under the Senior Finance Facility are based on the value of eligible mortgages and contracts receivable, the value of eligible Unsold Vacation Interests and the value of certain real property and other assets. The Senior Finance Facility is secured by a first priority lien on the mortgages and contracts receivable and Unsold Vacation Interests, as well as certain real property and other assets of the Company, subject to certain exceptions. Prior to the February 2004 amendment discussed above, borrowings under the Senior Finance Facility bore interest at an annual rate equal to one month LIBOR plus 3%, 5% or 7%, depending on the amounts outstanding and on the type of asset collateralizing various advances. The weighted average interest rate of these borrowings at December 31, 2004, was 5.29% per annum. Beginning in February 2003, the Senior Finance Facility also requires the Company to pay an additional cash interest amount monthly when certain conditions are not met. The total amount of such additional cash interest payments made during the three months ended December 31, 2004 and 2003 were $0 million and $0.7 million, respectively.

The Company’s Senior Finance Facility contains various restrictions and limitations that may affect its business and affairs. These include restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. This facility also requires the Company to maintain certain financial ratios and comply with other financial covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations under the Senior Finance Facility, or other loan agreements, could result in foreclosure by the lenders of their security interests in the Company’s assets, as discussed in the following paragraph, and could otherwise have a material adverse effect on the Company.

In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of the Senior Finance Facility and an anniversary fee of 1.5% due on the anniversary of the initial borrowing, the Company issued a warrant exercisable for 1,190,148 shares of common stock at an exercise price of $15.25 per share (the deemed value of the shares), subject to adjustment under certain anti-dilution provisions of the warrant and will pay an unused commitment fee of 0.25% per annum on the excess availability under the Senior Finance Facility. The $8.7 million value of the warrants issued to the Senior Finance Facility lender was determined using a Black-Scholes model based on a risk free interest rate of 3.81%, expected volatility of 50% and an expected life of 5 years and, as a result of the February 2004 amendment, an additional $0.4 million was recorded to reflect the decrease in exercise price to $14.00 per share. The value of the warrants was recorded as a capitalized financing cost that is amortized over the term of the financing agreement. The February 2004 amendment also stipulated that facility fees equal to 0.75% of $300.0 million were due and payable on July 29, 2004 and are due and payable on July 29, 2005, with the latter fee being prorated through the termination date of February 28, 2006. Amortization of debt issuance costs related to the Senior Finance Facility included in interest expense in the accompanying consolidated statements of operations was $1.1 million and $3.4 million for the three months ended December 31, 2004 and 2003, respectively.

The Company has capitalized interest related to ongoing construction projects of $0.2 million and $0.1 million for the three months ended December 31, 2004 and 2003, respectively.

Senior Subordinated Convertible Notes

On March 29, 2004, the Company issued $95.0 million in 3 ¾% Senior Subordinated Convertible Notes due 2024 (the “Notes”). The Notes were issued at a price of $1,000 per Note and pay interest semi-annually on March 29 and September 29 of each year, beginning on September 29, 2004 at the rate of 3.75% per annum. The Notes will mature on March 29, 2024. Under the terms of the indenture, the Company was required to use a portion of the proceeds from the offering to purchase a portfolio of U.S. government securities that are pledged to secure the first six scheduled interest payments on the Notes. This $10.4 million was recorded in Prepaid expenses and other assets, net and the balance on the accompanying unaudited consolidated balance sheets was $8.7 million as of December 31, 2004 and September 30, 2004. Other than this pledge, the Notes are unsecured obligations.

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months ended December 31, 2004 and 2003, amortization of $0.1 million and $0.0 million, respectively, of debt issuance costs related to the Notes was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations.

Securitization Notes

On September 30, 2004, the Company completed a $151.7 million private offering and sale of vacation ownership receivable-backed notes (the “2004 Securitization”). The $171.4 million (including $17.0 million in aggregate principal of vacation ownership receivables sold during the ninety day period commencing September 30, 2004) in aggregate principal of vacation ownership receivables that collateralize the notes were initially sold to Sunterra SPE 2004-1 LLC (“SPE 2004-1”), a wholly-owned, special purpose entity that deposited the vacation ownership receivables into the Sunterra Owner Trust 2004-1, which issued the notes and is included within Sunterra Corporation’s consolidated financial statements, without recourse to the Company or to SPE 2004-1, except for breaches of certain representations and warranties at the time of sale. The 2004 Securitization is secured by a first priority lien on the mortgages and contracts receivable sold to Sunterra Owner Trust 2004-1.

On October 27, 2004 and December 1, 2004, the Company completed pre-funding transactions with the Sunterra Owner Trust 2004-1. On October 27, 2004, $11.1 million in vacation ownership receivables were sold to Sunterra Owner Trust 2004-1 and on December 1, 2004, $5.9 million of vacation ownership receivables were sold to Sunterra Owner Trust 2004-1. As a result of these two transactions, the $17.0 million classified as restricted cash as of September 30, 2004 was effectively released ratably on these two dates and transferred to the Company in exchange for these vacation ownership receivables.

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

Under the terms of the indenture, Sunterra Financial Services, Inc., a direct wholly owned subsidiary of the Company, in exchange for a monthly fee, will service and administer the vacation ownership receivables in Sunterra Owner Trust 2004-1. All monthly fees are eliminated as part of the Company’s consolidation of the Sunterra Owner Trust 2004-1.

The proceeds were used to pay down balances due under the Company’s Senior Finance Facility with Merrill Lynch Mortgage Capital, Inc., pay fees associated with the transaction to third parties and deposit initial amounts in a required cash reserve account. The Company also retained a subordinated interest in future cash flows from the 2004 Securitization.

For the three months ended December 31, 2004, amortization of $0.1 million of debt issuance costs related to the 2004 Securitization was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations.

Note 8—Accrued Liabilities

The Company records estimated amounts for certain accrued liabilities at each period-end. Accrued liabilities are probable future sacrifices of economic benefits arising from present obligations to transfer assets or provide services to other entities in the future as a result of past transactions or events.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the balances in accrued liabilities as of the dates on the accompanying unaudited consolidated balance sheets:

	December 31, 2004	September 30, 2004
Accrued marketing	$22,002	$19,812
Amounts collected on behalf of or due to homeowners’ associations	19,461	13,208
Accrued Vacation Interests carrying costs	11,920	8,074
Accrued escrow liability	6,772	7,285
Accrued other taxes	2,726	2,478
Accrued payroll and related	9,693	7,808
Accrued servicing liability	2,649	3,809
Accrued professional fees	1,896	2,211
Creditor claims payable	2,865	2,865
Accrued commissions	1,254	1,791
Other	14,804	11,554

Total accrued liabilities	$96,042	$80,895

Note 9— Deferred Revenues

The Company records deferred revenues for payments received or billed but not earned for various activities, including those described here-in and summarized below. The largest and primary component relates to leases of Vacation Interests at the Company’s two resorts in St. Maarten. See Note 3—St. Maarten Transactions for further discussion of this component.

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

The following table summarizes the balances in deferred revenues as of the dates on the accompanying unaudited consolidated balance sheets:

	December 31, 2004	September 30, 2004
Deferred Vacation Interest lease revenue (Note 3)	$75,192	$75,877
Deferred Club Sunterra revenue	4,490	6,430
Unearned mini-vacations	8,379	7,985
Unearned management services revenue (Note 3)	—	1,953
Other	3,075	2,882

Total deferred revenues	$91,136	$95,127

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources. The reconciliation of net income (loss) to comprehensive income (loss) is as follows:

	Three months ended December 31, 2004	Three months ended December 31, 2003
Net income (loss)	$5,752	$(91,981)
Foreign currency translation adjustments	8,803	5,477

Total comprehensive income (loss)	$14,555	$(86,504)

Note 11—Segment and Geographic Information

The Company currently operates in two geographic segments, the North America and Europe segments. Both of these segments operate in one industry segment that includes the development, marketing, sales, financing and management of vacation ownership resorts. The Company’s areas of operation outside of North America include the United Kingdom, Italy, Spain, Portugal, Austria, Germany and France. The Company’s management evaluates performance of each segment based on profit or loss from operations before income taxes not including extraordinary items and the cumulative effect of change in accounting principles. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of this filing and further in Note 3 to the Company’s transition report on Form 10-K for the period ended September 30, 2004. No single customer accounts for a significant amount of the Company’s revenues. Information about the Company’s operations in different geographic locations is shown below:

	North America	Europe	Eliminations	Total
Three Months Ended December 31, 2004

Revenues from external customers	$71,623	$25,087	$—	$96,710
Income before provision for income taxes	7,642	1,580	—	9,222

	North America	Europe	Eliminations	Total
Three Months Ended December 31, 2003

Revenues from external customers	$52,251	$24,535	$—	$76,786
(Loss) income before provision for income taxes	(95,259)	4,004	—	(91,255)

	North America	Europe	Eliminations	Total
Segment Assets

As of December 31, 2004	$678,637	$231,711	$(53,624)	$856,724
As of September 30, 2004	677,687	209,984	(50,813)	836,858

Included in the eliminations column are the effects of transactions between segments. Currently, the Europe segment has a note payable to the North America segment. The related interest income and expense is being eliminated as part of the profit and loss elimination entries, and the inter-segment note is being eliminated as part of the balance sheet elimination entries.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Related Party Transactions

Joint Venture

The Company owns a 30% interest in Poipu Resort Partners, L.P. (“Poipu”) and accounts for its investment in the joint venture under the equity method. On July 7, 2004, the Company completed the acquisition of the remaining outstanding 77% partnership interest in West Maui Resort Partners, L.P. (“Ka’anapali”). For the three months ended December 31, 2004 and 2003, the Company received $0.6 million and $0.2 million, respectively, in cash distributions from Poipu. For the three months ended December 31, 2003, the Company received $0.9 million in cash distributions from Ka’anapali. The Company also receives fees from both Poipu and Ka’anapali for providing property management as well as oversight of the sales and marketing functions, which are included in the totals for management services revenue. See “Management Services” paragraph below.

Management Services

Included within the amounts reported as management services revenue are revenues from property management services provided to the homeowners’ associations of the resorts wherein the Company owns either Unsold Vacation Interests or is a minority owner, as well as fees earned for management of sales and marketing functions at certain resorts. These amounts totaled $4.6 million and $4.9 million for the three-month periods ended December 31, 2004 and 2003, respectively.

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

	December 31, 2004	September 30, 2004
Receivable from homeowners’ associations	$7,172	$5,931
Advances to joint venture	7	348

Total	$7,179	$6,279

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

The Company owns a partnership interest in the Embassy Vacation Resort at Poipu Point, Koloa on the island of Kauai, Hawaii. Under the terms of the partnership agreement, the Company could be required to purchase the other partner’s interest. At December 31, 2004, the Company does not believe that the events requiring such purchase have occurred.

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On February 25, 2003, a surety bond in the amount of $0.6 million was issued on the Company’s behalf to an affiliated homeowners’ association securing certain maintenance fee obligations due from the Company. This surety bond has been amended several times and amounted to $1.5 million as of December 31, 2004. Restricted cash of approximately fifty percent of this amount secures such surety bond. During July 2004, an additional surety bond in the amount of $0.6 million was issued on behalf of the Company for similar purposes with no restricted cash required as security and replaced an irrevocable standby letter of credit of $0.6 million previously issued as discussed in the preceding paragraph. The Company has approximately $1.8 million of additional surety bonds issued on its behalf as of December 31, 2004 for various other business purposes.

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

Note 14—Subsequent Events

TerraSun, LLC — On January 25, 2005, the Company completed a transaction resulting in the acquisition of a loan portfolio held by TerraSun, LLC, a special purpose entity created to hold a loan portfolio and issue collateralized debt to third-party investors, for approximately $7.8 million. This transaction was the result of the exercise of the “clean up” call provision contained in the notes issued by TerraSun, LLC that allows the notes to be called and mortgages and contracts receivable to be transferred back to the Company when the remaining principal value of the notes reaches 10% of the original principal value. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisition and the operating results of the acquired portfolio are included in the consolidated statement of operations from the date of acquisition.

Dutch Elm, LLC – On January 21, 2005, the Company issued a notice of redemption to the holders of notes issued by Dutch Elm, LLC, a special purpose entity created to hold a loan portfolio and issue collateralized debt to third-party investors, in conjunction with its exercise of the “clean up” call provision that allows the notes to be called and mortgages and contracts receivable to be transferred back to the Company when the remaining principal value of the notes reaches 10% of the original principal value. This transaction is expected to close on February 25, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including in particular statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify these statements by forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are contained in our Transition Report on Form 10-K for the nine months ended September 30, 2004 under the headings “Business-Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in that report. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes in Item 1 of this report. Unless the context otherwise requires, the terms “Company,” “we,” “our,” and “us” refer to Sunterra Corporation, a Maryland corporation, and its subsidiaries.

RESULTS OF OPERATIONS

Change in Fiscal Year End

Effective October 1, 2004, we changed our fiscal year end for financial reporting purposes from a calendar year-end to the 12-month period commencing October 1 and ending September 30. As a result of this change, for purposes of discussion of results of operations, the three-month period ended December 31, 2004 is compared to the three-month period ended December 31, 2003.

Overview

Sunterra Corporation, through its subsidiaries, joint venture and affiliated resorts, is one of the largest companies in the vacation ownership industry, our single reportable operating segment. Through a network of ninety-three owned or affiliated resorts located around the globe, our operations consist of:

•	acquiring, developing and operating vacation ownership resorts;

•	marketing and selling Vacation Interests to the public at our resort locations and off-site sales centers by:

•	selling vacation points representing a beneficial interest in a trust which holds title to vacation property real estate for the benefit of purchasers of those points which may be redeemed for occupancy rights, for varying lengths of stay, at participating resort locations, which we refer to as “Vacation Points;”

•	selling vacation ownership interests that entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity, which we refer to as “Vacation Intervals” and together with Vacation Points, “Vacation Interests;” and

•	leasing Vacation Intervals and selling Vacation Points at certain Caribbean locations;

•	providing consumer financing to individual purchasers of Vacation Interests;

•	providing resort rental, management and maintenance services to vacation ownership resorts for which we receive fees paid by the resorts’ homeowners associations; and

•	operating our membership and exchange programs.

Comparison of the Three Months Ended December 31, 2004 to the Three Months Ended December 31, 2003:

	North America		Europe
	2004	2003	2004	2003
Revenues:
Vacation Interest	$47,034	$34,996	$20,389	$19,691
Resort rental	6,210	1,845	452	424
Management services	4,393	5,023	2,370	2,165
Interest	9,638	6,084	484	394
Other	4,348	4,303	1,392	1,861

Total revenues	71,623	52,251	25,087	24,535

Costs and Operating Expenses:
Vacation Interest cost of sales	7,644	7,386	2,550	3,367
Advertising, sales and marketing	25,548	19,287	13,319	10,980
Vacation Interest carrying costs	7,381	2,363	1,403	515
Provision for doubtful accounts and loan losses	2,488	1,211	43	91
Loan portfolio	1,442	2,325	34	106
General and administrative	12,948	12,968	4,630	4,667
Gain on sales of assets	(192)	(78)	—	—
Depreciation and amortization	1,384	1,985	1,031	1,159
Interest, net	5,596	8,134	497	(354)
Reorganization and restructuring, net	—	311	—	—
Impairment of reorganization value in excess of identifiable assets	—	91,586	—	—
Impairment of assets	—	897	—	—

Total costs and operating expenses	64,239	148,375	23,507	20,531

Income (loss) from operations	7,384	(96,124)	1,580	4,004
Income from investments in joint ventures	258	865	—	—

Income (loss) before provision for income taxes	7,642	(95,259)	1,580	4,004
Provision for income taxes	2,980	91	490	635

Net income (loss)	$4,662	$(95,350)	$1,090	$3,369

We recorded total revenues of $96.7 million for the three months ended December 31, 2004, compared to $76.8 million for the three months ended December 31, 2003, an increase of $19.9 million, or 25.9%. This increase was driven primarily from our North American operations where total revenues increased $19.3 million, or 37.1%, to $71.6 million in 2004, compared to $52.3 million for the prior year, while total revenues from Europe operations increased 2.2%, or $0.6 million, to $25.1 million for the three months ended December 31, 2004 from $24.5 million for the prior year. Excluding the effects of favorable foreign exchange rates, first quarter total revenues from our Europe operations decreased $1.6 million, or 6.5% when compared to the prior year.

Consolidated Vacation Interest revenues were $67.4 million for the three months ended December 31, 2004, representing an increase of $12.7 million, or 23.3%, compared to $54.7 million for the three months ended December 31, 2003, driven by a $12.0 million, or 34.4% increase in North American Vacation Interest revenues to $47.0 million, compared to the prior year total of $35.0 million. Our North American improvements are the result of the completion of the integration of the Ka’anapali resort and Epic Resorts Group locations increasing revenue and the increase of revenues at existing locations, offset by a decrease in revenue at the now closed Sunterra Pacific locations. Exclusive of $1.7 million of favorable foreign exchange rate movements, our Europe Vacation Interests revenues fell from $19.7 million for the three months ended December 31, 2003 to $18.7 million for the three months ended December 31, 2004, a decrease of 5.3%. The decrease is the result of lower tour conversion efficiency, partially offset by revenues resulting from the Thurnham Leisure Group acquisition.

Resort rental revenue increased 193.6% to $6.7 million for the three months ended December 31, 2004 compared to $2.3 million for the three months ended December 31, 2003, primarily as a result of the effects of the acquisitions of Epic resorts in October 2003 and of Ka’anapali resort in July 2004 and increased utilization of available space for internal marketing purposes (“mini-vacation” packages designed to give potential customers a sample of the vacations they could enjoy if the Vacation Interest is purchased), offset by on-going sales of Vacation Interests (which reduces the number of Vacation Interests available for rental).

Management services revenues of $6.8 million for the three months ended December 31, 2004 decreased by $0.4 million, or 5.9% compared to $7.2 million for the three months ended December 31, 2003. The overall decrease was driven in part by a $0.6 million, or 12.5% decrease in North American management services revenues to $4.4 million for the three months ended December 31, 2004 compared to $5.0 million for the three months ended December 31, 2003. This decrease is directly linked to the December 2003 termination of the management contract associated with the Vacation Timeshare Owners Association (“VTSOA”) sponsored program, which governed Vacation Intervals at approximately 20 resorts. This decrease was offset in part by management contracts for three of the Epic Resorts Group properties acquired in the fourth quarter of 2003. Europe management services revenues of $2.4 million for the three months ended December 31, 2004 increased by $0.2 million, or 9.5%, compared to $2.2 million for the three months ended December 31, 2003, as a result of the Thurnham Leisure Group acquisition.

Interest revenues, the majority of which is generated from financing provided to purchasers and lessees of Vacation Interests in the United States and the Caribbean, increased to $10.1 million for the three months ended December 31, 2004 compared to $6.5 million for the three months ended December 31, 2003, due to the acquisition in the first quarter 2004 of a portfolio of mortgages backed by Vacation Interests at former Epic Resorts Group locations, the mortgage pool obtained in the purchase of the Ka’anapali resort in July 2004, and the purchase from Barton Capital Corporation of their rights to a loan portfolio held by Blue Bison Funding Corporation. This was offset by prepayments of existing mortgages.

Other revenues, which includes Club Sunterra fees, travel services revenue and finance commissions earned by our European subsidiaries, decreased by $0.5 million, or 6.9%, to $5.7 million for the three months ended December 31, 2004, from $6.2 million for the same period in the prior year. This decrease is concentrated in our Europe operations and is primarily the result of decreased finance commissions earned during the period as a result of the decrease in sales volume.

Consolidated Vacation Interest cost of sales of $10.2 million for the three months ended December 31, 2004 decreased $0.6 million, or 5.2%, from $10.8 million for the three months ended December 31, 2003, despite an increase in Vacation Interest volume. On a geographic segment basis, North American Vacation Interest cost of sales increased by $0.2 million, from $7.4 million to $7.6 million, and Vacation Interest cost of sales for our Europe operations decreased to $2.6 million, down $0.8 million from $3.4 million in 2003. Our overall cost-off rates (defined as Vacation Interest cost of sales as a percentage of Vacation Interest revenues) for the three months ended December 31, 2004 and 2003, were 15.1% and 19.7%, respectively. The cost-off rate for our North American operations decreased from 21.1% in the three month ended December 31, 2003 to 16.3% in the current year. This is attributable to newly acquired properties and inventory recoveries where the inventory has a relatively lower cost than the other Vacation Interests owned by us and the effect that adding such lower cost inventory has to the trust from which we sell our Vacation Points. The gross North American increase was offset by a 24.3% decrease in gross Vacation Interest cost of sales for our Europe operations. As a percentage of Europe Vacation Interests revenues for the three months ended December 31, 2004 and 2003, Europe Vacation Interest cost of sales was 12.5% and 17.1%, respectively. Our Europe operations improved their cost-off rate as a result of lower cost inventory acquisitions and recoveries.

For the three months ended December 31, 2004, consolidated advertising, sales and marketing costs were $38.9 million compared to $30.3 million for the three months ended December 31, 2003, a 28.4% increase on 23.3% higher Vacation Interest volume. As a percentage of Vacation Interest revenues, these costs increased to 57.6% in 2004 compared to 55.3% in the prior year. This increase was driven by our Europe operations, which experienced an increase in this ratio from 55.8% in 2003 compared to 65.3% for the three months ended December 31, 2004. The unfavorable variance in our Europe operations is attributable to additional marketing efforts employed to improve tour flow as a result of a challenging European market. Our North American operation’s advertising, sales and marketing costs as a percentage of Vacation Interest revenues were 54.3% and 55.1% for the three months ended December 31, 2004 and 2003, respectively, as a result of efficiencies gained by maintaining a stable and more experienced sales team and additional sales training.

Vacation Interest carrying costs, which consist of annual maintenance fees, reserve and special assessments on Unsold Vacation Interests, as well as the cost associated with maintaining un-annexed units (owned units not declared or registered as part of the timeshare program) increased 205.2%, or $5.9 million, to $8.8 million for the three months ended December 31, 2004 from $2.9 million for the three months ended December 31, 2003. As a percentage of Vacation Interest revenues, inventory-carrying cost was 13.0% for the three months ended December 31, 2004 compared to 5.3% for the three months ended December 31, 2003. The increase was primarily due to Vacation Interests acquired as a result of the purchase of the remaining outstanding partnership interests in Ka’anapali and through the Epic Resorts Group acquisitions offset by ongoing sales of Vacation Interests.

The provision for doubtful accounts and loan losses was $2.5 million for the three months ended December 31, 2004 compared to $1.3 million for the three months ended December 31, 2003. Of these amounts, $2.6 million and $1.8 million for 2004 and 2003, respectively, related to mortgages and contracts receivable. The resulting allowances for mortgages and contracts receivable at December 31, 2004 and September 30, 2004 were $25.9 million and $26.5 million, respectively, representing approximately 8.2% and 8.7%, respectively, of the gross mortgages and contracts receivable outstanding at those dates. The balance of the provision for doubtful accounts of $(0.1) million and $(0.5) million for the three months ended December 31, 2004 and 2003, respectively, represented adjustments to provisions for estimated uncollectible amounts due from homeowner associations, assessments to owners for maintenance fees at certain Caribbean resorts and for other receivables. The increase in the provision for doubtful accounts and loan losses related to mortgages and contracts receivable is attributable to the higher levels of Vacation Interests revenues, as the provision is recorded as a percentage of each financed sale, as well as an increase in such percentage of each financed sale.

Loan portfolio expenses decreased 39.3% to $1.5 million for the three months ended December 31, 2004 from $2.4 million in the prior year. The decrease is attributable to significant process improvement and restructuring initiatives implemented in late 2003, including standardizing and centralizing underwriting procedures and processes, best practices in loss mitigation (including increased and timely correspondence with customers whose mortgages and contracts are perceived to be in danger of becoming delinquent) and cross training allowing us to service higher loan volumes with fewer personnel. We have also implemented new technology that allows us to service more loans more efficiently, and have brought in certain servicing processes formerly outsourced.

General and administrative expenses remained at $17.6 million for the three months ended December 31, 2004 as compared to $17.6 million for the three months ended December 31, 2003. As a percentage of total revenues, general and administrative expenses improved to 18.2% in 2004 from 23.0% in 2003. The increase in general and administrative expenses related to salary increases and acquisitions recently completed was offset by the shut down of certain Sunterra Pacific operations in December of 2003, and an overall reduction in office related expenses as the result of back office restructuring initiatives.

Gain on sales of assets increased to a gain of approximately $0.2 million for the three months ended December 31, 2004 from a gain of approximately $0.1 million during the same period in 2003. The $0.2 million gain for 2004 represents a gain on the sale of an office building in Sedona, Arizona that previously housed administrative personnel now located in a rented facility.

Depreciation and amortization expense decreased 23.2%, or $0.7 million, to $2.4 million for the three months ended December 31, 2004 from $3.1 million for the same period in 2003. This decrease is attributable to a large number of North American assets reaching full depreciation.

Interest expense for the three months ended December 31, 2004 was $6.1 million, compared to $7.8 million for the three months ended December 31, 2003. The decrease was primarily due to reduced borrowing costs, reduced amortization of deferred financing charges, the renegotiation of certain borrowing terms in February 2004, and the favorable interest on the 3 ¾ % Senior Subordinated Convertible Notes due 2024, partially offset by increased average borrowing in 2004.

There were no reorganization and restructuring costs, net in the three months ended December 31, 2004, as we completed most of our reorganization activities by the end of 2002, and the components of our restructuring were complete by the end of 2003. Reorganization and restructuring costs were $0.3 million for the three months ended December 31, 2003, and primarily related to the rollout of our global points-based program.

There were no charges for impairment of assets in the three months ended December 31, 2004. Impairment of assets totaled $92.5 million for the three months ended December 31, 2003. These charges included $91.6 million for the impairment of the reorganization value in excess of identifiable assets and $0.9 million relating to Unsold Vacation Interests relating to a resort disposed of in 2003.

Income from investments in joint ventures decreased 70.2% to $0.3 million for the three months ended December 31, 2004 compared to $0.9 million for the three months ended December 31, 2003. In July 2004, we purchased the remaining outstanding 77% partnership interest in Ka’anapali resulting in the full consolidation of their operating results beginning at that time.

Our provision for income taxes for the three months ended December 31, 2004 was $3.5 million, compared to $0.7 million for the three months ended December 31, 2003. The increase in income tax expense related to our North American operations, which reported a tax provision of $3.0 million for the three months ended December 31, 2004 compared to $0.1 million for the three months ended December 31, 2003. For the three months ended December 31, 2003, the tax basis operating income of the North American operations was offset by operating losses for prior years. Since such operating losses were generated after the fresh start date, the reduction of the reserves recorded against the deferred tax assets associated with the operating losses were credited to the provision for income taxes. This resulted in a net provision for income taxes of virtually zero. For the three months ended December 31, 2004 the tax basis operating income of the North American operations was partially offset by operating losses from periods prior to the fresh start date. As such, the reduction of the reserves recorded against the deferred tax assets associated with the operating losses were credited to goodwill.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash principally from down payments on financed Vacation Interest sales, cash sales of Vacation Interests, principal and interest payments on mortgages and contracts receivable and collection of Club Sunterra membership fees, resort rentals and management fees.

During the three months ended December 31, 2004, net cash provided by operating activities was $25.2 million and was primarily the result of the net income of $5.8 million plus non-cash expenses totaling $9.5 million, offset by other non-cash gains of $1.0 million and increases in retained interests in mortgages and contracts receivable sold of $0.3 million. Cash provided by operating activities was also impacted by changes in operating assets and liabilities of $11.2 million, including reductions in unsold Vacation Interests of $1.6 million, other receivables of $5.4 million and cash in escrow and restricted cash of $0.2 million plus an increase in accrued liabilities of $12.7 million offset by an increase in mortgages and contracts receivable of $0.4 million, an increase in prepaid expenses of $0.9 million, an increase in due from related parties of $0.9 million and decreases in accounts payable of $2.4 million and deferred revenues of $4.1 million.

During the three months ended December 31, 2004, net cash used in investing activities was $28.7 million, primarily due to the purchase of the Blue Bison Funding Corp. mortgage portfolio for $16.1 million, the purchase of Jardines del Sol for $9.3 million, the purchase of Activity Warehouse for $0.8 million and capital expenditures of $3.9 million, partially offset by proceeds from the sale of assets of $0.8 million and cash distributions from joint ventures of $0.6 million.

During the three months ended December 31, 2004, net cash used in financing activities was $3.5 million. Payments on the Senior Finance Facility totaled $27.7 million and payments on the Securitization and other notes payable totaled $9.4 million. These payments were funded primarily through borrowings on the Senior Finance Facility totaling $33.6 million.

We currently anticipate spending approximately $23.2 million for unsold Vacation Interests at existing and anticipated resort locations during the remainder of fiscal 2005. Also in the remainder of fiscal 2005, we plan to invest $11.2 million in capital expenditures related to property and equipment. We plan to fund these expenditures with cash generated from operations and borrowings under the Senior Finance Facility. We believe that, with respect to our current operations, cash generated from operations and future borrowings will be sufficient to meet our working capital and capital expenditure needs through the end of fiscal 2005. If these are not sufficient, we have the ability to adjust our spending on Unsold Vacation Interests.

The allowance for mortgage and contract loan losses at December 31, 2004 was $25.9 million, or 8.2% of the gross mortgages and contracts receivable outstanding at that date. Management believes the allowance is adequate. However, if the amounts of the mortgages and contracts receivable that are ultimately written off materially exceed the related allowances, our business, results of operations and financial condition could be adversely affected.

Our plan for meeting our liquidity needs may be affected by, but not limited to, the following: demand for our product, our ability to borrow funds under our current financing arrangements, an increase in prepayment speeds and default rates on our mortgages and contracts receivable, the threat and/or effects on the travel and leisure industry of future terrorist attacks and limitations on our ability to conduct marketing activities, and other factors, including those discussed under “Business—Risk Factors” in our Transition Report on Form 10-K for the nine month period ended September 30, 2004.

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

Corporate Finance

On average, approximately 82% of our North American Vacation Interest revenue is through transactions where we provide the financing. Approximately 31% of the value of these transactions is realized in cash at the time of the transaction or through the application of existing equity from another Vacation Interest with the remaining 69% financed by us. Accordingly, we do not generate sufficient cash from sales to provide the necessary capital to pay the costs of developing or acquiring additional resorts and to replenish working capital. We believe that revenues together with amounts available under our Senior Finance Facility will be sufficient to fund operations for the next twelve months.

We established Qualifying Entities to issue fixed rate notes payable collateralized by an undivided interest in transferred mortgages receivable. We retain 100% interest in the future cash flows generated by the sold mortgages receivable portfolios in excess of the cash required by the Qualifying Entities to fully repay principal and contractual interest on their obligations. Such excess cash is principally generated by the excess of the weighted average contractual interest received on the mortgage loans over the interest rates on the Qualifying Entities’ notes. The notes contain a clean up call provision that allows the notes to be called and mortgages receivable to be transferred back to us when the remaining principal value of the notes reaches 10% of the original principal value. The clean up call provision on the 1999-A Securitization (TerraSun, LLC) was exercised in January 2005 and we anticipate the 1999-B Securitization (Dutch Elm, LLC) will be exercised in February 2005. Such exercises will result in the recognition of the full value of the mortgages receivable as an asset and a cash or debt requirement equal to the remaining balance of the related notes.

On July 29, 2002, we entered into a two-year agreement for a $300 million Senior Finance Facility with Merrill Lynch Mortgage Capital, Inc. The proceeds of the Senior Finance Facility were used to pay amounts payable under certain creditor agreements, provide mortgage receivable and other working capital financing to us and to pay fees and expenses related to the Senior Finance Facility. A portion of the proceeds from the initial funding drawn on the Senior Finance Facility was used to pay off amounts outstanding under our previous senior finance facility.

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

At December 31, 2004, the maximum capacity to borrow, amounts outstanding, and remaining availability under the Senior Finance Facility were $257.2 million, $177.6 million and $79.6 million, respectively. The capacity and availability of borrowings under the Senior Finance Facility are based on the value of eligible mortgages and contracts receivable, the value of eligible Unsold Vacation Interests and the value of certain real property and other assets. The Senior Finance Facility is secured by a first priority lien on the mortgages and contracts receivable and Unsold Vacation Interests, as well as certain real property and other assets of the Company, subject to certain exceptions. Prior to the amendment discussed above, borrowings under the Senior Finance Facility bore interest at an annual rate equal to one month LIBOR plus 3%, 5% or 7%, depending on the amounts outstanding and on the type of asset collateralizing various advances. The weighted average interest rate of these borrowings at December 31, 2004, was 5.29% per annum. Beginning in February 2003, the Senior Finance Facility also requires the Company to pay an additional cash interest amount monthly when certain conditions are not met. The total amount of such additional cash interest payments made during the three months ended December 31, 2004 and 2003 were $0 million and $0.7 million, respectively.

In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of the Senior Finance Facility and an anniversary fee of 1.5% due on the anniversary of the initial borrowing, we issued a warrant exercisable for 1,190,148 shares of common stock at an exercise price of $15.25 per share (the deemed value of the shares), subject to adjustment under certain anti-dilution provisions of the warrant and will pay an unused commitment fee of 0.25% per annum on the excess availability under the Senior Finance Facility. The $8.7 million value of the warrants issued to the Senior Finance Facility lender was determined using a Black-Scholes model based on a risk free interest rate of 3.81%, expected volatility of 50% and an expected life of 5 years and, as a result of the February 2004 amendment, an additional $0.4 million was recorded to reflect the decrease in exercise price to $14.00 per share. The value of the warrants was recorded as a capitalized financing cost that is amortized over the term of the financing agreement. The February 2004 amendment also stipulated that facility fees equal to 0.75% of $300.0 million were due and payable on July 29, 2004 and are due and payable on July 29, 2005, with the latter fee being prorated through the termination date of February 28, 2006. Amortization of debt issuance costs related to the Senior Finance Facility included in interest expense in the accompanying unaudited consolidated statements of operations was $1.1 million and $3.4 million for the three months ended December 31, 2004 and 2003, respectively.

Senior Subordinated Convertible Notes

On March 29, 2004, we issued $95.0 million in 3¾% Senior Subordinated Convertible Notes due 2024 (“Notes”). The Notes were issued at a price of $1,000 per Note and pay interest semi-annually on March 29 and September 29 of each year, beginning on September 29, 2004 at the rate of 3.75% per annum. The Notes will mature on March 29, 2024. Under the terms of the indenture, we were required to use a portion of the proceeds from the offering to purchase a portfolio of U.S. government securities that are pledged to secure the first six scheduled interest payments on the Notes. This $10.4 million was recorded in Prepaid expenses and other assets, net and the balance on the accompanying unaudited consolidated balance sheets was $8.7 million as of December 31, 2004 and September 31, 2004. Other than this pledge, the Notes are unsecured obligations.

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

For the three months ended December 31, 2004 and 2003, amortization of $0.1 million and $0.0 million, respectively, of debt issuance costs related to the Notes was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations.

Securitization Notes

On September 30, 2004, we completed a $151.7 million private offering and sale of vacation ownership receivable-backed notes (the “2004 Securitization”). The $171.4 million (including $17.0 million in aggregate principal of vacation ownership receivables sold during the ninety day period commencing September 30, 2004) in aggregate principal of vacation ownership receivables that collateralize the notes were initially sold to Sunterra SPE 2004-1 LLC (“SPE 2004-1”), a wholly-owned, special purpose entity that deposited the vacation ownership receivables into the Sunterra Owner Trust 2004-1, which issued the notes and is included within Sunterra Corporation’s consolidated financial statements, without recourse to us or to SPE 2004-1, except for breaches of certain representations and warranties at the time of sale. The 2004 Securitization is secured by a first priority lien on the mortgages and contracts receivable sold to Sunterra Owner Trust 2004-1.

On October 27, 2004 and December 1, 2004, we completed pre-funding transactions with the Sunterra Owner Trust 2004-1. On October 27, 2004, $11.1 million in vacation ownership receivables were sold to Sunterra Owner Trust 2004-1 and on December 1, 2004, $5.9 million of vacation ownership receivables were sold to Sunterra Owner Trust 2004-1. As a result of these two transactions, the $17.0 million classified as restricted cash as of September 30, 2004 was effectively released ratably on these two dates and transferred to us in exchange for these vacation ownership receivables.

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

Under the terms of the indenture, Sunterra Financial Services, Inc., a direct wholly owned subsidiary of ours, in exchange for a monthly fee, will service and administer the vacation ownership receivables in Sunterra Owner Trust 2004-1. All monthly fees are eliminated as part of our consolidation of the Sunterra Owner Trust 2004-1.

The proceeds were used to pay down balances due under our Senior Finance Facility with Merrill Lynch Mortgage Capital, Inc., pay fees associated with the transaction to third parties and deposit initial amounts in a required cash reserve account. We also retained a subordinated interest in future cash flows from the 2004 Securitization.

For the three months ended December 31, 2004, amortization of $0.1 million of debt issuance costs related to the 2004 Securitization was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations.

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

Conduit Facility

We established a qualifying entity, Blue Bison Funding Corporation, through which we transferred mortgages and contracts receivable to Barton Capital Corporation (“Barton”) and related entities as part of a $100 million Mortgages Receivable Conduit Facility (the “Conduit Facility”). We sold undivided interests in mortgages and contracts receivable to Blue Bison Funding Corporation at 95% of face value without recourse to us as to collectibility. Blue Bison Funding Corporation financed those purchases through transfers to Barton of an undivided interest in the transferred mortgages and contracts receivable for cash consideration under the Conduit Facility. Certain of the loans sold into the Conduit Facility were subsequently repurchased by us and sold into securitizations described below. Although there was no contractual requirement in the Conduit Facility agreement, as certain mortgages and contracts receivable defaults occurred in 2000 we transferred into the Conduit Facility a total of $3.6 million in new mortgages and contracts receivable without consideration. The Conduit Facility expired on December 17, 2001, leaving a substantial quantity of mortgages and contracts receivable still held by Barton. On December 17, 2004, we completed the purchase from Barton of its rights to the mortgages and contracts remaining in the loan portfolio at that date for approximately $16.1 million.

Securitization Transactions

We established certain qualifying entities, TerraSun, LLC and Dutch Elm, LLC, to issue fixed rate notes payable collateralized by an undivided interest in transferred mortgages receivable. We retain 100% interest in the future cash flows generated by the sold mortgages receivable portfolios in excess of the cash required by the qualifying entities to fully repay principal and contractual interest on their obligations. Such excess cash is principally generated by the excess of the weighted average contractual interest received on the mortgage loans over the interest rates on the qualifying entities’ notes. The notes contain a “clean up” call provision that allows the notes to be called and mortgages receivable to be transferred back to us when the remaining principal value of the notes reaches 10% of the original principal value. On January 25, 2005, we completed a transaction resulting in the acquisition of a loan portfolio held by TerraSun, LLC for approximately $7.8 million. This transaction was the result of the exercise of the “clean up” call provision contained in the notes issued by TerraSun, LLC. On January 21, 2005, we issued a notice of redemption to the holders of notes issued by Dutch Elm, LLC in conjunction with our exercise of the “clean up” call provision contained in the notes. This transaction is expected to close on February 25, 2005.

Contractual Obligations

Certain contractual obligations are summarized in our Transition Report on Form 10-K for the nine months ended September 30, 2004 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate Finance—Contractual Obligations.” As of December 31, 2004, there had been no material changes outside the ordinary course of our business in such contractual obligations from September 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

We are exposed to on-balance sheet credit risk related to our mortgages and contracts receivable. We offer financing to the buyers and lessees of Vacation Intervals at our resorts. We bear the risk of defaults on promissory notes delivered to us by buyers of Vacation Interests. If a buyer of a Vacation Interval defaults, we generally must foreclose on the Vacation Interval (or, in the case of Vacation Points, by exercise of a Power of Sale) and attempt to resell it. The associated marketing, selling and administrative costs from the original sale are not recovered and such costs must be incurred again to resell the Vacation Interests. Although in many cases we may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, we have generally not pursued this remedy. If a lessee of a Vacation Interval defaults, the lessee forfeits contract rights previously held to use the Vacation Interval, and we are able to transfer title of the Vacation Interval to a trust out of which we will convey Vacation Points representing beneficial interests in such trust without further recovery efforts.

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

Geographic Concentration

Our owned and serviced loan portfolio borrowers are geographically diversified within the United States and internationally. At December 31, 2004, borrowers residing in the United States accounted for approximately 91.9% of our loan portfolio. With the exception of Arizona and California, which represented 12.0% and 17.8%, respectively, no state or foreign country concentration accounted for in excess of 5.0% of the serviced portfolios. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well being of the borrowers.

Foreign Currency Risk

For the three months ended December 31, 2004 and 2003, total revenues denominated in a currency other than U.S. dollars, primarily revenues derived from the United Kingdom, were approximately 25.9% and 32.0%, respectively, of total revenues. Our net assets maintained in a functional currency other than U.S. dollars at December 31, 2004 and September 30, 2004, primarily assets located in Western Europe, were approximately 20.8% and 19.0%, respectively, of total net assets. The effects of changes in foreign currency exchange rates have not historically been material to our operations or net assets. At December 31, 2004, our subsidiary in the United Kingdom, whose functional currency is the British Pound Sterling, held approximately 5.6 million Euros. That subsidiary expects to utilize approximately 2.5 million Euros per month for operating purposes. To the extent they hold Euros at any point in time they are subject to gains and losses as the exchange rate between British Pound Sterling and Euros fluctuates.

Interest Rate Risk

As of December 31, 2004, we had floating interest rate debt of approximately $177.6 million, comprised of amounts outstanding under the Senior Finance Facility. The floating interest rate on the Senior Finance Facility is based upon the prevailing LIBOR rate and interest rate changes can impact earnings and operating cash flows. A change in interest rates of one percent on the balance outstanding at December 31, 2004 would cause a change in total annual interest costs of $1.8 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Sarbanes-Oxley Section 404 Compliance

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) adopted rules requiring public companies to include a report from management on its internal controls over financial reporting in Annual Reports on Form 10-K. This requirement will first apply to our Annual Report on Form 10-K for the year ending September 30, 2005 and in subsequent Annual Reports thereafter. The report from management must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal controls over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal controls over financial reporting, (3) management’s assessment of the effectiveness of our internal controls over financial reporting as of September 30, 2005, including a statement as to whether or not internal controls over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of internal controls over financial reporting.

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

We have prepared initial documentation of our controls over financial reporting and have recently commenced testing of those controls but have not yet completed this testing. Because of our historical growth through acquisition prior to our July 2002 reorganization under the U.S. Bankruptcy Code and our decentralized organizational structure in general, our documentation and testing to date have identified certain deficiencies in the documentation, design and effectiveness of internal controls over financial reporting that we are in the process of remediating. However, there can be no assurance that one or more deficiencies will not constitute what we or our independent auditors conclude is a material weakness in internal control over financial reporting. Although we intend to diligently and vigorously review internal controls over financial reporting, we can provide no assurance as to our conclusions at September 30, 2005 with respect to the effectiveness of our internal controls over financial reporting, or that we will be able to complete the required assessment in a timely manner.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are subject to various legal claims and actions. In the opinion of management, taking into account the effect of the plan of reorganization, any liability arising from or relating to these claims, or other claims under the plan of reorganization, should not materially and adversely affect us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization” in our Transition Report on Form 10-K for the nine months ended September 30, 2004 for a further description of the nature and results of our reorganization, and Note 13 to the accompanying unaudited, consolidated financial statements for a general description of our commitments and contingencies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

No.	Description
3.1	Articles of Amendment and Restatement of Sunterra Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

3.1a	Amendment to Articles of Amendment and Restatement of Sunterra Corporation (incorporated by reference to Exhibit 3.1a to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

3.2	Amended and Restated Bylaws of Sunterra Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

3.2a	Amendment to Amended and Restated Bylaws of Sunterra Corporation (incorporated by reference to Exhibit 3.2a to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

4.1	Indenture dated as of March 29, 2004 between Sunterra Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4.2	Indenture dated as of September 1, 2004 between Sunterra Owner Trust 2004-1, as Issuer, Sunterra Financial Services, Inc., as Servicer and Wells Fargo Bank, National Association, as Indenture Trustee, Custodian and Back-Up Servicer (incorporated by reference to Exhibit 4.2 to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

10.1	Third Amended and Restated Joint Plan of Reorganization, dated May 9, 2002, of Sunterra Corporation and its debtor affiliates under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (date of event: May 9, 2002)).

10.2	Confirmation Order, dated June 20, 2002, of the Bankruptcy Court (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3	Loan Agreement, dated as of July 29, 2002, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) as amended by Amendment No. 1 dated as of December 20, 2002 and further amended by Amendment No. 2 dated February 13, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) and further amended by Amendment No. 3 dated July 7, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.4	Amendment No. 2, dated February 13, 2004, to Loan Agreement dated July 29, 2002, as amended by Amendment No. 1 dated December 20, 2002, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.5	Amendment No. 3, dated July 7, 2004, to Loan Agreement dated July 29, 2002, as amended by Amendment No. 1 dated December 20, 2002, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries and Amendment No. 2, dated February 13, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.6	Warrant Agreement, dated as of July 29, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) as amended by Amendment No. 1 dated February 13, 2004 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003), by and between Sunterra Corporation and Merrill Lynch Mortgage Capital, Inc.

10.7	Amendment No. 1, dated February 13, 2004, to Warrant Agreement dated as of July 29, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) by and between Sunterra Corporation and Merrill Lynch Mortgage Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

*10.8	Sunterra Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

*10.8a	Form of Stock Option Agreement Under the Sunterra Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: October 29, 2004)).

10.9	Warrant Agreement, dated as of July 29, 2002, by and between Sunterra Corporation and Mellon Investor Services, LLC, as warrant agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

10.10	Registration Rights Agreement, dated as of July 29, 2002, by and among Sunterra Corporation, Merrill Lynch Mortgage Capital, Inc. and certain initial holders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

10.11	Registration Rights Agreement dated as of March 29, 2004 between Sunterra Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CRT Capital Group (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.12	Pledge Agreement dated as of March 29, 2004 by and among Sunterra Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.13	Standard Definitions dated as of September 1, 2004 to the Trust Agreement dated as of September 24, 2004 between Sunterra Ownership, LLC, as Owner and U.S. Bank Trust, National Association, as Owner Trustee and the Indenture dated as of September 1, 2004 between Sunterra Owner Trust 2004-1, as Issuer, Sunterra Financial Services, Inc., as Servicer and Wells Fargo Bank, National Association, as Indenture Trustee, Custodian and Back-Up Servicer (incorporated by reference to Exhibit 10.13 to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

10.14	Trust Agreement dated as of September 24, 2004 between Sunterra Ownership, LLC, as Owner and U.S. Bank Trust, National Association, as Owner Trustee (incorporated by reference to Exhibit 10.14 to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

*10.15	Amended and Restated Employment Agreement dated as of November 19, 2001 between Sunterra Corporation and Nicholas Benson (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (date of event: January 25, 2002)).

*10.16	Employment Agreement dated as of September 9, 2002 between Sunterra Corporation and Steven E. West (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.17	Employment Agreement dated as of May 21, 2001 between Sunterra Corporation and Andrew Gennuso (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.18	Employment Agreement dated as January 24, 2003 between Sunterra Corporation and Frederick C. Bauman (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

*10.19	Employment Agreement dated as January 1, 1998 between Sunterra Corporation and Geoff Bruce (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

*10.20	Employment Agreement dated as February 23, 2004 between Sunterra Corporation and David R. Harris (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

+31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory management plan
+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTERRA CORPORATION

By:	/s/ NICHOLAS J. BENSON
Nicholas J. Benson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEVEN E. WEST
Steven E. West Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: February 9, 2005

EXHIBIT INDEX

No.	Description
3.1	Articles of Amendment and Restatement of Sunterra Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

3.1a	Amendment to Articles of Amendment and Restatement of Sunterra Corporation (incorporated by reference to Exhibit 3.1a to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

3.2	Amended and Restated Bylaws of Sunterra Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

3.2a	Amendment to Amended and Restated Bylaws of Sunterra Corporation (incorporated by reference to Exhibit 3.2a to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

4.1	Indenture dated as of March 29, 2004 between Sunterra Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4.2	Indenture dated as of September 1, 2004 between Sunterra Owner Trust 2004-1, as Issuer, Sunterra Financial Services, Inc., as Servicer and Wells Fargo Bank, National Association, as Indenture Trustee, Custodian and Back-Up Servicer (incorporated by reference to Exhibit 4.2 to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

10.1	Third Amended and Restated Joint Plan of Reorganization, dated May 9, 2002, of Sunterra Corporation and its debtor affiliates under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (date of event: May 9, 2002)).

10.2	Confirmation Order, dated June 20, 2002, of the Bankruptcy Court (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3	Loan Agreement, dated as of July 29, 2002, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) as amended by Amendment No. 1 dated as of December 20, 2002 and further amended by Amendment No. 2 dated February 13, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) and further amended by Amendment No. 3 dated July 7, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.4	Amendment No. 2, dated February 13, 2004, to Loan Agreement dated July 29, 2002, as amended by Amendment No. 1 dated December 20, 2002, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.5	Amendment No. 3, dated July 7, 2004, to Loan Agreement dated July 29, 2002, as amended by Amendment No. 1 dated December 20, 2002, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries and Amendment No. 2, dated February 13, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.6	Warrant Agreement, dated as of July 29, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) as amended by Amendment No. 1 dated February 13, 2004 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003), by and between Sunterra Corporation and Merrill Lynch Mortgage Capital, Inc.

10.7	Amendment No. 1, dated February 13, 2004, to Warrant Agreement dated as of July 29, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) by and between Sunterra Corporation and Merrill Lynch Mortgage Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

*10.8	Sunterra Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

*10.8a	Form of Stock Option Agreement Under the Sunterra Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: October 29, 2004)).

10.9	Warrant Agreement, dated as of July 29, 2002, by and between Sunterra Corporation and Mellon Investor Services, LLC, as warrant agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

10.10	Registration Rights Agreement, dated as of July 29, 2002, by and among Sunterra Corporation, Merrill Lynch Mortgage Capital, Inc. and certain initial holders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

10.11	Registration Rights Agreement dated as of March 29, 2004 between Sunterra Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CRT Capital Group (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.12	Pledge Agreement dated as of March 29, 2004 by and among Sunterra Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.13	Standard Definitions dated as of September 1, 2004 to the Trust Agreement dated as of September 24, 2004 between Sunterra Ownership, LLC, as Owner and U.S. Bank Trust, National Association, as Owner Trustee and the Indenture dated as of September 1, 2004 between Sunterra Owner Trust 2004-1, as Issuer, Sunterra Financial Services, Inc., as Servicer and Wells Fargo Bank, National Association, as Indenture Trustee, Custodian and Back-Up Servicer (incorporated by reference to Exhibit 10.13 to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

10.14	Trust Agreement dated as of September 24, 2004 between Sunterra Ownership, LLC, as Owner and U.S. Bank Trust, National Association, as Owner Trustee (incorporated by reference to Exhibit 10.14 to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

*10.15	Amended and Restated Employment Agreement dated as of November 19, 2001 between Sunterra Corporation and Nicholas Benson (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (date of event: January 25, 2002)).

*10.16	Employment Agreement dated as of September 9, 2002 between Sunterra Corporation and Steven E. West (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.17	Employment Agreement dated as of May 21, 2001 between Sunterra Corporation and Andrew Gennuso (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.18	Employment Agreement dated as January 24, 2003 between Sunterra Corporation and Frederick C. Bauman (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

*10.19	Employment Agreement dated as January 1, 1998 between Sunterra Corporation and Geoff Bruce (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

*10.20	Employment Agreement dated as February 23, 2004 between Sunterra Corporation and David R. Harris (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

+31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory management plan
+	Filed herewith