Form 10-Q
period 2005-03-31
SUNTERRA CORP
filed 2005-05-10
CIK 1016577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a bankruptcy court.    ☒  Yes    ☐  No

Number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at May 6, 2005: 19,440,819

SUNTERRA CORPORATION AND SUBSIDIARIES

SUNTERRA CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Sunterra Corporation and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with the accounting policies described in our Transition Report on Form 10-K for the nine-month period ended September 30, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The accompanying unaudited consolidated financial statements should be reviewed in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this report. Operating results for the six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended March 31, 2005 and 2004

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenues:
Vacation Interest	$60,258	$52,133	$127,681	$106,820
Resort rental	9,617	4,384	16,279	6,653
Management services	7,811	8,175	14,574	15,363
Interest	11,408	6,920	21,530	13,398
Other	6,317	4,277	12,057	10,441

Total revenues	95,411	75,889	192,121	152,675

Costs and Operating Expenses:
Vacation Interest cost of sales	9,816	10,745	20,010	21,498
Advertising, sales and marketing	36,965	31,631	75,832	61,898
Vacation Interest carrying cost	10,149	5,920	18,933	8,798
Provision for doubtful accounts and loan losses	2,868	2,586	5,399	3,888
Loan portfolio	1,549	1,335	3,025	3,766
General and administrative	21,796	19,058	39,374	36,693
Gain on sales of assets	(496)	(3,144)	(688)	(3,222)
Depreciation and amortization	2,620	2,271	5,035	5,415
Interest, net of capitalized interest of $192, $29, $353 and $155, respectively	6,560	6,131	12,653	13,911
Reorganization and restructuring, net	—	—	—	311
Impairment of goodwill	—	—	—	91,586
Impairment of assets	—	—	—	897

Total costs and operating expenses	91,827	76,533	179,573	245,439

Income (loss) from operations	3,584	(644)	12,548	(92,764)

Income from investments in joint ventures	352	1,121	610	1,986

Income (loss) before provision (benefit) for income taxes	3,936	477	13,158	(90,778)
Provision (benefit) for income taxes	1,477	(220)	4,947	506

Net income (loss)	$2,459	$697	$8,211	$(91,284)

Net income (loss) per share:
Basic	$0.12	$0.03	$0.41	$(4.56)

Diluted	$0.12	$0.03	$0.36	$(4.56)

Weighted average number of common shares outstanding:
Basic	20,009	20,000	20,005	20,000

Diluted	26,019	20,000	25,946	20,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and September 30, 2004

(In thousands, except per share amounts)

	March 31, 2005	September 30, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$17,834	$26,842
Cash in escrow and restricted cash	103,008	88,663
Mortgages and contracts receivable, net of allowances of $ 25,896 and $26,530 at March 31, 2005 and September 30, 2004, respectively	307,785	278,569
Retained interests in mortgages and contracts receivable sold	—	23,319
Due from related parties, net	6,528	6,279
Other receivables, net	34,664	25,986
Deferred tax asset	1,795	622
Prepaid expenses and other assets, net	46,860	47,944
Assets held for sale	1,278	551
Investment in joint venture	5,667	7,187
Unsold Vacation Interests, net	179,477	168,858
Property and equipment, net	83,269	77,996
Goodwill, net	78,043	82,759
Intangible assets, net	780	1,283

Total assets	$866,988	$836,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings under line of credit agreements	$179,814	$171,737
Accounts payable	7,184	10,401
Accrued liabilities	98,039	80,895
Income taxes payable	3,562	3,421
Deferred revenues	106,587	95,127
Securitization notes	134,742	151,710
Senior subordinated convertible notes	95,000	95,000
Notes payable	1,667	2,261

Total liabilities	626,595	610,552

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 75,000 shares authorized; 18,995 and 18,891 shares issued and outstanding at March 31, 2005 and September 30, 2004, respectively)	190	189
Additional paid-in capital	297,561	297,145
Accumulated deficit	(74,003)	(82,214)
Accumulated other comprehensive income	16,645	11,186

Total stockholders’ equity	240,393	226,306

Total liabilities and stockholders’ equity	$866,988	$836,858

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 31, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
Operating activities:
Net income (loss)	$8,211	$(91,284)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,035	5,415
Provision for doubtful accounts and loan losses	5,399	3,888
Amortization of capitalized financing costs, deferred loan and contract origination costs and other	4,474	8,174
Income from investments in joint ventures	(610)	(1,986)
Gain on sales of assets	(688)	(3,222)
(Gain) loss on foreign currency	(377)	1,008
Impairment of goodwill	—	91,586
Impairment of assets	—	897
Provision for income taxes recorded as a reduction to goodwill	5,215	—
Deferred income taxes	(1,173)	22
Stock-based compensation grant to Board of Directors	347	—
Changes in retained interests in mortgages and contracts receivable sold	(522)	(784)
Changes in operating assets and liabilities:
Cash in escrow and restricted cash	(12,701)	(23,458)
Mortgages and contracts receivable	6,827	(11,820)
Due from related parties, net	(249)	(2,317)
Other receivables, net	(7,744)	904
Prepaid expenses and other assets, net	(577)	(1,949)
Unsold Vacation Interests, net	1,524	9,008
Accounts payable	(3,412)	2,384
Accrued liabilities	19,013	14,938
Income taxes payable	(11)	1,242
Deferred revenues	11,379	7,070

Net cash provided by operating activities	39,360	9,716

Investing activities:
Proceeds from sales of assets	1,319	—
Capital expenditures for property and equipment	(7,384)	(5,284)
Purchase of mortgages and contracts receivable portfolios	(26,453)	(43,915)
Purchase of businesses, net of cash acquired	(10,120)	(30,151)
Purchase of U.S. government securities pledged under bond indenture	—	(10,426)
(Increase) decrease in intangible assets, net	(145)	628
Distributions from investments in joint ventures	2,130	1,601

Net cash used in investing activities	(40,653)	(87,547)

(Continued)

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS —Continued

Six Months Ended March 31, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
Financing activities:
Borrowings under line of credit agreements	$55,566	$75,107
Proceeds from issuance of senior subordinated convertible notes	—	95,000
Proceeds from issuance of notes payable	92	224
Payment of debt issuance costs	—	(3,337)
Payments under line of credit agreements	(47,489)	(92,940)
Payments on securitization notes	(16,968)	—
Payments on notes payable	(686)	(2,762)
Proceeds from the exercise of stock options	70	—

Net cash (used in) provided by financing activities	(9,415)	71,292

Effect of changes in exchange rates on cash and cash equivalents	1,700	(245)

Net decrease in cash and cash equivalents	(9,008)	(6,784)
Cash and cash equivalents, beginning of period	26,842	25,249

Cash and cash equivalents, end of period	$17,834	$18,465

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$10,271	$7,956
Cash paid for (received from) taxes, net of tax refunds	887	(603)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets held for sale reclassified to Unsold Vacation Interests	$—	$336
Unsold Vacation Interests transferred to Assets held for sale	1,177	—
Retained interests in mortgages and contracts receivable sold reclassified to mortgages and contracts receivable upon exercise of clean-up call provisions (See Note 4—Mortgages and Contracts Receivable, Net)	23,842	—
Property and equipment transferred to Goodwill (See Note 2—Acquisitions)	460	—
Property and equipment transferred to Unsold Vacation Interests	281	3,878

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Background and Business

Sunterra Corporation, a Maryland corporation (together with its wholly owned subsidiaries hereafter referred to as “Sunterra” or the “Company”) was incorporated in May 1996 as KGK Resorts, Inc. and was later known as Signature Resorts, Inc. At the time of its August 1996 initial public offering, the Company owned nine vacation ownership resorts in Hawaii, Florida, South Carolina, Missouri and California and in the Caribbean. The Company became known as Sunterra Corporation in the second quarter of 1998. Sunterra has grown to become one of the world’s largest vacation ownership companies, as measured by the number of individual resort locations and owner families. At March 31, 2005, the Company had over 300,000 owner families vacationing at 95 resorts in 13 countries located in North America, Europe and the Caribbean. See Note 11 for detailed geographic segment information.

The operations of Sunterra include (i) marketing and selling vacation ownership interests at the Company’s resort locations and off-site sales centers in the form of both vacation points representing a beneficial interest in a trust which holds title to vacation property real estate for the benefit of purchasers of those points which may be redeemed for occupancy rights, for varying lengths of stay, at participating resort locations (“Vacation Points”) and vacation ownership interests that entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity (“Vacation Intervals,” and together with Vacation Points, “Vacation Interests”), (ii) leasing Vacation Intervals and selling Vacation Points at certain Caribbean locations, (iii) acquiring, developing, and operating vacation ownership resorts, (iv) providing consumer financing to individual purchasers of Vacation Interests at the Company’s resort locations and off-site sales centers, (v) providing resort rental, management and maintenance services to vacation ownership resorts, for which the Company receives fees paid by the resorts’ homeowners associations and (vi) operating the Company’s membership and exchange programs.

Effective October 1, 2004, the Company changed its fiscal year end for financial reporting purposes from a calendar year-end to the 12-month period commencing October 1 and ending September 30 and as such, unaudited financial information for the six-month period ended March 31, 2005 is presented herein compared to unaudited financial information for the six-month period ended March 31, 2004.

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company in preparation of its unaudited consolidated financial statements include: (i) mortgages and contracts receivable allowance for loan and contract losses, (ii) valuation of retained interests in mortgages and contracts receivable sold, (iii) expected future cash flows from pools of mortgages and contracts receivable acquired, (iv) estimated net realizable value of assets held for sale, (v) future sales plans used to allocate certain Unsold Vacation Interests to Vacation Interest cost of sales under the relative sales value method, (vi) impairment of long-lived assets including goodwill, and (vii) the valuation allowance recorded against deferred tax assets. It is at least reasonably possible that a material change in one of these estimates may occur in the near term and cause actual results to differ materially.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of net income (loss) available to common shareholders assuming dilution follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Net income (loss) available to common shares outstanding	$2,459	$697	$8,211	$(91,284)
Effect of dilutive securities:
Deemed conversion of 3¾% Senior Subordinated Convertible Notes due 2024, net of tax	622	—	1,218	—

Net income (loss) available to diluted common shares outstanding	$3,081	$697	$9,429	$(91,284)

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	20,009	20,000	20,005	20,000
Effect of dilutive securities:
Stock options issued under the Sunterra Corporation 2002 Stock Option Plan	5	—	3	—
Warrants issued to Senior Finance Facility lender	67	—	—	—
Deemed conversion of 3¾% Senior Subordinated Convertible Notes due 2024	5,938	—	5,938	—

Diluted weighted average common shares outstanding	26,019	20,000	25,946	20,000

For the three months ended March 31, 2005, a total of 600,000 shares attributable to the potential exercise of outstanding warrants and 1,582,312 shares of the Company’s common stock attributable to the potential exercise of outstanding options under the Sunterra Corporation 2002 Stock Option Plan were excluded from the calculation of diluted income per share because the exercise price of the warrants and options exceeded the average price of the Company’s common stock. For the six months ended March 31, 2005, a total of 1,790,148 shares attributable to the potential exercise of outstanding warrants and 1,582,312 shares of the Company’s common stock attributable to the potential exercise of outstanding options under the Sunterra Corporation 2002 Stock Option Plan were excluded from the calculation of diluted income per share because the exercise price of the warrants and options exceeded the average price of the Company’s common stock. For the three and six months ended March 31, 2004, a total of 1,790,148 shares attributable to

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the potential exercise of outstanding warrants were excluded from the calculation of diluted income (loss) per share because the exercise price of the warrants exceeded the average price of the Company’s common stock. For the three and six months ended March 31, 2004, a total of 1,808,312 shares of the Company’s common stock attributable to the potential exercise of outstanding options under the Sunterra Corporation 2002 Stock Option Plan were excluded from the calculation of diluted income (loss) per share because the exercise price of the options exceeded the average price of the Company’s common stock.

During the six months ended March 31, 2005, 77,968 shares of common stock were issued to certain creditors upon the completion of certain claims processes in connection with the Company’s Plan of Reorganization, bringing the cumulative total to 923,767 shares. An additional distribution of 1,031,156 shares of the Company’s common stock will be made to certain former creditors on a pro rata basis for no cash consideration, including 445,998 of such shares issued in April 2005. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, these shares of common stock to be issued are considered to be outstanding and included in the computation of net income (loss) per share of the Company.

Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS No. 148”). This pronouncement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under the Company’s plan are granted with an exercise price equal to or greater than the fair market value on the date of the grant.

The following table presents the Company’s pro forma net income (loss) and the pro forma net income (loss) per share had the Company adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148 (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Net income (loss), as reported	$2,459	$697	$8,211	$(91,284)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(344)	(1,313)	(711)	(1,854)

Pro forma net income (loss)	$2,115	(616)	$7,500	$(93,138)

Basic net income (loss) per share, as reported	$0.12	$0.03	$0.41	$(4.56)
Diluted net income (loss) per share, as reported	$0.12	$0.03	$0.36	$(4.56)
Basic pro forma net income (loss) per share	$0.11	$(0.03)	$0.37	$(4.66)
Diluted pro forma net income (loss) per share	$0.11	$(0.03)	$0.34	$(4.66)

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Black-Scholes option-pricing model assumptions used to compute the weighted average fair value of stock options granted during the periods:

	Three months ended March 31,			Six months ended March 31,
	2005		2004	2005		2004
Dividend yield	N/A	*	0.0%	N/A	*	0.0%
Expected volatility	N/A	*	58.67%	N/A	*	58.64%
Risk-free interest rate	N/A	*	2.72%	N/A	*	2.74%
Expected holding period (in years)	N/A	*	5.0	N/A	*	5.0
Weighted average fair value of options granted	N/A	*	7.12	N/A	*	7.06

*	Not applicable as there were no stock options granted during the period.

As noted in the “Net Income (Loss) Per Share” paragraph above, the Company has also issued warrants for the purchase of 1,790,148 of the Company’s common shares to non-employee creditors. The Company accounts for these issuances under SFAS No. 123, as amended by SFAS No. 148, and related interpretations, which utilizes a fair-value method of accounting. The Company used the following assumptions in estimating the fair value of these warrants: expected life—5 years; interest rate—3.81%; expected dividends—$0; volatility—50%. As discussed in Note 7, the Company amended the exercise price of 1,190,148 of these warrants in February 2004.

At the 2005 Annual Meeting held on February 25, 2005, stockholders approved the 2005 Incentive Plan. Effective for the fiscal year ending September 30, 2005, each non-employee member of the Company’s Board of Directors is entitled to an annual grant of stock-based compensation equivalent to $0.04 million to be issued in advance on the first day of the fiscal year. During the quarter ended March 31, 2005, each non-employee director was granted 4,275 shares of the Company’s common stock under this plan (based on the Company’s common stock price on September 30, 2004) as their fiscal 2005 stock-based compensation.

Income Taxes

The Company accounts for income taxes in accordance with the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which the deferred tax assets or liabilities are expected to be realized or settled. Income tax expense consists of the taxes payable for the current period and the change during the period in deferred tax assets and liabilities. For the three and six months ended March 31, 2004, the tax basis operating income of the North American operations was offset by operating losses for prior years. For the current fiscal year, such tax basis operating income of the North American operations will be offset by operating losses from periods prior to the fresh start date. As such, the tax benefits will first reduce goodwill and once goodwill is exhausted, increase additional paid in capital. The result of this provision in the North American operations is a worldwide effective tax rate of approximately 37.5%, which is consistent with the statutory rates enacted in the jurisdictions in which the Company operates.

Foreign Currency Translation

Assets and liabilities in foreign locations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss is shown as a translation adjustment and is included in other comprehensive income in stockholders’ equity. Gains and losses from foreign currency transactions are included in the unaudited consolidated statements of operations. During the three and six months ended March 31, 2005, the Company’s European operations experienced a loss of $0.2 million and a gain of $0.4 million, respectively, related to holding Euros. The Company’s European operations reported a loss of $1.0 million in the three and six months ended March 31, 2004 related to holding Euros.

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

West Maui Resort Partners, L.P. (“Ka’anapali”) owns and operates Embassy Vacation Resort Ka’anapali on the Hawaiian island of Maui. On July 7, 2004, Sunterra completed the acquisition of the 76.7% majority interest of Ka’anapali that it did not own. Prior to the transaction, the Company owned 23.3% of Ka’anapali and accounted for its interest under the equity method of accounting. For periods prior to July 7, 2004, the Company’s 23.3% share of the results of Ka’anapali is included in “Income from investments in joint ventures” on the accompanying unaudited consolidated statement of operations. Since July 7, 2004, 100% of the operations of Ka’anapali are included in the consolidated results of the Company. The transaction was accounted for as a purchase under SFAS No. 141. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisition. During the quarter ended December 31, 2004, the Company received the final independent third-party valuation of the net assets acquired and recorded an adjustment decreasing the Property and equipment recorded by $0.5 million and increasing the goodwill recorded by a similar amount. As a result of such adjustment, the tangible assets, liabilities and goodwill acquired totaled $108.0 million, $10.1 million and $19.4 million, respectively. The net assets recorded of $117.3 million were offset by the elimination of the existing Investment in Joint Venture at the date of acquisition of $11.4 million and cash drawn against the Company’s existing line of credit facility, as amended on July 7, 2004, of $105.9 million. With this transaction the Company acquired full ownership of Unsold Vacation Interests with an estimated retail value in excess of $210.0 million and acquired $46.2 million of mortgages receivable.

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

The Company previously established a qualifying entity, Blue Bison Funding Corporation, through which it transferred mortgages and contracts receivable to Barton Capital Corporation (“Barton”) and related entities as part of a $100 million Mortgages Receivable Conduit Facility (the “Conduit Facility”). The Company sold undivided interests in mortgages and contracts receivable to Blue Bison Funding Corporation at 95% of face value without recourse to it as to collectibility. Blue Bison Funding Corporation financed those purchases through transfers to Barton of an undivided interest in the transferred mortgages and contracts receivable for cash consideration under the Conduit Facility. The Conduit Facility expired on December 17, 2001, leaving a substantial quantity of mortgages and contracts receivable still held by Barton. On December 17, 2004, the Company completed the purchase from Barton of its rights to the mortgages and contracts remaining in the loan portfolio at that date for approximately $16.4 million in cash (See Note 4—Mortgages and Contracts Receivable, Net).

On January 25, 2005, the Company completed a transaction resulting in the acquisition of a loan portfolio held by TerraSun, LLC, a special purpose entity created to hold a loan portfolio and issue collateralized debt to third-party investors, for approximately $4.5 million in cash. This transaction was the result of the exercise of the “clean up” call provision contained in the notes issued by TerraSun, LLC that allows the notes to be called and mortgages and contracts receivable to be transferred back to the Company when the remaining principal value of the notes reaches 10% of the original principal value (See Note 4—Mortgages and Contracts Receivable, Net).

On February 25, 2005, the Company completed a transaction resulting in the acquisition of a loan portfolio held by Dutch Elm, LLC, a special purpose entity created to hold a loan portfolio and issue collateralized debt to third-party investors, for approximately $5.6 million in cash. This transaction was the result of the exercise of the “clean up” call provision contained in the notes issued by Dutch Elm, LLC that allows the notes to be called and mortgages and contracts receivable to be transferred back to the Company when the remaining principal value of the notes reaches 10% of the original principal value (See Note 4—Mortgages and Contracts Receivable, Net).

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The goodwill from the business combinations has an indefinite life and will be considered when the Company conducts its annual review of goodwill for impairment to determine if goodwill with an indefinite life has been impaired. The Company has omitted pro-forma disclosures to reflect the above business combinations, as the effects of such business combinations were deemed insignificant.

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

SFAS No. 152 and SOP 04-2 are effective for financial statements for fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 152 and SOP 04-2 on October 1, 2005. The Company has not yet completed its evaluation of the impact that the adoptions of SFAS No. 152 and SOP 04-2 will have on its financial position and results of operations.

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

SFAS No. 123(R) is effective as of the beginning of the annual reporting period that begins after June 15, 2005. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS No. 123(R), if any, is recognized as of the required effective date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123(R) using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The Company has not yet completed its evaluation of the impact SFAS No. 123(R) will have on its financial position and results of operations.

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

Reclassifications

Reclassifications were made to the 2004 unaudited consolidated financial statements to conform to the 2005 presentation.

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the amounts on the accompanying unaudited consolidated balance sheets relating to the two St. Maarten resorts, as of the end of the reported periods (in thousands):

	March 31, 2005	September 30, 2004
Prepaid expenses and other assets, net (direct sales and marketing costs)	$11,194	$11,382

Property and equipment (recorded cost)	$11,543	$11,855
Accumulated depreciation	(1,237)	(1,040)

Property and equipment, net	$10,306	$10,815

Deferred revenue	$74,628	$75,877

The following table summarizes the amounts recognized in the accompanying unaudited consolidated statements of operations relating to the leases discussed above, for the periods indicated (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Vacation Interest revenue	$380	$737	$822	$1,787
Advertising, sales and marketing costs	85	110	188	268

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4—Mortgages and Contracts Receivable, Net

Mortgages and contracts receivable originated by the Company are recorded at amortized cost, including deferred loan and contract origination costs, less the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests have been capitalized and are being amortized over the term of the mortgages or contracts receivable as an adjustment to interest revenue on mortgages and contracts receivable using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $0.5 million and $0.5 million for the three months ended March 31, 2005 and 2004, respectively, and was $1.0 million and $1.0 million for the six months ended March 31, 2005 and 2004, respectively.

The Company recorded a $10.3 million premium at July 31, 2002 on mortgages and contracts receivable, which is being amortized over the life of the mortgages and contracts receivable portfolio. At March 31, 2005 and September 30, 2004, the net unamortized premium was $3.7 million and $4.5 million, respectively. During the three months ended March 31, 2005 and 2004, amortization of $0.5 million and $0.5 million, respectively, was recorded as an adjustment of interest revenue. During the six months ended March 31, 2005 and 2004, amortization of $0.8 million and $1.0 million, respectively, was recorded as an adjustment of interest revenue.

On December 17, 2004, the Company completed the purchase from Barton of its rights to the mortgages and contracts remaining in the Blue Bison Funding Corporation loan portfolio at that date for approximately $16.4 million in cash. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisition and the operating results of the acquired portfolio are included in the consolidated statement of operations from the date of acquisition. The tangible assets, intangible assets, liabilities and goodwill acquired totaled $15.4 million, $0.0 million, $(1.0) million and $0.0 million, respectively.

On January 25, 2005, the Company completed a transaction resulting in the acquisition of a loan portfolio held by TerraSun, LLC, a qualified special purpose entity created to hold a loan portfolio and issue collateralized debt to third-party investors, for approximately $4.5 million in cash. This transaction was the result of the exercise of the “clean up” call provision contained in the notes issued by TerraSun, LLC that allows the notes to be called and mortgages and contracts receivable to be transferred back to the Company when the remaining principal value of the notes reaches 10% of the original principal value. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisition and the operating results of the acquired portfolio are included in the consolidated statement of operations from the date of acquisition. The total purchase price of the loan portfolio was $19.5 million, which included net cash paid of $4.5 million plus net write-off of the retained interest in TerraSun, LLC loan pool of $15.0 million. The tangible assets, intangible assets, liabilities and goodwill acquired totaled $18.5 million, $0.0 million, $(1.0) million and $0.0 million, respectively.

On February 25, 2005, the Company completed a transaction resulting in the acquisition of a loan portfolio held by Dutch Elm, LLC, a qualified special purpose entity created to hold a loan portfolio and issue collateralized debt to third-party investors, for approximately $5.6 million in cash. This transaction was the result of the exercise of the “clean up” call provision contained in the notes issued by Dutch Elm, LLC that allows the notes to be called and mortgages and contracts receivable to be transferred back to the Company when the remaining principal value of the notes reaches 10% of the original principal value. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisition and the operating results of the acquired portfolio are included in the consolidated statement of operations from the date of acquisition. The total purchase price of the loan portfolio was $14.5 million, which included net cash paid of $5.6 million plus net write-off of the retained interest in Dutch Elm, LLC loan pool of $8.9 million. The tangible assets, intangible assets, liabilities and goodwill acquired totaled $13.3 million, $0.0 million, $(1.2) million and $0.0 million, respectively.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

These acquired mortgages and contracts receivable have each been accounted for separately as pools of loans and therefore use a composite interest rate and expectation of future cash flows that is estimated on the pool, rather than on a loan-by-loan basis. Loan pools acquired are as follows (in thousands):

	Prior Year Acquisitions	Current Fiscal Year Acquisitions	Total
Contractually required payments of principal and interest receivable-at acquisition	$146,357	$64,532	$210,889
Cash flows expected to be collected-at acquisition	121,860	56,223	178,083
Basis in acquired loans-at acquisition	91,956	42,981	134,937

Carrying amount of pools as of September 30, 2004	79,827	—	79,827

Carrying amount of pools as of March 31, 2005	62,355	38,015	100,370

In calculating the cash flows expected to be collected, the Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows expected at acquisition for the aggregated loan pool. The Company determines the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as non-accretable difference, which will not be accreted to interest income. The remaining amount that represents the excess of the pool’s cash flows expected to be collected over the amount paid is accreted into interest income over the remaining life of the pool. Accretable yield related to the acquired pools is as follows (in thousands):

Total
Accretable yield as of September 30, 2004	$24,737
Portfolios acquired	5,944
Accretion	(3,007)

Accretable yield as of December 31, 2004	27,674
Portfolios acquired	7,299
Accretion	(4,123)

Accretable yield as of March 31, 2005	$30,850

Over the life of the loan pools, the Company will continue to estimate cash flows expected to be collected. The Company will evaluate on the balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and if so, will recognize a loss. The present value of any subsequent increase in the loan pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for the loan pool. Any remaining increases in cash flows expected to be collected will adjust the amount of accretable yield recognized on a prospective basis over the loan pool’s remaining life. As of March 31, 2005, there were no valuation allowances relating to these acquired loan pools.

The following summarizes the Company’s total mortgages and contracts receivable, net, as of the dates on the accompanying unaudited consolidated balance sheets (in thousands):

	March 31, 2005	September 30, 2004
Mortgages and contracts receivable principal (including purchased loan pools of $100,370 and $79,827, respectively)	$324,691	$295,816
Deferred loan and contract origination costs, net of accumulated amortization	5,250	4,770
Premium on mortgages and contracts receivable, net of accumulated amortization	3,740	4,513

Mortgages and contracts receivable, gross	333,681	305,099
Allowance for loan and contract losses associated with loan and contract originations (excluding purchased loan pools) with a gross balance of $224,321 and $215,989 at March 31, 2005 and September 30, 2004, respectively	(25,896)	(26,530)

Mortgages and contracts receivable, net	$307,785	$278,569

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Balance, beginning of period	$25,881	$29,443	$26,530	$28,645
Provision for loan and contract losses	2,899	2,340	5,464	4,161
Receivables charged off, net	(2,884)	(3,337)	(6,098)	(5,560)
Other	—	—	—	1,200

Balance, end of period	$25,896	$28,446	$25,896	$28,446

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

Unsold Vacation Interests, net consists of the following as of the dates on the accompanying unaudited consolidated balance sheets (in thousands):

	March 31, 2005	September 30, 2004
Development costs of completed Unsold Vacation Interests, net	$111,440	$114,849
Development costs of uncompleted Vacation Interests projects	29,626	22,329
Undeveloped land costs	26,893	26,885
Vacation Interests recoverable under defaulted mortgages	11,518	4,795

Unsold Vacation Interests, net	$179,477	$168,858

Note 6—Goodwill and Intangible Assets, Net

The following table sets forth information concerning the Company’s goodwill (in thousands):

	North American	European	Total
Balance as of October 1, 2004	$27,329	$55,430	$82,759
Goodwill acquired during the period (See Note 2—Acquisitions)	487	12	499
Provision for income taxes recorded as a credit to goodwill (See Note 2—Income Taxes)	(5,215)	—	(5,215)

Balance as of March 31, 2005	$22,601	$55,442	$78,043

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Such goodwill has an indefinite life and will be considered when the Company conducts its annual review of goodwill for impairment during its fourth fiscal quarter to determine if goodwill with an indefinite life has been impaired.

Intangible and other assets, net consists of the following as of the dates on the accompanying unaudited consolidated balance sheets (in thousands):

	March 31, 2005	September 30, 2004
Management contracts	$1,237	$1,237
Trademarks	376	376
Other	10	348

	1,623	1,961
Less accumulated amortization	(843)	(678)

Intangible assets, net	$780	$1,283

Amortization expense relating to other intangible assets was $0.1 million and $0.1 million for the three months ended March 31, 2005 and 2004, respectively, and was $0.2 million and $0.2 million for the six months ended March 31, 2005 and 2004, respectively.

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

In February 2004, the Senior Finance Facility was amended, raising the maximum aggregate borrowing and extending the term to February 28, 2006. The interest rate on the portion of the line secured by the Company’s eligible mortgages and contracts receivable was reduced to the one-month LIBOR rate plus 2.25%, and, for the portion of the line secured by the Company’s eligible Unsold Vacation Interests, the rate was reduced to the one-month LIBOR rate plus 4.0%. Prior to the February 2004 amendment, borrowings under the Senior Finance Facility bore interest at an annual rate equal to one month LIBOR plus 3%, 5% or 7%, depending on the amounts outstanding and on the type of asset collateralizing various advances. The amendment reduced the exercise price of warrants to purchase 1,190,148 shares of the Company’s common stock from $15.25 per share to $14.00 per share. Additionally, the advance rate under loans secured by eligible mortgages and contracts receivable was increased to 85% from 80%. The amendment also expanded the ability of the Company to borrow against Vacation Points and contracts receivable collateralized by Vacation Points, including both assets acquired by the Company as part of the purchase of certain assets of Epic Resorts Group, as well as assets associated with the Company’s new multi-site clubs. The Company also agreed to pay Merrill Lynch Mortgage Capital, Inc. a commission equal to 1.5% of Vacation Interest revenue on the sale of inventory acquired from Epic Resorts Group.

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

At March 31, 2005, the maximum capacity to borrow, amounts outstanding, and remaining availability under the Senior Finance Facility were $280.5 million, $179.8 million and $100.7 million, respectively. The capacity and availability of borrowings under the Senior Finance Facility are based on the value of eligible mortgages and contracts receivable, the value of eligible Unsold Vacation Interests and the value of certain real property and other assets. The Senior Finance Facility is secured by a first priority lien on the mortgages and contracts receivable and Unsold Vacation Interests, as well as certain real property and other assets of the Company, subject to certain exceptions. The weighted average interest rate of these borrowings at March 31, 2005, was 5.69% per annum.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of the Senior Finance Facility and an anniversary fee of 1.5% due on the anniversary of the initial borrowing, the Company issued a warrant exercisable for 1,190,148 shares of common stock at an exercise price of $15.25 per share (the deemed value of the shares), subject to adjustment under certain anti-dilution provisions of the warrant and will pay an unused commitment fee of 0.25% per annum on the excess availability under the Senior Finance Facility. The $8.7 million value of the warrants issued to the Senior Finance Facility lender was determined using a Black-Scholes model based on a risk free interest rate of 3.81%, expected volatility of 50% and an expected life of 5 years and, as a result of the February 2004 amendment, an additional $0.4 million was recorded to reflect the decrease in exercise price to $14.00 per share. The value of the warrants was recorded as a capitalized financing cost that is amortized over the term of the financing agreement. The February 2004 amendment also stipulated that facility fees equal to 0.75% of $300.0 million were due and payable on July 29, 2004 and are due and payable on July 29, 2005, with the latter fee being prorated through the termination date of February 28, 2006. For the three months ended March 31, 2005 and 2004, amortization of $1.1 million and $2.8 million, respectively, of debt issuance costs related to the Senior Finance Facility is included in interest expense in the accompanying consolidated statements of operations. For the six months ended March 31, 2005 and 2004, amortization of $2.2 million and $6.2 million, respectively, of debt issuance costs related to the Senior Finance Facility is included in interest expense in the accompanying consolidated statements of operations. Beginning in February 2003, the Senior Finance Facility also requires the Company to pay an additional cash interest amount monthly when certain conditions are not met. The total amount of such additional cash interest payments made during the three months ended March 31, 2005 and 2004 were $0.0 million and $0.3 million, respectively, and the total amount of such additional cash interest payments made during the six months ended March 31, 2005 and 2004 were $0.0 million and $1.0 million, respectively.

The Company has capitalized interest related to ongoing construction projects of $0.2 million and $0.0 million for the three months ended March 31, 2005 and 2004, respectively, and such capitalized interest was $0.4 million and $0.2 million for the six months ended March 31, 2005 and 2004, respectively.

Senior Subordinated Convertible Notes

On March 29, 2004, the Company issued $95.0 million in 3¾% Senior Subordinated Convertible Notes due 2024 (the “Notes”). The Notes were issued at a price of $1,000 per Note and pay interest semi-annually on March 29 and September 29 of each year, beginning on September 29, 2004 at the rate of 3.75% per annum. The Notes will mature on March 29, 2024. Under the terms of the indenture, the Company was required to use a portion of the proceeds from the offering to purchase a portfolio of U.S. government securities that are pledged to secure the first six scheduled interest payments on the Notes. This $10.4 million was recorded in Prepaid expenses and other assets, net and the balance on the accompanying unaudited consolidated balance sheets was $7.0 million and $8.7 million as of March 31, 2005 and September 30, 2004, respectively. Other than this pledge, the Notes are unsecured obligations.

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

For the three months ended March 31, 2005 and 2004, amortization of $0.1 million and $0.0 million, respectively, of debt issuance costs related to the Notes was recorded and is included in interest expense in the accompanying unaudited consolidated statements of

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

operations. For the six months ended March 31, 2005 and 2004, amortization of $0.2 million and $0.0 million, respectively, of debt issuance costs related to the Notes was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations.

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

For the three and six months ended March 31, 2005, amortization of $0.1 million and $0.3 million, respectively, of debt issuance costs related to the 2004 Securitization was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations.

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the balances in accrued liabilities as of the dates on the accompanying unaudited consolidated balance sheets (in thousands):

	March 31, 2005	September 30, 2004
Accrued marketing	$22,519	$19,812
Amounts collected on behalf of or due to homeowners’ associations	33,440	13,208
Accrued Vacation Interests carrying costs	8,803	8,074
Accrued escrow liability	8,541	7,285
Accrued other taxes	2,885	2,478
Accrued payroll and related	6,865	7,808
Accrued servicing liability	214	3,809
Accrued professional fees	1,016	2,211
Creditor claims payable	2,865	2,865
Accrued commissions	3,583	1,791
Other	7,308	11,554

Total accrued liabilities	$98,039	$80,895

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

The following table summarizes the balances in deferred revenues as of the dates on the accompanying unaudited consolidated balance sheets (in thousands):

	March 31, 2005	September 30, 2004
Deferred Vacation Interest lease revenue (Note 3)	$74,628	$75,877
Deferred Club Sunterra revenue	12,695	6,430
Unearned mini-vacations	9,568	7,985
Unearned management services revenue (Note 3)	5,905	1,953
Other	3,791	2,882

Total deferred revenues	$106,587	$95,127

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources. The reconciliation of net income (loss) to comprehensive income (loss) is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Net income (loss)	$2,459	$697	$8,211	$(91,284)
Foreign currency translation adjustments	(3,344)	2,290	5,459	7,767

Total comprehensive income (loss)	$(885)	$2,987	$13,670	$(83,517)

Note 11—Segment and Geographic Information

The Company currently operates in two geographic segments, the North American and European segments. Both of these segments operate in one industry segment that includes the development, marketing, sales, financing and management of vacation ownership resorts. The European segment includes operations in the United Kingdom, Italy, Spain, Portugal, Austria, Germany and France. The Company’s management evaluates performance of each segment based on profit or loss from operations before income taxes not including extraordinary items and the cumulative effect of change in accounting principles. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of this filing and further in Note 3 to the Company’s transition report on Form 10-K for the period ended September 30, 2004. No single customer accounts for a significant amount of the Company’s revenues. Information about the Company’s operations in different geographic locations is shown below (in thousands):

	North American	European	Eliminations	Total
Three Months Ended March 31, 2005

Revenues from external customers	$75,668	$19,743	$—	$95,411
Income (loss) before provision for income taxes	7,812	(3,876)	—	3,936

Three Months Ended March 31, 2004
Revenues from external customers	$54,196	$21,693	$—	$75,889
Income (loss) before provision for income taxes	1,063	(586)	—	477

	North American	European	Eliminations	Total
Six Months Ended March 31, 2005

Revenues from external customers	$147,291	$44,830	$—	$192,121
Income (loss) before provision for income taxes	15,454	(2,296)	—	13,158

Six Months Ended March 31, 2004
Revenues from external customers	$106,447	$46,228	$—	$152,675
(Loss) income before provision for income taxes	(94,196)	3,418	—	(90,778)

	North American	European	Eliminations	Total
Segment Assets

As of March 31, 2005	$680,585	$240,316	$(53,913)	$866,988
As of September 30, 2004	677,687	209,984	(50,813)	836,858

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Included in the eliminations column are the effects of transactions between segments. Currently, the European segment has a note payable to the North American segment. The related interest income and expense is being eliminated as part of the profit and loss elimination entries, and the inter-segment note is being eliminated as part of the balance sheet elimination entries.

Note 12—Related Party Transactions

Joint Venture

The Company owns a 30% interest in Poipu Resort Partners, L.P. (“Poipu”) and accounts for its investment in the joint venture under the equity method. On July 7, 2004, the Company completed the acquisition of the remaining outstanding 77% partnership interest in West Maui Resort Partners, L.P. (“Ka’anapali”). For the six months ended March 31, 2005 and 2004, the Company received $2.1 million and $0.2 million, respectively, in cash distributions from Poipu. For the six months ended March 31, 2004, the Company received $1.4 million in cash distributions from Ka’anapali. The Company also receives fees from both Poipu and Ka’anapali for providing property management as well as oversight of the sales and marketing functions, which are included in the totals for management services revenue. See “Management Services” paragraph below.

Management Services

Included within the amounts reported as management services revenue are revenues from property management services provided to the homeowners’ associations of the resorts wherein the Company owns either Unsold Vacation Interests or is a minority owner, as well as fees earned for management of sales and marketing functions at certain resorts. These amounts totaled $5.3 million and $5.6 million for the three-month periods ended March 31, 2005 and 2004, respectively, and totaled $9.9 million and $10.5 million for the six-month periods ended March 31, 2005 and 2004, respectively.

Under contracts approved by the Boards of Trustees of the homeowners’ association for certain resorts, the Company serves as the property manager for these resorts. Additionally, the Company has contractual agreements with the homeowners’ associations of certain resorts to provide telephone services to the property. Accounts receivable due from the homeowners’ associations, generally for management fees and other operating and maintenance expenses, are reported net of amounts payable to homeowners’ associations, consisting primarily of maintenance fees for unsold Vacation Interests. The Company also periodically advances funds to the joint venture entity in which the Company maintains minority interest (see “Joint Venture” above). The following table shows the balances outstanding from related parties on the accompanying unaudited consolidated balance sheets (in thousands):

	March 31, 2005	September 30, 2004
Receivable from homeowners’ associations	$6,241	$5,931
Advances to joint venture	287	348

Total	$6,528	$6,279

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In January 2005, the Company entered into agreements with various homeowners’ associations to purchase current year delinquent maintenance fee receivables from them at par value. Such agreements contain provisions for the Company to utilize the vacation interests associated with such maintenance fees in the current year and to reclaim such vacation interests in the future. Each such agreement provides for an initial June 30 settlement date and adjustments thereafter. The Company currently expects the June 30 obligation to be between $4.0 million to $8.0 million, and has accrued for such obligations based upon current estimations of the ultimate liability.

The Company owns a partnership interest in the Embassy Vacation Resort at Poipu Point, Koloa on the island of Kauai, Hawaii. Under the terms of the partnership agreement, the Company could be required to purchase the other partner’s interest. At March 31, 2005, the Company does not believe that the events requiring such purchase have occurred.

In February 2003, an irrevocable standby letter of credit in the amount of $0.3 million was issued on the Company’s behalf to an affiliated homeowners’ association securing certain maintenance fee obligations due from the Company. This standby letter of credit expires one year from the date of issuance and renews annually. Restricted cash of approximately the same amount secures such standby letter of credit. In April 2003, the standby letter of credit issued in February 2003 was amended to be in the amount of $0.8 million and the restricted cash on deposit was increased to $0.8 million.

On April 29, 2004, an irrevocable standby letter of credit in the amount of $6.6 million was issued on the Company’s behalf to an affiliated homeowners’ association securing certain maintenance fee obligations due from the Company. This standby letter of credit expires one year from the date of issuance. Restricted cash of approximately the same amount secures such standby letter of credit. During July 2004, two additional standby letters of credit in the combined amount of approximately $1.6 million were issued on behalf of the Company for similar purposes and on similar terms. During August 2004, one of the two additional standby letters of credit issued on behalf of the Company in July 2004 in the amount of $0.6 million was cancelled as it was replaced with a surety bond issued in July 2004 as described in the next paragraph. Also, in August 2004 the standby letter of credit issued in April 2004 on behalf of the Company for $6.6 million was cancelled and replaced with a new one for $7.8 million. In October 2004, an additional standby letter of credit in the amount of $1.5 million was issued on the Company’s behalf. All standby letters of credit except for the one issued in October 2004 for $1.5 million were cancelled in March 2005 and replaced with surety bonds issued by Citrus Insurance Company, a wholly owned subsidiary of the Company.

On February 25, 2003, a surety bond in the amount of $0.6 million was issued on the Company’s behalf to an affiliated homeowners’ association securing certain maintenance fee obligations due from the Company. This surety bond has been amended several times and amounted to $1.5 million as of March 31, 2005. Restricted cash of approximately fifty percent of this amount secures such surety bond. During July 2004, an additional surety bond in the amount of $0.6 million was issued on behalf of the Company for similar purposes with no restricted cash required as security and replaced an irrevocable standby letter of credit of $0.6 million previously issued as discussed in the preceding paragraph. The Company has approximately $1.8 million of additional surety bonds issued on its behalf as of March 31, 2005 for various other business purposes.

In March 2005, Citrus Insurance Company, a wholly owned subsidiary of the Company, issued $7.7 million of surety bonds on behalf of other subsidiaries of the Company.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including in particular statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify these statements by forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are contained in our Transition Report on Form 10-K for the nine months ended September 30, 2004 under the headings “Business-Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in that report. These factors include, but are not limited to the following:

•	We are subject to intense industry competition.

•	Unfavorable general economic and industry conditions may affect our business and could decrease the demand for vacation ownership units, impair our ability to collect our mortgages and contracts receivable and increase our costs.

•	We will continue to be subject to extensive government regulation, which may result in additional costs.

•	Our ability to succeed will be dependent upon our ability to continue to successfully implement our business plan, as to which no assurance can be given.

•	We may not successfully integrate our acquisitions.

•	The potential liability for any failure to comply with environmental laws or for any currently unknown environmental problems could be significant.

•	Losses from hurricanes and earthquakes in excess of insured limits, as well as uninsured losses, could be significant.

•	Changes in interest rates may increase our borrowing costs and otherwise adversely affect our business.

•	Fluctuations in foreign currency exchange rates may affect our reported results of operations.

•	An increase in the delinquency rate of our portfolio of mortgages and contracts receivable could adversely affect our financial condition and results of operations.

•	We derive a portion of our revenues through contracts to manage affiliated resorts and the expiration or termination of these management contracts could adversely affect our results of operations.

•	We may be unable to attract, retain and motivate necessary management and other skilled personnel, which could have a material adverse impact on our operations.

•	We are subject to various restrictions under our senior finance facility, which limit our ability to incur debt.

•	Virtually all of our assets are subject to security interests and may be unavailable to us or certain of our creditors.

•	Our continued liquidity depends on our ability to borrow against our notes receivable and inventory.

•	We may not be able to continue to access the securitization markets or otherwise raise additional capital in the future and our inability to do so could have an adverse effect on our business.

•	Our common stock has a limited trading history on the Nasdaq National Market and our common stock price may experience volatility.

•	Future public sales of our shares could adversely affect our stock price.

•	Future issuances of our shares could adversely affect our stock price.

•	We do not anticipate paying any dividends in the foreseeable future.

•	We are subject to anti-takeover provisions under Maryland law and our charter and bylaws that could delay or prevent a change in control and adversely affect the price of our common stock.

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

RESULTS OF OPERATIONS

Change in Fiscal Year End

Effective October 1, 2004, we changed our fiscal year end for financial reporting purposes from a calendar year-end to the 12-month period commencing October 1 and ending September 30. As a result of this change, for purposes of discussion of results of operations, the six-month period ended March 31, 2005 is compared to the six-month period ended March 31, 2004.

Overview

Sunterra Corporation, through its subsidiaries, joint venture and affiliated resorts, is one of the largest companies in the vacation ownership industry, our single reportable operating segment. Through a network of ninety-five owned or affiliated resorts located around the globe, our operations consist of:

•	marketing and selling vacation ownership interests to the public at our resort locations and off-site sales centers by:

•	selling vacation points representing a beneficial interest in a trust which holds title to vacation property real estate for the benefit of purchasers of those points which may be redeemed for occupancy rights, for varying lengths of stay, at participating resort locations, which we refer to as “Vacation Points;”

•	selling vacation ownership interests that entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity, which we refer to as “Vacation Intervals” and together with Vacation Points, “Vacation Interests;” and

•	leasing Vacation Intervals and selling Vacation Points at certain Caribbean locations;

•	acquiring, developing and operating vacation ownership resorts;

•	providing consumer financing to individual purchasers of Vacation Interests;

•	providing resort rental, management and maintenance services to vacation ownership resorts for which we receive fees paid by the resorts’ homeowners associations; and

•	operating our membership and exchange programs.

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004:

(table in thousands)

	North American		European
	2005	2004	2005	2004
Revenues:
Vacation Interest	$45,193	$35,609	$15,065	$16,524
Resort rental	9,153	3,998	464	386
Management services	5,280	5,130	2,531	3,045
Interest	10,603	6,248	805	672
Other	5,439	3,211	878	1,066

Total revenues	75,668	54,196	19,743	21,693

Costs and Operating Expenses:
Vacation Interest cost of sales	7,973	8,600	1,843	2,145
Advertising, sales and marketing	25,391	21,076	11,574	10,555
Vacation Interest carrying costs	8,197	4,623	1,952	1,297
Provision for doubtful accounts and loan losses	2,549	2,300	319	286
Loan portfolio	1,523	1,306	26	29
General and administrative	16,248	12,720	5,548	6,338
Gain on sales of assets	(496)	(3,144)	—	—
Depreciation and amortization	1,396	1,336	1,224	935
Interest, net	5,427	5,437	1,133	694

Total costs and operating expenses	68,208	54,254	23,619	22,279

Income (loss) from operations	7,460	(58)	(3,876)	(586)
Income from investments in joint ventures	352	1,121	—	—

Income (loss) before provision (benefit) for income taxes	$7,812	$1,063	$(3,876)	$(586)

We recorded total revenues of $95.4 million for the three months ended March 31, 2005, compared to $75.9 million for the three months ended March 31, 2004, an increase of $19.5 million, or 25.7%. This increase was driven primarily from our North American operations where total revenues increased $21.5 million, or 39.6%, to $75.7 million for the three months ended March 31, 2005, compared to $54.2 million for the prior year, while total revenues from European operations decreased 9.0%, or $2.0 million, to $19.7 million for the three months ended March 31, 2005 from $21.7 million for the prior year. Excluding the effects of favorable foreign exchange rates, second quarter total revenues from our European operations decreased $2.5 million, or 11.6% when compared to the prior year.

Consolidated Vacation Interest revenues were $60.3 million for the three months ended March 31, 2005, representing an increase of $8.2 million, or 15.6%, compared to $52.1 million for the three months ended March 31, 2004, driven by a $9.6 million, or 26.9% increase in North American Vacation Interest revenues to $45.2 million, compared to the prior year total of $35.6 million. Our North American improvements are the result of the completion of the integration of the Ka’anapali resort and Epic Resorts Group locations increasing revenue and the increase of revenues at existing locations, offset by a decrease in revenue at the now closed Sunterra Pacific sales locations. Exclusive of $0.5 million of favorable foreign exchange rate movements, our European Vacation Interests revenues fell from $16.5 million for the three months ended March 31, 2004 to $14.6 million for the three months ended March 31, 2005, a decrease of 11.4%. The decrease is the result of lower tour conversion efficiency.

Resort rental revenue increased 119.4% to $9.6 million for the three months ended March 31, 2005 compared to $4.4 million for the three months ended March 31, 2004, primarily as a result of the effects of the acquisition of the Ka’anapali resort in July 2004 and increased utilization of available space for internal marketing purposes (“mini-vacation” packages designed to give potential customers a sample of the vacations they could enjoy if the Vacation Interest is purchased), offset by on-going sales of Vacation Interests, which reduces the number of Vacation Interests available for rental.

Management services revenues of $7.8 million for the three months ended March 31, 2005 decreased by $0.4 million, or 4.5% compared to $8.2 million for the three months ended March 31, 2004. The overall decrease was driven in part by a $0.5 million, or

16.9%, decrease in European management services revenues to $2.5 million for the three months ended March 31, 2005 compared to $3.0 million for the three months ended March 31, 2004. This decrease is directly linked to decreased management fees from the European Club Sunterra and a refurbishment contract that expired during 2004 combined with the lack of any similar contracts in 2005. North American management services revenues of $5.3 million for the three months ended March 31, 2005 increased by $0.2 million, or 2.9%, compared to $5.1 million for the three months ended March 31, 2004.

Interest revenues, the majority of which is generated from financing provided to purchasers and lessees of Vacation Interests in the United States and the Caribbean, increased to $11.4 million for the three months ended March 31, 2005 compared to $6.9 million for the three months ended March 31, 2004. The increase is due to the acquisition in the March 2004 quarter of a portfolio of mortgages backed by Vacation Interests at former Epic Resorts Group locations, the mortgage pool obtained in the purchase of the Ka’anapali resort in July 2004, the purchase from Barton Capital Corporation of their rights to a loan portfolio held by Blue Bison Funding Corporation and the acquisition of two loan portfolios held by special purpose entities created to hold a loan portfolio and issue collateralized debt to third-party investors through the exercise of the “clean up” call provisions contained in the notes issued by the special purpose entities that allows the notes to be called and mortgages and contracts receivable to be transferred back to us when the remaining principal value of the notes reaches 10% of the original principal value.

Other revenues, which includes Club Sunterra fees, travel services revenue and finance commissions earned by our European subsidiaries, increased by $2.0 million, or 47.7%, to $6.3 million for the three months ended March 31, 2005, from $4.3 million for the same period in the prior year. This increase is concentrated in our North American operations and is primarily the result of increased Club Sunterra fees of approximately $1.8 million.

Consolidated Vacation Interest cost of sales of $9.8 million for the three months ended March 31, 2005 decreased $0.9 million, or 8.6%, from $10.7 million for the three months ended March 31, 2004, despite an increase in Vacation Interest volume. On a geographic segment basis, North American Vacation Interest cost of sales decreased by $0.6 million, from $8.6 million to $8.0 million, and Vacation Interest cost of sales for our European operations decreased to $1.8 million, down $0.3 million from $2.1 million in 2004. Our overall cost-off rates (defined as Vacation Interest cost of sales as a percentage of Vacation Interest revenues) for the three months ended March 31, 2005 and 2004, were 16.3% and 20.6%, respectively. The cost-off rate for our North American operations decreased from 24.2% in the three month ended March 31, 2004 to 17.6% in the current year. This is attributable to newly acquired properties and inventory recoveries where the inventory has a relatively lower cost than the other Vacation Interests owned by us and the effect that adding such lower cost inventory has to the trust from which we sell our Vacation Points. As a percentage of European Vacation Interest revenues for the three months ended March 31, 2005 and 2004, European Vacation Interest cost of sales was 12.2% and 13.0%, respectively. Our European operations improved their cost-off rate as a result of lower cost inventory acquisitions and recoveries.

For the three months ended March 31, 2005, consolidated advertising, sales and marketing costs were $37.0 million compared to $31.6 million for the three months ended March 31, 2004, a 16.9% increase on 15.6% higher Vacation Interest volume. As a percentage of Vacation Interest revenues, these costs increased to 61.3% in 2005 compared to 60.7% in the prior year. This increase was driven by our Europe operations, which experienced an increase in this ratio from 63.9% in 2004 compared to 76.8% for the three months ended March 31, 2005. The unfavorable variance in our Europe operations is attributable to additional marketing efforts employed to improve tour flow as a result of a challenging European market. Our North American operation’s advertising, sales and marketing costs as a percentage of Vacation Interest revenues were 56.2% and 59.2% for the three months ended March 31, 2005 and 2004, respectively, as a result of efficiencies gained by maintaining a stable and more experienced sales team and additional sales training.

Vacation Interest carrying costs, which consist of annual maintenance fees, reserve and special assessments on Unsold Vacation Interests, as well as the cost associated with maintaining un-annexed units (owned units not declared or registered as part of the timeshare program) increased 71.4%, or $4.2 million, to $10.1 million for the three months ended March 31, 2005 from $5.9 million for the three months ended March 31, 2004. As a percentage of Vacation Interest revenues, inventory-carrying cost was 16.8% for the three months ended March 31, 2005 compared to 11.4% for the three months ended March 31, 2004. The increase was primarily due to Vacation Interests acquired as a result of the purchase of the remaining outstanding partnership interests in Ka’anapali and through the Epic Resorts Group acquisitions offset by ongoing sales of Vacation Interests.

The provision for doubtful accounts and loan losses was $2.9 million for the three months ended March 31, 2005 compared to $2.6 million for the three months ended March 31, 2004. Of these amounts, $2.9 million and $2.3 million for 2005 and 2004, respectively, related to mortgages and contracts receivable. The resulting allowances for mortgages and contracts receivable at March 31, 2005 and September 30, 2004 were $25.9 million and $26.5 million, respectively, representing approximately 11.5% and 12.3%, respectively, of the loan and contract originations (excluding purchased loan pools) outstanding at those dates. The balance of the provision for doubtful accounts of $0.0 million and $0.3 million for the three months ended March 31, 2005 and 2004, respectively, represented adjustments to provisions for estimated uncollectible amounts due from homeowner associations, assessments to owners for maintenance fees at certain Caribbean resorts and for other receivables. The increase in the provision for doubtful accounts and loan losses related to mortgages and contracts receivable is attributable to the higher levels of Vacation Interests revenues, as the provision is recorded as a percentage of each financed sale.

Loan portfolio expenses increased 16.0% to $1.5 million for the three months ended March 31, 2005 from $1.3 million in the prior year. The increase is attributable to an increase in the number of loans serviced due to the acquisition in the first quarter 2004 of a portfolio of mortgages backed by Vacation Interests at former Epic Resorts Group locations, the mortgage pool obtained in the purchase of the Ka’anapali resort in July 2004, the purchase from Barton Capital Corporation of their rights to a loan portfolio held by Blue Bison Funding Corporation and the acquisition of two loan portfolios held by special purpose entities created to hold a loan portfolio and issue collateralized debt to third-party investors through the exercise of the “clean up” call provisions contained in the notes issued by the special purpose entities that allows the notes to be called and mortgages and contracts receivable to be transferred back to us when the remaining principal value of the notes reaches 10% of the original principal value.

General and administrative expenses of $21.8 million for the three months ended March 31, 2005 increased by $2.7 million, or 14.4% compared to $19.1 million for the three months ended March 31, 2004. As a percentage of total revenues, general and administrative expenses improved to 22.8% in 2005 from 25.1% in 2004. The increase in general and administrative expenses, which related to salary increases and acquisitions recently completed, was offset by an overall reduction in office related expenses as the result of back office restructuring initiatives.

Gain on sales of assets decreased to a gain of approximately $0.5 million for the three months ended March 31, 2005 from a gain of approximately $3.1 million during the same period in 2004. The $0.5 million gain for 2005 represents a gain on the sale of certain non-core inventory recovered by us upon the default of certain mortgage loans.

Depreciation and amortization expense increased 15.4%, or $0.3 million, to $2.6 million for the three months ended March 31, 2005 from $2.3 million for the same period in 2004. This increase is attributable to the acquisition of a large number of European assets.

Interest expense for the three months ended March 31, 2005 was $6.6 million, compared to $6.1 million for the three months ended March 31, 2004. The increase was primarily due to increased average borrowings in 2005, partially offset by reduced borrowing costs, reduced amortization of deferred financing charges, the renegotiation of certain borrowing terms in February 2004, and the favorable interest on the 3 3/4% Senior Subordinated Convertible Notes due 2024.

Income from investments in joint ventures decreased 68.6% to $0.4 million for the three months ended March 31, 2005 compared to $1.1 million for the three months ended March 31, 2004. In July 2004, we purchased the remaining outstanding 77% partnership interest in Ka’anapali resulting in the full consolidation of their operating results beginning at that time.

Our provision for income taxes for the three months ended March 31, 2005 was $1.5 million, compared to a tax benefit of $0.2 million for the three months ended March 31, 2004. The increase in income tax expense related to our North American operations, which reported a tax provision for the three months ended March 31, 2005 in contrast with the three months ended March 31, 2004, when the tax basis operating income of the North American operations was offset by operating losses for prior years. Since such operating losses were generated after the fresh start date, the reduction of the reserves recorded against the deferred tax assets associated with the operating losses was credited to the provision for income taxes. This resulted in a net provision for income taxes of virtually zero. For the three months ended March 31, 2005 the tax basis operating income of the North American operations was partially offset by operating losses from periods prior to the fresh start date. As such, the reduction of the reserves recorded against the deferred tax assets associated with the operating losses was credited to goodwill. The result of this provision in the North American operations is a worldwide effective tax rate of approximately 37.5%, which is consistent with the statutory rates enacted in the jurisdictions in which we operate.

Comparison of the Six Months Ended March 31, 2005 to the Six Months Ended March 31, 2004:

(table in thousands)

	North American		European
	2005	2004	2005	2004
Revenues:
Vacation Interest	$92,227	$70,605	$35,454	$36,215
Resort rental	15,363	5,843	916	810
Management services	9,673	10,153	4,901	5,210
Interest	20,241	12,332	1,289	1,066
Other	9,787	7,514	2,270	2,927

Total revenues	147,291	106,447	44,830	46,228

Costs and Operating Expenses:
Vacation Interest cost of sales	15,617	15,986	4,393	5,512
Advertising, sales and marketing	50,939	40,363	24,893	21,535
Vacation Interest carrying costs	15,578	6,986	3,355	1,812
Provision for doubtful accounts and loan losses	5,037	3,511	362	377
Loan portfolio	2,965	3,631	60	135
General and administrative	29,196	25,688	10,178	11,005
Gain on sales of assets	(688)	(3,222)	—	—
Depreciation and amortization	2,780	3,321	2,255	2,094
Interest, net	11,023	13,571	1,630	340
Reorganization and restructuring, net	—	311	—	—
Impairment of goodwill	—	91,586	—	—
Impairment of assets	—	897	—	—

Total costs and operating expenses	132,447	202,629	47,126	42,810

Income (loss) from operations	14,844	(96,182)	(2,296)	3,418
Income from investments in joint ventures	610	1,986	—	—

Income (loss) before provision (benefit) for income taxes	$15,454	$(94,196)	$(2,296)	$3,418

We recorded total revenues of $192.1 million for the six months ended March 31, 2005, compared to $152.7 million for the six months ended March 31, 2004, an increase of $39.4 million, or 25.8%. This increase was driven primarily from our North American operations where total revenues increased $40.8 million, or 38.4%, to $147.3 million in 2005, compared to $106.5 million for the prior year, while total revenues from European operations decreased 3.0%, or $1.4 million, to $44.8 million for the six months ended March 31, 2005 from $46.2 million for the prior year. Excluding the effects of favorable foreign exchange rates, total revenues from our European operations for the six months ended March 31, 2005 decreased $2.7 million, or 5.7%, when compared to the prior year.

Consolidated Vacation Interest revenues were $127.7 million for the six months ended March 31, 2005, representing an increase of $20.9 million, or 19.5%, compared to $106.8 million for the six months ended March 31, 2004, driven by a $21.6 million, or 30.6%, increase in North American Vacation Interest revenues to $92.2 million, compared to the prior year total of $70.6 million. Our North American improvements are the result of the completion of the integration of the Ka’anapali resort and Epic Resorts Group locations increasing revenue and the increase of revenues at existing locations, offset by a decrease in revenue at the now closed Sunterra Pacific locations. Exclusive of $1.0 million of favorable foreign exchange rate movements, our European Vacation Interests revenues fell from $36.2 million for the six months ended March 31, 2004 to $34.5 million for the six months ended March 31, 2005, a decrease of 4.9%. The decrease is the result of lower tour conversion efficiency, partially offset by revenues resulting from the Thurnham Leisure Group acquisition.

Resort rental revenue increased 144.7% to $16.3 million for the six months ended March 31, 2005 compared to $6.7 million for the six months ended March 31, 2004, primarily as a result of the effects of the acquisitions of Epic resorts in October 2003 and of Ka’anapali resort in July 2004 and increased utilization of available space for internal marketing purposes (“mini-vacation” packages designed to give potential customers a sample of the vacations they could enjoy if the Vacation Interest is purchased), offset by on-going sales of Vacation Interests, which reduces the number of Vacation Interests available for rental.

Management services revenues of $14.6 million for the six months ended March 31, 2005 decreased by $0.8 million, or 5.1%, compared to $15.4 million for the six months ended March 31, 2004. The overall decrease was driven in part by a $0.5 million, or 4.7%, decrease in North American management services revenues to $9.7 million for the six months ended March 31, 2005 compared to $10.2 million for the six months ended March 31, 2004. This decrease is directly linked to the December 2003 termination of the management contract associated with the Vacation Timeshare Owners Association (“VTSOA”) sponsored program, which governed Vacation Intervals at approximately 20 resorts. This decrease was offset in part by management contracts for six of the Epic Resorts Group properties acquired in the fourth quarter of 2003. Europe management services revenues of $4.9 million for the six months ended March 31, 2005 decreased by $0.3 million, or 5.9%, compared to $5.2 million for the six months ended March 31, 2004, as a result of decreased management fees from the European Club Sunterra and a refurbishment contract that expired during 2004 combined with the lack of any similar contracts in 2005.

Interest revenues, the majority of which is generated from financing provided to purchasers and lessees of Vacation Interests in the United States and the Caribbean, increased to $21.5 million for the six months ended March 31, 2005 compared to $13.4 million for the six months ended March 31, 2004. The increase is due to the acquisition in the March 2004 quarter of a portfolio of mortgages backed by Vacation Interests at former Epic Resorts Group locations, the mortgage pool obtained in the purchase of the Ka’anapali resort in July 2004, the purchase from Barton Capital Corporation of their rights to a loan portfolio held by Blue Bison Funding Corporation and the acquisition of two loan portfolios held by special purpose entities created to hold a loan portfolio and issue collateralized debt to third-party investors through the exercise of the “clean up” call provisions contained in the notes issued by the special purpose entities that allows the notes to be called and mortgages and contracts receivable to be transferred back to us when the remaining principal value of the notes reaches 10% of the original principal value.

Other revenues, which includes Club Sunterra fees, travel services revenue and finance commissions earned by our European subsidiaries, increased by $1.7 million, or 15.5%, to $12.1 million for the six months ended March 31, 2005, from $10.4 million for the same period in the prior year. This increase is concentrated in our North American operations and is primarily the result of increased Club Sunterra fees of approximately $1.8 million.

Consolidated Vacation Interest cost of sales of $20.0 million for the six months ended March 31, 2005 decreased $1.5 million, or 6.9%, from $21.5 million for the six months ended March 31, 2004, despite an increase in Vacation Interest volume. On a geographic segment basis, North American Vacation Interest cost of sales decreased by $0.4 million, from $16.0 million to $15.6 million, and Vacation Interest cost of sales for our European operations decreased to $4.4 million, down $1.1 million from $5.5 million in 2004. Our overall cost-off rates (defined as Vacation Interest cost of sales as a percentage of Vacation Interest revenues) for the six months ended March 31, 2005 and 2004, were 15.7% and 20.1%, respectively. The cost-off rate for our North American operations decreased from 22.6% in the six month ended March 31, 2004 to 16.9% in the current year. This is attributable to newly acquired properties and inventory recoveries where the inventory has a relatively lower cost than the other Vacation Interests owned by us and the effect that adding such lower cost inventory has to the trust from which we sell our Vacation Points. As a percentage of Europe Vacation Interests revenues for the six months ended March 31, 2005 and 2004, European Vacation Interest cost of sales was 12.4% and 15.2%, respectively. Our Europe operations improved their cost-off rate as a result of lower cost inventory acquisitions and recoveries.

For the six months ended March 31, 2005, consolidated advertising, sales and marketing costs were $75.8 million compared to $61.9 million for the six months ended March 31, 2004, a 22.5% increase on 19.5% higher Vacation Interest volume. As a percentage of Vacation Interest revenues, these costs increased to 59.4% in 2005 compared to 57.9% in the prior year. This increase was driven by our Europe operations, which experienced an increase in this ratio from 59.5% in 2004 compared to 70.2% for the six months ended March 31, 2005. The unfavorable variance in our European operations is attributable to additional marketing efforts employed to improve tour flow as a result of a challenging European market. Our North American operation’s advertising, sales and marketing costs as a percentage of Vacation Interest revenues were 55.2% and 57.2% for the six months ended March 31, 2005 and 2004, respectively, as a result of efficiencies gained by maintaining a stable and more experienced sales team and additional sales training.

Vacation Interest carrying costs, which consist of annual maintenance fees, reserve and special assessments on Unsold Vacation Interests, as well as the cost associated with maintaining un-annexed units (owned units not declared or registered as part of the timeshare program) increased 115.2%, or $10.1 million, to $18.9 million for the six months ended March 31, 2005 from $8.8 million for the six months ended March 31, 2004. As a percentage of Vacation Interest revenues, inventory-carrying cost was 14.8% for the six months ended March 31, 2005 compared to 8.2% for the six months ended March 31, 2004. The increase was primarily due to Vacation Interests acquired as a result of the purchase of the remaining outstanding partnership interests in Ka’anapali and through the Epic Resorts Group acquisitions offset by ongoing sales of Vacation Interests.

The provision for doubtful accounts and loan losses was $5.4 million for the six months ended March 31, 2005 compared to $3.9 million for the six months ended March 31, 2004. Of these amounts, $5.5 million and $4.2 million for 2005 and 2004, respectively, related to mortgages and contracts receivable. The resulting allowances for mortgages and contracts receivable at March 31, 2005 and

September 30, 2004 were $25.9 million and $26.5 million, respectively, representing approximately 11.5% and 12.3%, respectively, of the loan and contract originations (excluding purchased loan pools) outstanding at those dates. The balance of the provision for doubtful accounts of $0.0 million and ($0.3) million for the six months ended March 31, 2005 and 2004, respectively, represented adjustments to provisions for estimated uncollectible amounts due from homeowner associations, assessments to owners for maintenance fees at certain Caribbean resorts and for other receivables. The increase in the provision for doubtful accounts and loan losses related to mortgages and contracts receivable is attributable to the higher levels of Vacation Interests revenues, as the provision is recorded as a percentage of each financed sale, as well as an increase in such percentage of each financed sale.

Loan portfolio expenses decreased 19.7% to $3.0 million for the six months ended March 31, 2005 from $3.8 million in the prior year. The decrease is attributable to significant process improvement and restructuring initiatives implemented in late 2003, including standardizing and centralizing underwriting procedures and processes, best practices in loss mitigation (including increased and timely correspondence with customers whose mortgages and contracts are perceived to be in danger of becoming delinquent) and cross training allowing us to service higher loan volumes with fewer personnel. We have also implemented new technology that allows us to service more loans more efficiently, and have brought in certain servicing processes formerly outsourced. This was partially offset by an increase in the number of loans serviced due to the acquisition in the first quarter 2004 of a portfolio of mortgages backed by Vacation Interests at former Epic Resorts Group locations, the mortgage pool obtained in the purchase of the Ka’anapali resort in July 2004, the purchase from Barton Capital Corporation of their rights to a loan portfolio held by Blue Bison Funding Corporation and the acquisition of two loan portfolios held by special purpose entities created to hold a loan portfolio and issue collateralized debt to third-party investors through the exercise of the “clean up” call provisions contained in the notes issued by the special purpose entities that allows the notes to be called and mortgages and contracts receivable to be transferred back to us when the remaining principal value of the notes reaches 10% of the original principal value.

General and administrative expenses of $39.4 million for the six months ended March 31, 2005 increased by $2.7 million, or 7.3% compared to $36.7 million for the six months ended March 31, 2004. As a percentage of total revenues, general and administrative expenses improved to 20.5% in 2005 from 24.0% in 2004. The increase in general and administrative expenses, which related to salary increases and acquisitions recently completed, was offset by the shut down of certain Sunterra Pacific operations in December of 2003, and an overall reduction in office related expenses as the result of back office restructuring initiatives.

Gain on sales of assets decreased to a gain of approximately $0.7 million for the three months ended March 31, 2005 from a gain of approximately $3.2 million during the same period in 2004. The $0.7 million gain for 2005 represents a gain on the sale of certain non-core inventory recovered by us upon the default of certain mortgage loans and a gain on the sale of an office building in Sedona, Arizona that previously housed administrative personnel now located in a rented facility.

Depreciation and amortization expense decreased 7.0%, or $0.4 million, to $5.0 million for the six months ended March 31, 2005 from $5.4 million for the same period in 2004. This decrease is attributable to a large number of North American assets reaching full depreciation, partially offset by the acquisition of a large number of Europe assets.

Interest expense for the six months ended March 31, 2005 was $12.7 million, compared to $13.9 million for the six months ended March 31, 2004. The decrease was primarily due to reduced borrowing costs, reduced amortization of deferred financing charges, the renegotiation of certain borrowing terms in February 2004, and the favorable interest on the 3 3/4% Senior Subordinated Convertible Notes due 2024, partially offset by increased average borrowing in 2005.

There were no reorganization and restructuring costs, net in the six months ended March 31, 2005, as we completed most of our reorganization activities by the end of 2002, and the components of our restructuring were complete by the end of 2003. Reorganization and restructuring costs were $0.3 million for the six months ended March 31, 2004, and primarily related to the rollout of our global points-based program.

There were no charges for impairment of assets in the six months ended March 31, 2005. Impairment of assets totaled $92.5 million for the six months ended March 31, 2004. These charges included $91.6 million for the impairment of the reorganization value in excess of identifiable assets and $0.9 million relating to Unsold Vacation Interests relating to a resort disposed of in 2003.

Income from investments in joint ventures decreased 69.3% to $0.6 million for the six months ended March 31, 2005 compared to $2.0 million for the six months ended March 31, 2004. In July 2004, we purchased the remaining outstanding 77% partnership interest in Ka’anapali resulting in the full consolidation of their operating results beginning at that time.

Our provision for income taxes for the six months ended March 31, 2005 was $4.9 million, compared to $0.5 million for the six months ended March 31, 2004. The increase in income tax expense related to our North American operations, which reported a tax provision for the six months ended March 31, 2005 in contrast with the six months ended March 31, 2004, when the tax basis operating income of the North American operations was offset by operating losses for prior years. Since such operating losses were generated after the fresh start date, the reduction of the reserves recorded against the deferred tax assets associated with the operating losses was credited to the provision for income taxes. This resulted in a net provision for income taxes of virtually zero. For the six months ended March 31, 2005 the tax basis operating income of the North American operations was partially offset by operating losses from periods prior to the fresh start date. As such, the reduction of the reserves recorded against the deferred tax assets associated with the operating losses was credited to goodwill. The result of this provision in the North American operations is a worldwide effective tax rate of approximately 37.6%, which is consistent with the statutory rates enacted in the jurisdictions in which we operate.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash principally from down payments on financed Vacation Interest sales, cash sales of Vacation Interests, principal and interest payments on mortgages and contracts receivable and collection of Club Sunterra membership fees, resort rentals and management fees.

During the six months ended March 31, 2005, net cash provided by operating activities was $39.4 million and was primarily the result of the net income of $8.2 million plus non-cash expenses totaling $20.5 million, offset by other non-cash gains of $2.8 million and increases in retained interests in mortgages and contracts receivable sold of $0.5 million. Cash provided by operating activities was also impacted by changes in operating assets and liabilities of $14.0 million, including reductions in mortgages and contracts receivable of $6.8 million and unsold Vacation Interests of $1.5 million plus increases in accrued liabilities of $19.0 million and deferred revenues of $11.4 million offset by an increases in cash in escrow and restricted cash of $12.7 million, due from related parties of $0.3 million, other receivables of $7.7 million and prepaid expenses of $0.6 million and a decrease in accounts payable of $3.4 million.

During the six months ended March 31, 2005, net cash used in investing activities was $40.7 million, primarily due to the purchase of the mortgage portfolios for $26.5 million, the purchase of businesses for $10.1 million and capital expenditures of $7.4 million, partially offset by proceeds from the sale of assets of $1.3 million and cash distributions from joint ventures of $2.1 million.

During the six months ended March 31, 2005, net cash used in financing activities was $9.4 million. Payments on the Senior Finance Facility totaled $47.5 million and payments on the Securitization and other notes payable totaled $17.7 million. These payments were funded primarily through borrowings on the Senior Finance Facility totaling $55.6 million.

We currently anticipate spending approximately $37.7 million for unsold Vacation Interests at existing and anticipated resort locations during the remainder of fiscal 2005. Also in the remainder of fiscal 2005, we plan to invest $7.5 million in capital expenditures related to property and equipment. We plan to fund these expenditures with cash generated from operations and borrowings under the Senior Finance Facility. We believe that, with respect to our current operations, cash generated from operations and future borrowings will be sufficient to meet our working capital and capital expenditure needs through the end of fiscal 2005. If these are not sufficient, we have the ability to adjust our spending on Unsold Vacation Interests.

The allowance for mortgage and contract loan losses at March 31, 2005 was $25.9 million, or approximately 11.5%, respectively, of the loan and contract originations (excluding purchased loan pools) outstanding at that date. Management believes the allowance is adequate. However, if the amounts of the mortgages and contracts receivable that are ultimately written off materially exceed the related allowances, our business, results of operations and financial condition could be adversely affected.

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

We established Qualifying Entities to issue fixed rate notes payable collateralized by an undivided interest in transferred mortgages receivable. We retain 100% interest in the future cash flows generated by the sold mortgages receivable portfolios in excess of the cash required by the Qualifying Entities to fully repay principal and contractual interest on their obligations. Such excess cash is principally generated by the excess of the weighted average contractual interest received on the mortgage loans over the interest rates on the Qualifying Entities’ notes. The notes contain a clean up call provision that allows the notes to be called and mortgages receivable to be transferred back to us when the remaining principal value of the notes reaches 10% of the original principal value. The clean up call provisions on the 1999-A Securitization (TerraSun, LLC) was exercised in January 2005 and the 1999-B Securitization (Dutch Elm, LLC) was exercised in February 2005. Such exercises resulted in the recognition of the full value of the mortgages receivable as an asset and a cash or debt requirement equal to the remaining balance of the related notes.

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

At March 31, 2005, the maximum capacity to borrow, amounts outstanding, and remaining availability under the Senior Finance Facility were $280.5 million, $179.8 million and $100.7 million, respectively. The capacity and availability of borrowings under the Senior Finance Facility are based on the value of eligible mortgages and contracts receivable, the value of eligible Unsold Vacation Interests and the value of certain real property and other assets. The Senior Finance Facility is secured by a first priority lien on the mortgages and contracts receivable and Unsold Vacation Interests, as well as certain real property and other assets of the Company, subject to certain exceptions. The weighted average interest rate of these borrowings at March 31, 2005, was 5.69% per annum.

In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of the Senior Finance Facility and an anniversary fee of 1.5% due on the anniversary of the initial borrowing, we issued a warrant exercisable for 1,190,148 shares of common stock at an exercise price of $15.25 per share (the deemed value of the shares), subject to adjustment under certain anti-dilution provisions of the warrant and will pay an unused commitment fee of 0.25% per annum on the excess availability under the Senior Finance Facility. The $8.7 million value of the warrants issued to the Senior Finance Facility lender was determined using a Black-Scholes model based on a risk free interest rate of 3.81%, expected volatility of 50% and an expected life of 5 years and, as a result of the February 2004 amendment, an additional $0.4 million was recorded to reflect the decrease in exercise price to $14.00 per share. The value of the warrants was recorded as a capitalized financing cost that is amortized over the term of the financing agreement. The February 2004 amendment also stipulated that facility fees equal to 0.75% of $300.0 million were due and payable on July 29, 2004 and are due and payable on July 29, 2005, with the latter fee being prorated through the termination date of February 28, 2006. For the three months ended March 31, 2005 and 2004, amortization of $1.1 million and $2.8 million, respectively, of debt issuance costs related to the Senior Finance Facility is included in interest expense in the accompanying consolidated statements of operations. For the six months ended March 31, 2005 and 2004, amortization of $2.2 million and $6.2 million, respectively, of debt issuance costs related to the Senior Finance Facility is included in interest expense in the accompanying consolidated statements of operations. Beginning in February 2003, the Senior Finance Facility also requires us to pay an additional cash interest amount monthly when certain conditions are not met. The total amount of such additional cash interest payments made during the three months ended March 31, 2005 and 2004 were $0.0 million and $0.3 million, respectively, and the total amount of such additional cash interest payments made during the six months ended March 31, 2005 and 2004 were $0.0 million and $1.0 million, respectively.

Senior Subordinated Convertible Notes

On March 29, 2004, we issued $95.0 million in 3¾% Senior Subordinated Convertible Notes due 2024 (“Notes”). The Notes were issued at a price of $1,000 per Note and pay interest semi-annually on March 29 and September 29 of each year, beginning on September 29, 2004 at the rate of 3.75% per annum. The Notes will mature on March 29, 2024. Under the terms of the indenture, we were required to use a portion of the proceeds from the offering to purchase a portfolio of U.S. government securities that are pledged to secure the first six scheduled interest payments on the Notes. This $10.4 million was recorded in Prepaid expenses and other assets, net and the balance on the accompanying unaudited consolidated balance sheets was $7.0 million and $8.7 million as of March 31, 2005 and September 31, 2004. Other than this pledge, the Notes are unsecured obligations.

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

For the three months ended March 31, 2005 and 2004, amortization of $0.1 million and $0.0 million, respectively, of debt issuance costs related to the Notes was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations. For the six months ended March 31, 2005 and 2004, amortization of $0.2 million and $0.0 million, respectively, of debt issuance costs related to the Notes was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations.

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

For the three and six months ended March 31, 2005, amortization of $0.1 million and $0.3 million, respectively, of debt issuance costs related to the 2004 Securitization was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations.

Off-Balance Sheet Arrangements

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

Conduit Facility

We established a qualifying entity, Blue Bison Funding Corporation, through which we transferred mortgages and contracts receivable to Barton Capital Corporation (“Barton”) and related entities as part of a $100 million Mortgages Receivable Conduit Facility (the “Conduit Facility”). We sold undivided interests in mortgages and contracts receivable to Blue Bison Funding Corporation at 95% of face value without recourse to us as to collectibility. Blue Bison Funding Corporation financed those purchases through transfers to Barton of an undivided interest in the transferred mortgages and contracts receivable for cash consideration under the Conduit Facility. Certain of the loans sold into the Conduit Facility were subsequently repurchased by us and sold into securitizations described below. Although there was no contractual requirement in the Conduit Facility agreement, as certain mortgages and contracts receivable defaults occurred in 2000 we transferred into the Conduit Facility a total of $3.6 million in new mortgages and contracts receivable without consideration. The Conduit Facility expired on December 17, 2001, leaving a substantial quantity of mortgages and contracts receivable still held by Barton. On December 17, 2004, we completed the purchase from Barton of its rights to the mortgages and contracts receivable remaining in the loan portfolio at that date for approximately $16.4 million.

Securitization Transactions

We established certain qualifying entities, TerraSun, LLC and Dutch Elm, LLC, to issue fixed rate notes payable collateralized by an undivided interest in transferred mortgages receivable. We retain 100% interest in the future cash flows generated by the sold mortgages receivable portfolios in excess of the cash required by the qualifying entities to fully repay principal and contractual interest on their obligations. Such excess cash is principally generated by the excess of the weighted average contractual interest received on the mortgage loans over the interest rates on the qualifying entities’ notes. The notes contain a “clean up” call provision that allows the notes to be called and mortgages receivable to be transferred back to us when the remaining principal value of the notes reaches 10% of the original principal value. On January 25, 2005, we completed a transaction resulting in the acquisition of a loan portfolio held by TerraSun, LLC for approximately $4.5 million in cash. This transaction was the result of the exercise of the “clean up” call provision contained in the notes issued by TerraSun, LLC. On February 25, 2005, we completed a transaction resulting in the acquisition of a loan portfolio held by Dutch Elm, LLC for approximately $5.6 million in cash. This transaction was the result of the exercise of the “clean up” call provision contained in the notes issued by Dutch Elm, LLC.

Contractual Obligations

Certain contractual obligations are summarized in our Transition Report on Form 10-K for the nine months ended September 30, 2004 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate Finance—Contractual Obligations.” As of March 31, 2005, there had been no material changes outside the ordinary course of our business in such contractual obligations from September 30, 2004.

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

Geographic Concentration

Our owned and serviced loan portfolio borrowers are geographically diversified within the United States and internationally. At March 31, 2005, borrowers residing in the United States accounted for approximately 92.8% of our loan portfolio. With the exception of Arizona and California, which represented 12.0% and 18.7%, respectively, no state or foreign country concentration accounted for in excess of 5.0% of the serviced portfolios. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well being of the borrowers.

Foreign Currency Risk

For the six months ended March 31, 2005 and 2004, total revenues denominated in a currency other than U.S. dollars, primarily revenues derived from the United Kingdom, were approximately 23.3% and 30.3%, respectively, of total revenues. Our net assets maintained in a functional currency other than U.S. dollars at March 31, 2005 and September 30, 2004, primarily assets located in Western Europe, were approximately 21.5% and 19.0%, respectively, of total net assets. The effects of changes in foreign currency exchange rates have not historically been material to our operations or net assets. At March 31, 2005, our subsidiary in the United Kingdom, whose functional currency is the British Pound Sterling, held approximately 4.2 million Euros. That subsidiary expects to utilize approximately 2.5 million Euros per month for operating purposes. To the extent it holds Euros at any point in time, it is subject to gains and losses as the exchange rate between British Pound Sterling and Euros fluctuates.

Interest Rate Risk

As of March 31, 2005, we had floating interest rate debt of approximately $179.8 million, comprised of amounts outstanding under the Senior Finance Facility. The floating interest rate on the Senior Finance Facility is based upon the prevailing LIBOR rate and interest rate changes can impact earnings and operating cash flows. A change in interest rates of one percent on the balance outstanding at March 31, 2005 would cause a change in total annual interest costs of $1.8 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 25, 2005, the Company held its Annual Meeting of Stockholders. The matters on which the stockholders voted, in person or by proxy, were:

i.	The election of six directors for terms expiring on the date of the 2006 Annual Stockholders Meeting; and

ii.	The approval of the Sunterra Corporation 2005 Incentive Plan.

The six nominees for director were elected and the Sunterra Corporation 2005 Incentive Plan was approved. The results of the voting were as follows:

Election of Directors:

Director Nominee	Votes For	Votes Withheld
Nicholas J. Benson	16,942,730	677,341
Olof S. Nelson	16,627,250	992,821
James A. Weissenborn	16,943,418	676,653
David Gubbay	16,853,160	766,911
James H. Dickerson, Jr.	16,544,140	1,075,931
Charles F. Willes	16,627,250	992,821

Approval of the Sunterra Corporation 2005 Incentive Plan:

Votes For	Votes Against	Abstain	Broker Non Vote
10,271,580	988,188	165,347	6,194,956

ITEM 5. OTHER INFORMATION

As permitted pursuant to Frequently Asked Question (“FAQ”) No. 1 of the FAQs regarding Current Report on Form 8-K issued by the Division of Corporation Finance of the U.S. Securities and Exchange Commission (dated November 23, 2004), in lieu of filing a separate Form 8-K, Sunterra Corporation is providing the following information in response to Items 1.01 and 5.02 of Form 8-K:

On May 6, 2005, the Board of Directors of Sunterra Corporation elected Robert A. Krawczyk to serve as Vice President, Corporate Controller and Chief Accounting Officer, replacing Steven E. West as Chief Accounting Officer. Mr. West continues as Senior Vice President and Chief Financial Officer.

Mr. Krawczyk (age 42) has served as Vice President and Corporate Controller of Sunterra Corporation since August 2004. For the nine years prior to joining Sunterra, Mr. Krawczyk was with Deloitte & Touche, most recently as a Senior Manager specializing in the timeshare industry. He has provided audit, merger and acquisition, and securitization services to many of the largest timeshare companies in the country. He began his career in 1988 as a commercial lender in the Corporate Finance Department at Barnett Bank.

The terms of Mr. Krawczyk’s employment with Sunterra Corporation are outlined in a letter dated June 25, 2004 and include a base salary of $200,000 per year, an annual discretionary bonus of up to 20% of such base salary, an option to purchase 40,000 shares of Sunterra common stock pursuant to the Company’s 2002 Stock Option Plan and eligibility in all of Sunterra Corporation’s other employee benefit programs. Mr. Krawczyk was also reimbursed during calendar 2004 for reasonable relocation expenses to Las Vegas, Nevada. In the event Mr. Krawczyk is terminated without cause or for a good reason, he is entitled to a continuation of his salary at the rate in effect as of his termination for a period of six months following the date of termination. Mr. Krawczyk’s employment letter is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Mr. Krawczyk has no other transactions or family relationships with Sunterra Corporation.

ITEM 6. EXHIBITS

No.	Description
*10.1	Sunterra Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (SEC file number 333-123006) filed with the Securities and Exchange Commission on February 25, 2005).

*10.2	Employment Agreement dated June 25, 2004 between Sunterra Corporation and Robert A. Krawczyk.

*10.3	Description of Compensation of Non-Employee Directors.

*10.4	Description of Certain Information Regarding Employment and Compensation Arrangements with Certain Executive Officers.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith)

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTERRA CORPORATION

By:	/s/ NICHOLAS J. BENSON
Nicholas J. Benson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEVEN E. WEST
Steven E. West Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 10, 2005

EXHIBIT INDEX

No.	Description
*10.1	Sunterra Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (SEC file number 333-123006) filed with the Securities and Exchange Commission on February 25, 2005).

*10.2	Employment Agreement dated June 25, 2004 between Sunterra Corporation and Robert A. Krawczyk.

*10.3	Description of Compensation of Non-Employee Directors.

*10.4	Description of Certain Information Regarding Employment and Compensation Arrangements with Certain Executive Officers.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith)

*	Management contract or compensatory plan or arrangement