Form 10-Q
period 2005-06-30
SUNTERRA CORP
filed 2005-08-09
CIK 1016577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a bankruptcy court.    ☒  Yes    ☐  No

Number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at August 1, 2005: 19,440,632

SUNTERRA CORPORATION AND SUBSIDIARIES

SUNTERRA CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Sunterra Corporation and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with the accounting policies described in our Transition Report on Form 10-K for the nine-month period ended September 30, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The accompanying unaudited consolidated financial statements should be reviewed in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this report. Operating results for the nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended June 30, 2005 and 2004

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Vacation Interest	$71,080	$69,859	$198,761	$176,679
Resort rental	10,527	4,594	26,806	11,247
Management services	7,655	6,196	22,229	21,559
Interest	11,192	7,104	32,722	20,502
Other	7,595	7,132	19,652	17,573

Total revenues	108,049	94,885	300,170	247,560

Costs and Operating Expenses:
Vacation Interest cost of sales	10,913	13,650	30,923	35,148
Advertising, sales and marketing	42,159	40,503	117,991	102,401
Vacation Interest carrying costs	10,515	5,612	29,448	14,410
Provision for doubtful accounts and loan losses	3,146	2,847	8,545	6,735
Loan portfolio	1,807	1,514	4,832	5,280
General and administrative	21,452	17,922	60,826	54,615
Gain on sales of assets	(45)	(1,358)	(733)	(4,580)
Depreciation and amortization	2,465	1,957	7,500	7,372
Interest, net of capitalized interest of $44, $38, $397 and $193, respectively	6,219	4,568	18,872	18,479
Reorganization and restructuring, net	918	—	918	311
Impairment of goodwill	55,030	—	55,030	91,586
Impairment of assets	—	—	—	897

Total costs and operating expenses	154,579	87,215	334,152	332,654

(Loss) income from operations	(46,530)	7,670	(33,982)	(85,094)

Income from investments in joint ventures	54	1,057	664	3,043

(Loss) income before provision for income taxes	(46,476)	8,727	(33,318)	(82,051)
Provision for income taxes	3,638	1,057	8,585	1,563

Net (loss) income	$(50,114)	$7,670	$(41,903)	$(83,614)

Net (loss) income per share:
Basic	$(2.50)	$0.38	$(2.09)	$(4.18)

Diluted	$(2.50)	$0.33	$(2.09)	$(4.18)

Weighted average number of common shares outstanding:
Basic	20,026	20,000	20,012	20,000

Diluted	20,026	25,938	20,012	20,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2005 and September 30, 2004

(In thousands, except per share amounts)

	June 30, 2005	September 30, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$18,362	$26,842
Cash in escrow and restricted cash	87,926	88,663
Mortgages and contracts receivable, net of allowances of $26,900 and $26,530 at June 30, 2005 and September 30, 2004, respectively	297,108	278,569
Retained interests in mortgages and contracts receivable sold	—	23,319
Due from related parties, net	12,127	6,279
Other receivables, net	30,306	25,986
Deferred tax asset	2,469	622
Prepaid expenses and other assets, net	43,959	47,944
Assets held for sale	221	551
Investment in joint venture	5,112	7,187
Unsold Vacation Interests, net	173,209	168,858
Property and equipment, net	81,388	77,996
Goodwill, net	19,589	82,759
Intangible assets, net	697	1,283

Total assets	$772,473	$836,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings under line of credit agreements	$160,814	$171,737
Accounts payable	8,665	10,401
Accrued liabilities	95,091	80,895
Income taxes payable	1,973	3,421
Deferred revenues	100,970	95,127
Securitization notes	122,687	151,710
Senior subordinated convertible notes	95,000	95,000
Notes payable	1,537	2,261

Total liabilities	586,737	610,552

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 75,000 shares authorized; 19,441 and 18,891 shares issued and outstanding at June 30, 2005 and September 30, 2004, respectively)	194	189
Additional paid-in capital	298,328	297,145
Accumulated deficit	(124,117)	(82,214)
Accumulated other comprehensive income	11,331	11,186

Total stockholders’ equity	185,736	226,306

Total liabilities and stockholders’ equity	$772,473	$836,858

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended June 30, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
Operating activities:
Net loss	$(41,903)	$(83,614)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,500	7,372
Provision for doubtful accounts and loan losses	8,545	6,735
Amortization of capitalized financing costs, deferred loan and contract origination costs and other	6,751	10,927
Income from investments in joint ventures	(664)	(3,043)
Gain on sales of assets	(733)	(4,580)
(Gain) loss on foreign currency	(438)	1,211
Impairment of goodwill	55,030	91,586
Impairment of assets	—	897
Provision for income taxes recorded as a reduction to goodwill	8,227	—
Provision for income taxes recorded as an increase to additional paid-in capital	771	—
Deferred income taxes	(1,847)	22
Stock-based compensation grant	347	—
Changes in retained interests in mortgages and contracts receivable sold	(522)	(799)
Changes in operating assets and liabilities:
Cash in escrow and restricted cash	383	(17,762)
Mortgages and contracts receivable	13,339	(15,471)
Due from related parties, net	(5,848)	29
Other receivables, net	(3,883)	6,816
Prepaid expenses and other assets, net	597	(7,034)
Unsold Vacation Interests, net	7,434	20,144
Accounts payable	(1,779)	(1,732)
Accrued liabilities	18,053	(3,232)
Income taxes payable	(1,528)	1,092
Deferred revenues	5,835	1,669

Net cash provided by operating activities	73,667	11,233

Investing activities:
Proceeds from sales of assets	1,364	14,223
Capital expenditures for property and equipment	(9,888)	(6,890)
Purchase of mortgages and contracts receivable portfolios	(26,453)	(43,915)
Purchase of businesses, net of cash acquired	(10,042)	(30,151)
Purchase of U.S. government securities pledged under bond indenture	—	(10,426)
(Increase) decrease in intangible assets, net	(44)	438
Distributions from investments in joint ventures	2,739	1,555

Net cash used in investing activities	(42,324)	(75,166)

(Continued)

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS —Continued

Nine Months Ended June 30, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
Financing activities:
Borrowings under line of credit agreements	$55,566	$81,757
Proceeds from issuance of senior subordinated convertible notes	—	95,000
Proceeds from issuance of notes payable	100	792
Payment of debt issuance costs	—	(3,497)
Payments under line of credit agreements	(66,489)	(108,940)
Payments on securitization notes	(29,023)	—
Payments on notes payable	(824)	(3,228)
Proceeds from the exercise of stock options	70	—

Net cash (used in) provided by financing activities	(40,600)	61,884

Effect of changes in exchange rates on cash and cash equivalents	777	(630)

Net decrease in cash and cash equivalents	(8,480)	(2,679)
Cash and cash equivalents, beginning of period	26,842	25,249

Cash and cash equivalents, end of period	$18,362	$22,570

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$14,289	$9,942
Cash paid for taxes, net of tax refunds	3,007	529

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets held for sale reclassified to Unsold Vacation Interests	$—	$336
Unsold Vacation Interests transferred to Assets held for sale	1,234	—
Retained interests in mortgages and contracts receivable sold reclassified to mortgages and contracts receivable upon exercise of clean-up call provisions (See Note 4—Mortgages and Contracts Receivable, Net)	23,842	—
Property and equipment transferred to Goodwill (See Note 2—Acquisitions)	460	—
Property and equipment transferred to Unsold Vacation Interests	284	3,878

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Background and Business

Sunterra Corporation, a Maryland corporation (together with its wholly-owned subsidiaries hereafter referred to as “Sunterra” or the “Company”) was incorporated in May 1996 as KGK Resorts, Inc. and was later known as Signature Resorts, Inc. At the time of its August 1996 initial public offering, the Company owned nine vacation ownership resorts in Hawaii, Florida, South Carolina, Missouri, California and in the Caribbean. The Company became known as Sunterra Corporation in the second quarter of 1998. Sunterra has grown to become one of the world’s largest vacation ownership companies, as measured by the number of individual resort locations and owner families. At June 30, 2005, the Company had more than 300,000 owner families vacationing at 96 resorts in 13 countries located in North America, Europe and the Caribbean. See Note 11 for detailed geographic segment information.

The operations of Sunterra include (i) marketing and selling vacation ownership interests in the form of both vacation points, representing a beneficial interest in a trust which holds title to vacation property real estate for the benefit of purchasers of those points which may be redeemed for occupancy rights for varying lengths of stay at participating resort locations (“Vacation Points”), and vacation ownership interests, entitling the buyer to use a fully-furnished vacation residence, generally for a one-week period, each year in perpetuity (“Vacation Intervals,” and together with Vacation Points, “Vacation Interests”), (ii) leasing Vacation Intervals and selling Vacation Points at certain Caribbean locations, (iii) acquiring, developing, and operating vacation ownership resorts, (iv) providing consumer financing to individual purchasers of Vacation Interests, (v) providing resort rental, management and maintenance services to vacation ownership resorts, for which the Company receives fees paid by the resorts’ homeowners associations and (vi) operating the Company’s membership and exchange programs.

Effective October 1, 2004, the Company changed its fiscal year end for financial reporting purposes from a calendar year-end to the 12-month period commencing October 1 and ending September 30 and as such, unaudited financial information for the nine-month period ended June 30, 2005 is presented herein compared to unaudited financial information for the nine-month period ended June 30, 2004.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Reference to Transition Report on Form 10-K for the Transition Period Ended September 30, 2004

These unaudited consolidated financial statements were prepared using the requirements outlined by the Securities and Exchange Commission (“SEC”) for preparation of interim financial statements. It is presumed that users of the unaudited interim consolidated financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except with regard to material contingencies, may be determined in that context. Accordingly, footnote disclosures that would substantially duplicate the disclosure contained in the most recent annual report to security holders or latest audited consolidated financial statements, such as a statement of significant accounting policies and practices and details of accounts which have not changed significantly in amount or composition since the end of the most recently completed fiscal year, may be omitted. Please review the accompanying unaudited consolidated financial statements in conjunction with the accounting policies and detailed disclosures contained in our Transition Report on Form 10-K for the Transition Period ended September 30, 2004, filed with the SEC on December 17, 2004, as well as all the financial information contained in interim and other reports filed with the SEC after that date.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all majority-owned subsidiaries in which the Company exercises control. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting. The Company does not have any interests in any entity considered to be a variable interest entity for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended in December 2003 by FASB Interpretation No. 46R. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of these entities. The Company currently is a minority partner in one joint venture, as discussed in Note 12, and in July 2004 purchased the remaining 77% interest in West Maui Resort Partners, L.P. (“Ka’anapali”), as discussed below under “Acquisitions.” See Note 14—Subsequent Events for discussion of the Company’s July 12, 2005 announcement of an agreement to purchase the remaining 70% interest in Poipu Resort Partners, L.P. (“Poipu”). All significant intercompany transactions and balances have been eliminated from the unaudited consolidated financial statements.

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

Net (Loss) Income Per Share

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of net (loss) income available to common shareholders assuming dilution follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Net (loss) income available to common shares outstanding	$(50,114)	$7,670	$(41,903)	$(83,614)
Effect of dilutive securities:
Deemed conversion of 3 3/4% Senior Subordinated Convertible Notes due 2024, net of tax	—	900	—	—

Net (loss) income available to diluted common shares outstanding	$(50,114)	$8,570	$(41,903)	$(83,614)

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	20,026	20,000	20,012	20,000
Effect of dilutive securities:
Stock options issued under the Sunterra Corporation 2002 Stock Option Plan	—	—	—	—
Warrants issued to Senior Finance Facility lender	—	—	—	—
Deemed conversion of 3 3/4% Senior Subordinated Convertible Notes due 2024	—	5,938	—	—

Diluted weighted average common shares outstanding	20,026	25,938	20,012	20,000

For the three months ended June 30, 2005, a total of 600,000 shares attributable to the potential exercise of outstanding warrants were excluded from the calculation of diluted loss per share because the exercise price of the warrants exceeded the average price of the Company’s common stock. For the nine months ended June 30, 2005, a total of 1,790,148 shares attributable to the potential exercise of outstanding warrants and 1,561,312 shares of the Company’s common stock attributable to the potential exercise of outstanding options under the Sunterra Corporation 2002 Stock Option Plan were excluded from the calculation of diluted loss per share because the exercise price of the warrants and options exceeded the average price of the Company’s common stock. For the three and nine

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

months ended June 30, 2004, a total of 1,790,148 shares attributable to the potential exercise of outstanding warrants were excluded from the calculation of diluted income (loss) per share because the exercise price of the warrants exceeded the average price of the Company’s common stock. For the three and nine months ended June 30, 2004, a total of 1,829,687 shares of the Company’s common stock attributable to the potential exercise of outstanding options under the Sunterra Corporation 2002 Stock Option Plan were excluded from the calculation of diluted income (loss) per share because the exercise price of the options exceeded the average price of the Company’s common stock.

For the three months ended June 30, 2005, the following securities or other contracts to issue common stock, for which the exercise or conversion price was less than the average market price of the common shares, were excluded from the diluted loss per share calculation because the effect was anti-dilutive: 116,701 shares attributable to the exercise of outstanding warrants; 32,916 shares attributable to the exercise of outstanding options under the Sunterra Corporation 2002 Stock Option Plan; and 5,937,757 shares attributable to the potential conversion of 3 3/4% Senior Subordinated Convertible Notes due 2024.

For the nine months ended June 30, 2005, the following securities or other contracts to issue common stock, for which the exercise or conversion price was less than the average market price of the common shares, were excluded from the diluted loss per share calculation because the effect was anti-dilutive: 4,042 shares attributable to the exercise of outstanding options under the Sunterra Corporation 2002 Stock Option Plan and 5,937,757 shares attributable to the potential conversion of 3 3/4% Senior Subordinated Convertible Notes due 2024.

For the nine months ended June 30, 2004, the following securities or other contracts to issue common stock, for which the exercise or conversion price was less than the average market price of the common shares, were excluded from the diluted loss per share calculation because the effect was anti-dilutive: 2,022,752 shares attributable to the potential conversion of 3 3/4% Senior Subordinated Convertible Notes due 2024.

During the nine months ended June 30, 2005, 523,779 shares of common stock were issued to certain creditors in connection with the Company’s Plan of Reorganization, bringing the cumulative total to 1,369,578 shares. An additional distribution of 585,345 shares of the Company’s common stock will be made to certain former creditors on a pro rata basis for no cash consideration upon the completion of certain claims processes in connection with the Company’s Plan of Reorganization. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, these shares of common stock to be issued are considered to be outstanding and included in the computation of net (loss) income per share of the Company.

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

The following table presents the Company’s pro forma net (loss) income and the pro forma net (loss) income per share had the Company adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148 (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Net (loss) income, as reported	$(50,114)	$7,670	$(41,903)	$(83,614)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(333)	(675)	(1,044)	(2,529)

Pro forma net (loss) income	$(50,447)	$6,995	$(42,947)	$(86,143)

Basic net (loss) income per share, as reported	$(2.50)	$0.38	$(2.09)	$(4.18)
Diluted net (loss) income per share, as reported	$(2.50)	$0.33	$(2.09)	$(4.18)
Basic pro forma net (loss) income per share	$(2.52)	$0.35	$(2.15)	$(4.31)
Diluted pro forma net (loss) income per share	$(2.52)	$0.30	$(2.15)	$(4.31)

The fair value of stock options used to compute pro forma net (loss) income and pro forma net (loss) income per share disclosures is estimated using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, this model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information, and notably, the Company’s common stock has limited trading history. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Black-Scholes option-pricing model assumptions used to compute the weighted average fair value of stock options granted during the periods:

	Three months ended June 30,			Nine months ended June 30,
	2005		2004	2005		2004
Dividend yield	N/A	*	0.0%	N/A	*	0.0%
Expected volatility	N/A	*	56.53%	N/A	*	58.59%
Risk-free interest rate	N/A	*	3.81%	N/A	*	2.76%
Expected holding period (in years)	N/A	*	5.0	N/A	*	5.0
Weighted average fair value of options granted	N/A	*	6.66	N/A	*	7.05

*	Not applicable as there were no stock options granted during the period.

As noted in the “Net (Loss) Income Per Share” paragraph above, the Company has also issued warrants for the purchase of 1,790,148 of the Company’s common shares to non-employee creditors. The Company accounts for these issuances under SFAS No. 123, as amended by SFAS No. 148, and related interpretations, which utilizes a fair-value method of accounting. The Company used the following assumptions in estimating the fair value of these warrants: expected holding period—5 years; risk-free interest rate—3.81%; dividend yield—0%; expected volatility—50%. As discussed in Note 7, the Company amended the exercise price of 1,190,148 of these warrants in February 2004.

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

Income Taxes

The Company accounts for income taxes in accordance with the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which the deferred tax assets or liabilities are expected to be realized or settled. Income tax expense consists of the taxes payable for the current period and the change during the period in deferred tax assets and liabilities. For the three and nine months ended June 30, 2004, the tax basis operating income of the North American operations was offset by operating losses from periods subsequent to the fresh start date, July 29, 2002. For the current fiscal year, such tax basis operating income of the North American operations will be offset by operating losses from periods prior to the fresh start date. As such, the tax benefits will first reduce goodwill and once goodwill is exhausted, increase additional paid-in capital.

Foreign Currency Translation

Assets and liabilities in foreign locations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss is shown as a translation adjustment and is included in other comprehensive income in stockholders’ equity. Holding gains and losses from foreign currency transactions are included in the unaudited consolidated statements of operations. During the three and nine months ended June 30, 2005, the Company’s European operations experienced gains of $0.1 million and $0.4 million, respectively, related to holding Euros. The Company’s European operations reported losses of $0.2 million and $1.2 million, respectively, in the three and nine months ended June 30, 2004 related to holding Euros.

Undesignated Derivative Instruments

In June 2005, the Company entered into three forward contracts in connection with the management of its exposure to fluctuations in foreign exchange rates. The contracts have a total notional value of £3.0 million for the future purchase of Euros and mature within

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

one year. These contracts are recorded at fair value on the accompanying consolidated balance sheets and are not designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Unrealized gains and losses on such contracts are recognized currently in earnings. For the three months ended June 30, 2005, a loss of $0.03 million was recognized in the accompanying consolidated statements of operations as a result of these contracts.

Restructuring

Restructuring costs were $0.9 million for the three months ended June 30, 2005, and were related to the restructuring of the Company’s European operations, including a consolidation of its UK telemarketing operations and reductions of management and headcount levels in several areas. For the three months ended June 30, 2005, $0.8 million of the $0.9 million charge was paid out, all of which represented employee termination costs.

An additional $0.5 million is expected to be incurred during the three months ended September 30, 2005, for an estimated cumulative total of $1.4 million, related to the restructuring of the Company’s European operations. All efforts related to this restructuring are expected to be completed by September 30, 2005.

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

Ka’anapali owns and operates Embassy Vacation Resort Ka’anapali on the Hawaiian island of Maui. On July 7, 2004, Sunterra completed the acquisition of the 76.7% majority interest of Ka’anapali that it did not own. Prior to the transaction, the Company owned 23.3% of Ka’anapali and accounted for its interest under the equity method of accounting. For periods prior to July 7, 2004, the Company’s 23.3% share of the results of Ka’anapali is included in “Income from investments in joint ventures” on the accompanying unaudited consolidated statement of operations. Since July 7, 2004, 100% of the operations of Ka’anapali are included in the consolidated results of the Company. The transaction was accounted for as a purchase under SFAS No. 141. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisition. During the quarter ended December 31, 2004, the Company received the final independent third-party valuation of the net assets acquired and recorded an adjustment decreasing the Property and equipment recorded by $0.5 million and increasing the goodwill recorded by a similar amount. As a result of such adjustment, the tangible assets, liabilities and goodwill acquired totaled $108.0 million, $10.1 million and $19.4 million, respectively. The net assets recorded of $117.3 million were offset by the elimination of the existing Investment in Joint Venture at the date of acquisition of $11.4 million and cash drawn against the Company’s existing line of credit facility, as amended on July 7, 2004, of $105.9 million. With this transaction, the Company acquired full ownership of Unsold Vacation Interests with an estimated retail value in excess of $210.0 million and acquired $46.2 million of mortgages receivable.

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On January 25, 2005, the Company completed a transaction resulting in the acquisition of a loan portfolio held by TerraSun, LLC, a qualified special-purpose entity created to hold a loan portfolio and issue collateralized debt to third-party investors, for approximately $4.5 million in cash. This transaction was the result of the exercise of the “clean up” call provision contained in the notes issued by TerraSun, LLC that allows the notes to be called and mortgages and contracts receivable to be transferred back to the Company when the remaining principal value of the notes reaches 10% of the original principal value (See Note 4—Mortgages and Contracts Receivable, Net).

On February 25, 2005, the Company completed a transaction resulting in the acquisition of a loan portfolio held by Dutch Elm, LLC, a qualified special-purpose entity created to hold a loan portfolio and issue collateralized debt to third-party investors, for approximately $5.6 million in cash. This transaction was the result of the exercise of the “clean up” call provision contained in the notes issued by Dutch Elm, LLC that allows the notes to be called and mortgages and contracts receivable to be transferred back to the Company when the remaining principal value of the notes reaches 10% of the original principal value (See Note 4—Mortgages and Contracts Receivable, Net).

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions (“SFAS No. 152”). SFAS No. 152 amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position (“SOP”) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

SFAS No. 152 and SOP 04-2 are effective for financial statements for fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 152 and SOP 04-2 on October 1, 2005. The Company has not yet completed its evaluation of the impact that the adoptions of SFAS No. 152 and SOP 04-2 will have on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment-a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair value-based method.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that the correction of an error in previously issued financial statements should be termed a “restatement.” SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have a material effect on its financial position or results of operations.

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

The leases entered into prior to the change during the quarter ended March 31, 2004 when the Company began to convey Vacation Points are deemed to be operating leases under current accounting pronouncements. As such, the sales value of the related Vacation Interests is recorded as deferred revenue at the date of execution of each transaction and amortized on a straight-line basis over the term of the related lease agreement. The unamortized balance of the sales value is included within the caption “Deferred revenues” on the accompanying unaudited consolidated balance sheets. The direct sales and marketing costs of these transactions are also deferred and amortized on a straight-line basis over the term of the related lease agreements. The unamortized balance of the direct sales and marketing costs are included within the caption “Prepaid expenses and other assets, net” on the accompanying unaudited consolidated balance sheets.

On a monthly basis, the Company recognizes a portion of the deferred revenue relating to these leases within the amounts captioned “Vacation Interest revenue” on the accompanying unaudited consolidated statements of operations. Likewise, the Company recognizes a portion of the deferred sales and marketing costs on a monthly basis within the amounts captioned “Advertising, Sales and Marketing expenses” on the accompanying unaudited consolidated statements of operations.

Current accounting guidance requires the related hard and soft construction costs of the leased Vacation Interests to be included within the caption “Property and Equipment, net” on the accompanying unaudited consolidated balance sheets and depreciated following the Company’s normal depreciation policies. At its other resorts, the Company capitalizes all of the hard and soft construction costs within the caption “Unsold Vacation Interests, net” and such costs are allocated to Vacation Interest cost of sales under the relative sales value method. During the quarter ended March 31, 2004, in conjunction with the change from long-term leases to Vacation Points, approximately $3.9 million of the hard and soft construction costs of the unleased Vacation Interests were reclassified from Property and Equipment, net to Unsold Vacation Interests, net.

Similar to the mortgage financing issued to purchasers of Vacation Interests at the Company’s other resorts, the Company issued lease financing contracts to lessees of Vacation Interests at the St. Maarten resorts, subject to underwriting criteria. When a borrower under such a contract defaults, the Company cancels the loan agreement and the difference between the cumulative cash payments made on the financing contract and the cumulative amount of Vacation Interest revenue recognized on the related lease prior to such default is immediately recognized as Vacation Interest revenue. In addition, any deferred direct sales and marketing costs related to such defaulted contracts are expensed at the time of the contract cancellation.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the amounts on the accompanying unaudited consolidated balance sheets relating to the two St. Maarten resorts, as of the end of the reported periods (in thousands):

	June 30, 2005	September 30, 2004
Prepaid expenses and other assets, net (direct sales and marketing costs)	$11,128	$11,382

Property and equipment (recorded cost)	$11,540	$11,855
Accumulated depreciation	(1,347)	(1,040)

Property and equipment, net	$10,193	$10,815

Deferred revenue	$74,186	$75,877

The following table summarizes the amounts recognized in the accompanying unaudited consolidated statements of operations relating to the leases discussed above, for the periods indicated (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Vacation Interest revenue	$360	$647	$1,182	$2,434
Advertising, sales and marketing costs	46	97	234	365

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

Note 4—Mortgages and Contracts Receivable, Net

Mortgages and contracts receivable originated by the Company are recorded at amortized cost, including deferred loan and contract origination costs, less the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests have been capitalized and are amortized over the term of the related mortgages or contracts receivable as an adjustment to interest revenue using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $0.5 million and $0.5 million for the three months ended June 30, 2005 and 2004, respectively, and was $1.5 million and $1.5 million for the nine months ended June 30, 2005 and 2004, respectively.

The Company recorded a $10.3 million premium at July 31, 2002 on mortgages and contracts receivable, which is being amortized over the life of the related mortgages and contracts receivable portfolio. At June 30, 2005 and September 30, 2004, the net unamortized premium was $3.3 million and $4.5 million, respectively. During the three months ended June 30, 2005 and 2004, amortization of $0.4 million and $0.4 million, respectively, was recorded as an adjustment of interest revenue. During the nine months ended June 30, 2005 and 2004, amortization of $1.2 million and $1.4 million, respectively, was recorded as an adjustment of interest revenue.

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

On January 25, 2005, the Company completed a transaction resulting in the acquisition of a loan portfolio held by TerraSun, LLC, a qualified special-purpose entity created to hold a loan portfolio and issue collateralized debt to third-party investors, for approximately

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

$4.5 million in cash. This transaction was the result of the exercise of the “clean up” call provision contained in the notes issued by TerraSun, LLC that allows the notes to be called and mortgages and contracts receivable to be transferred back to the Company when the remaining principal value of the notes reaches 10% of the original principal value. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisition and the operating results of the acquired portfolio are included in the consolidated statement of operations from the date of acquisition. The total purchase price of the loan portfolio was $19.5 million, which included net cash paid of $4.5 million plus net write-off of the retained interest in TerraSun, LLC loan pool of $15.0 million. The tangible assets, intangible assets, liabilities and goodwill acquired totaled $18.5 million, $0.0 million, $(1.0) million and $0.0 million, respectively.

On February 25, 2005, the Company completed a transaction resulting in the acquisition of a loan portfolio held by Dutch Elm, LLC, a qualified special-purpose entity created to hold a loan portfolio and issue collateralized debt to third-party investors, for approximately $5.6 million in cash. This transaction was the result of the exercise of the “clean up” call provision contained in the notes issued by Dutch Elm, LLC that allows the notes to be called and mortgages and contracts receivable to be transferred back to the Company when the remaining principal value of the notes reaches 10% of the original principal value. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisition and the operating results of the acquired portfolio are included in the consolidated statement of operations from the date of acquisition. The total purchase price of the loan portfolio was $14.5 million, which included net cash paid of $5.6 million plus net write-off of the retained interest in Dutch Elm, LLC loan pool of $8.9 million. The tangible assets, intangible assets, liabilities and goodwill acquired totaled $13.3 million, $0.0 million, $(1.2) million and $0.0 million, respectively.

These acquired mortgages and contracts receivable are each accounted for separately as pools of loans and therefore use a composite interest rate and expectation of future cash flows that is estimated on the pool, rather than on a loan-by-loan basis. Summary information on loan pools acquired is as follows (in thousands):

	Prior Year Acquisitions	Current Fiscal Year Acquisitions	Total
Contractually required payments of principal and interest receivable-at acquisition	$146,357	$64,532	$210,889
Cash flows expected to be collected-at acquisition	121,860	56,223	178,083
Basis in acquired loans-at acquisition	91,956	42,981	134,937

Carrying amount of pools as of September 30, 2004	79,827	—	79,827

Carrying amount of pools as of June 30, 2005	55,460	32,610	88,070

In calculating the cash flows expected to be collected, the Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows expected at acquisition for the aggregated loan pool. The Company determines the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as non-accretable difference, which will not be accreted to interest income. The remaining amount that represents the excess of the pool’s cash flows expected to be collected over the amount paid is accreted into interest revenue over the remaining life of the pool. Accretable yield related to the acquired pools is as follows (in thousands):

Total
Accretable yield as of September 30, 2004	$24,737
Portfolios acquired	13,243
Accretion	(10,989)

Accretable yield as of June 30, 2005	$26,991

Over the life of the loan pools, the Company will continue to estimate cash flows expected to be collected. The Company will evaluate on the balance sheet date whether the present value of its loans, determined using the effective interest rates, has decreased and if so, will recognize a loss. The present value of any subsequent increase in the loan pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for the loan pool. Any remaining increases in cash flows expected to be collected will adjust the amount of accretable yield recognized on a prospective basis over the loan pool’s remaining life. As of June 30, 2005, there were no valuation allowances relating to these acquired loan pools.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the Company’s total mortgages and contracts receivable, net, as of the dates on the accompanying unaudited consolidated balance sheets (in thousands):

	June 30, 2005	September 30, 2004
Mortgages and contracts receivable principal (including purchased loan pools of $88,070 and $79,827, respectively)	$315,125	$295,816
Deferred loan and contract origination costs, net of accumulated amortization	5,536	4,770
Premium on mortgages and contracts receivable, net of accumulated amortization	3,347	4,513

Mortgages and contracts receivable, gross	324,008	305,099
Allowance for loan and contract losses associated with loan and contract originations (excluding purchased loan pools) with a gross balance of $227,055 and $215,989 at June 30, 2005, and September 30, 2004, respectively	(26,900)	(26,530)

Mortgages and contracts receivable, net	$297,108	$278,569

The Company provides for estimated mortgages receivable defaults at the time the Vacation Interest revenues are recorded by a charge to the provision for doubtful accounts and loan losses and an increase to the allowance for loan and contract losses. The Company periodically performs an analysis of factors such as economic conditions and industry trends, defaults, past due agings and historical write-offs of mortgages and contracts receivable to evaluate the adequacy of the allowance.

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

Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Balance, beginning of period	$25,896	$28,446	$26,530	$28,645
Provision for loan and contract losses	3,061	2,579	8,525	6,740
Receivables charged off, net	(2,057)	(2,672)	(8,155)	(8,232)
Other	—	—	—	1,200

Balance, end of period	$26,900	$28,353	$26,900	$28,353

Note 5—Unsold Vacation Interests, Net

Unsold Vacation Interests are valued at the lower of cost or fair value. Development costs include acquisition costs, both hard and soft construction costs and, together with real estate costs, are allocated to Unsold Vacation Interests, net. Interest, real estate taxes and other carrying costs incurred during the construction period are capitalized and such costs incurred on completed Vacation Interest inventory are expensed. Costs are allocated to Vacation Interest cost of sales under the relative sales value method. Unsold Vacation Interests, net also includes the value of Vacation Interests collateralizing delinquent mortgages and contracts receivable that have been charged-off, but for which the Company does not yet hold title pending completion of the foreclosure process.

17

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unsold Vacation Interests, net, consists of the following as of the dates on the accompanying unaudited consolidated balance sheets (in thousands):

	June 30, 2005	September 30, 2004
Development costs of completed Unsold Vacation Interests, net	$109,114	$114,849
Development costs of uncompleted Vacation Interests projects	30,024	22,329
Undeveloped land costs	27,347	26,885
Vacation Interests recoverable under defaulted mortgages	6,724	4,795

Unsold Vacation Interests, net	$173,209	$168,858

Note 6—Goodwill and Intangible Assets, Net

The following table sets forth information concerning the Company’s goodwill (in thousands):

	North American	European	Total
Balance as of October 1, 2004	$27,329	$55,430	$82,759
Goodwill acquired during the period (See Note 2—Acquisitions)	487	(400)	87
Impairment losses	—	(55,030)	(55,030)
Provision for income taxes recorded as a credit to goodwill (See Note 2—Income Taxes)	(8,227)	—	(8,227)

Balance as of June 30, 2005	$19,589	$—	$19,589

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. As of October 1, 2004, the Company’s goodwill consisted of the reorganization value in excess of identifiable assets identified in the adoption of fresh start accounting upon emergence from bankruptcy in July 2002 and the excess cost over fair value of net assets acquired in transactions completed during fiscal 2004, net of impairment of goodwill recorded in fiscal 2004. SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) requires that goodwill be tested at least annually for impairment, or more frequently if circumstances exist to indicate potential impairment. Although the Company’s policy is to perform the required testing during its last fiscal quarter, a decline in profitability in the European segment/reporting unit during the current quarter as discussed in the July 11, 2005 Form 8-K filed by the Company was deemed to be an indicator that a potential impairment existed and as such the testing of the European segment was accelerated to May 31, 2005. Under SFAS No. 142, goodwill is to be tested for impairment at the reporting unit level.

Under SFAS No. 142, the first step to test for impairment is the comparison of the fair value of the reporting unit with its carrying value (including goodwill). Carrying value in excess of the fair value of a reporting unit is an indicator of possible impairment and requires the second step of the impairment test, which is to compare the implied fair value of the goodwill to its carrying value. Implied fair value is the amount of goodwill that would be recognized in a business combination, assuming such had taken place on the measurement date. Impairment exists to the extent the carrying value of goodwill exceeds its implied fair value.

The Company utilized a market value approach in its estimate of the fair value of the European segment/reporting unit. The estimate indicated that an impairment might exist and the second step of the impairment test was performed. After comparing the implied fair value of the goodwill to its carrying value, the Company concluded an impairment of $55.0 million existed and as a result, a charge of $55.0 million was recorded in the three-month period ended June 30, 2005. In addition, a restructuring charge of $0.9 million was recorded during the three-month period ended June 30, 2005. See Note 2—Basis of Presentation and Summary of Significant Accounting Policies-Restructuring for further discussion.

As of June 30, 2005, the remaining goodwill has an indefinite life and will be considered when the Company conducts its annual review of goodwill for impairment during its fourth fiscal quarter to determine if goodwill with an indefinite life has been impaired.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Intangible and other assets, net consists of the following as of the dates on the accompanying unaudited consolidated balance sheets (in thousands):

	June 30, 2005	September 30, 2004
Management contracts	$1,237	$1,237
Trademarks	376	376
Other	10	348

	1,623	1,961
Less accumulated amortization	(926)	(678)

Intangible assets, net	$697	$1,283

Amortization expense relating to other intangible assets was $0.1 million and $0.1 million for the three months ended June 30, 2005 and 2004, respectively, and was $0.2 million and $0.3 million for the nine months ended June 30, 2005 and 2004, respectively.

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

See Note 14—Subsequent Events for discussion of the fourth amendment (the “Amendment”) entered into on July 28, 2005 between the Company and Merrill Lynch Mortgage Capital, Inc. to amend the Company’s Senior Finance Facility, effective July 28, 2005.

At June 30, 2005, the maximum capacity to borrow, amounts outstanding, and remaining availability under the Senior Finance Facility were $285.9 million, $160.8 million and $125.1 million, respectively. The capacity and availability of borrowings under the Senior Finance Facility are based on the value of eligible mortgages and contracts receivable, the value of eligible Unsold Vacation Interests and the value of certain real property and other assets. The Senior Finance Facility is secured by a first priority lien on the mortgages and contracts receivable and Unsold Vacation Interests, as well as certain real property and other assets of the Company, subject to certain exceptions. The weighted average interest rate of these borrowings at June 30, 2005, was 5.94% per annum.

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of the Senior Finance Facility and an anniversary fee of 1.5% due on the anniversary of the initial borrowing, the Company issued a warrant exercisable for 1,190,148 shares of common stock at an exercise price of $15.25 per share (the deemed value of the shares), subject to adjustment under certain anti-dilution provisions of the warrant and will pay an unused commitment fee of 0.25% per annum on the excess availability under the Senior Finance Facility. The $8.7 million value of the warrants issued to the Senior Finance Facility lender was determined using a Black-Scholes model based on a risk-free interest rate of 3.81%, expected volatility of 50% and an expected life of 5 years and, as a result of the February 2004 amendment, an additional $0.4 million was recorded to reflect the decrease in exercise price to $14.00 per share. The value of the warrants was recorded as a capitalized financing cost that is amortized over the term of the financing agreement. The February 2004 amendment also stipulated that facility fees equal to 0.75% of $300.0 million were due and payable on July 29, 2004 and July 29, 2005, with the latter fee being prorated through the termination date of February 28, 2006. For the three months ended June 30, 2005 and 2004, amortization of $1.1 million and $1.7 million, respectively, of debt issuance costs related to the Senior Finance Facility is included in interest expense in the accompanying consolidated statements of operations. For the nine months ended June 30, 2005 and 2004, amortization of $3.3 million and $7.9 million, respectively, of debt issuance costs related to the Senior Finance Facility is included in interest expense in the accompanying consolidated statements of operations. Beginning in February 2003, the Senior Finance Facility also requires the Company to pay an additional cash interest amount monthly when certain conditions are not met. The total amount of such additional cash interest payments made during the three months ended June 30, 2005 and 2004 were $0.0 million and $0.0 million, respectively, and the total amount of such additional cash interest payments made during the nine months ended June 30, 2005 and 2004 were $0.0 million and $1.0 million, respectively.

The Company has capitalized interest related to ongoing construction projects of $0.0 million and $0.0 million for the three months ended June 30, 2005 and 2004, respectively, and such capitalized interest was $0.4 million and $0.2 million for the nine months ended June 30, 2005 and 2004, respectively.

Senior Subordinated Convertible Notes

On March 29, 2004, the Company issued $95.0 million in 3 3/4% Senior Subordinated Convertible Notes due 2024 (the “Notes”). The Notes were issued at a price of $1,000 per Note and pay interest semi-annually on March 29 and September 29 of each year, beginning on September 29, 2004, at the rate of 3.75% per annum. The Notes will mature on March 29, 2024. Under the terms of the indenture, the Company was required to use a portion of the proceeds from the offering to purchase a portfolio of U.S. government securities that are pledged to secure the first six scheduled interest payments on the Notes. This $10.4 million was recorded in Prepaid expenses and other assets, net and the balance on the accompanying unaudited consolidated balance sheets was $7.0 million and $8.7 million as of June 30, 2005 and September 30, 2004, respectively. Other than this pledge, the Notes are unsecured obligations.

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

The Company may redeem some or all of the Notes for cash at any time on or after March 29, 2007, if the closing price of the Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the mailing date of the corresponding redemption notice. On or after March 29, 2011, the Company may redeem some or all of the Notes for cash at any time at a price of $1,000 per $1,000 principal amount of the Notes, plus accrued and unpaid interest, if any, to the redemption date.

For the three months ended June 30, 2005 and 2004, amortization of $0.1 million and $0.1 million, respectively, of debt issuance costs related to the Notes was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations. For the nine months ended June 30, 2005 and 2004, amortization of $0.3 million and $0.1 million, respectively, of debt issuance costs related to the Notes was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations.

Securitization Notes

On September 30, 2004, the Company completed a $151.7 million private offering and sale of vacation ownership receivable-backed notes (the “2004 Securitization”). The $171.4 million (including $17.0 million in aggregate principal of vacation ownership

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

receivables sold during the ninety day period commencing September 30, 2004) in aggregate principal of vacation ownership receivables that collateralize the notes were initially sold to Sunterra SPE 2004-1 LLC (“SPE 2004-1”), a wholly-owned, special-purpose entity that deposited the vacation ownership receivables into the Sunterra Owner Trust 2004-1, which issued the notes and is included within Sunterra Corporation’s consolidated financial statements, without recourse to the Company or to SPE 2004-1, except for breaches of certain representations and warranties at the time of sale. The 2004 Securitization is secured by a first priority lien on the mortgages and contracts receivable sold to Sunterra Owner Trust 2004-1.

On October 27, 2004 and December 1, 2004, the Company completed pre-funding transactions with the Sunterra Owner Trust 2004-1. On October 27, 2004, $11.1 million in vacation ownership receivables were sold to Sunterra Owner Trust 2004-1 and on December 1, 2004, $5.9 million of vacation ownership receivables were sold to Sunterra Owner Trust 2004-1. As a result of these two transactions, the $17.0 million classified as restricted cash as of September 30, 2004 was released ratably on these two dates and transferred to the Company in exchange for these vacation ownership receivables.

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

Under the terms of the indenture, Sunterra Financial Services, Inc., a direct wholly-owned subsidiary of the Company, in exchange for a monthly fee, services and administers the vacation ownership receivables in Sunterra Owner Trust 2004-1. All monthly fees are eliminated as part of the Company’s consolidation of the Sunterra Owner Trust 2004-1.

The proceeds were used to pay down balances due under the Company’s Senior Finance Facility, pay fees associated with the transaction to third parties and deposit initial amounts in a required cash reserve account. The Company also retained a subordinated interest in future cash flows from the 2004 Securitization.

For the three and nine months ended June 30, 2005, amortization of $0.1 million and $0.4 million, respectively, of debt issuance costs related to the 2004 Securitization was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations.

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

The following table summarizes the balances in accrued liabilities as of the dates on the accompanying unaudited consolidated balance sheets (in thousands):

	June 30, 2005	September 30, 2004
Accrued marketing	$20,262	$19,812
Amounts collected on behalf of or due to homeowners’ associations	21,720	13,208
Accrued Vacation Interests carrying costs	14,434	8,074
Accrued escrow liability	9,889	7,285
Accrued other taxes	2,724	2,478
Accrued payroll and related	7,499	7,808
Accrued servicing liability	119	3,809
Accrued professional fees	1,027	2,211
Creditor claims payable	2,865	2,865
Accrued commissions	3,802	1,791
Other	10,750	11,554

Total accrued liabilities	$95,091	$80,895

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9— Deferred Revenues

The Company records deferred revenues for payments received or billed but not earned for various activities, including those described herein and summarized below. The largest and primary component relates to leases of Vacation Interests at the Company’s two resorts in St. Maarten. See Note 3—St. Maarten Transactions for further discussion of this component.

Deferred Club Sunterra revenue- annual Club Sunterra membership fees paid or billed to members and amortized ratably over a one-year period, one-time conversion fees paid by fixed interval owners to convert to Club Sunterra and amortized ratably over a 10-year period (the estimated life of the membership) and the remaining portion of an advance on renewal fees amortized ratably commensurate with Club Sunterra members renewing memberships with an external exchange service.

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

The following table summarizes the balances in deferred revenues as of the dates on the accompanying unaudited consolidated balance sheets (in thousands):

	June 30, 2005	September 30, 2004
Deferred Vacation Interest lease revenue (Note 3)	$74,186	$75,877
Deferred Club Sunterra revenue	9,194	6,430
Unearned mini-vacations	9,852	7,985
Unearned management services revenue (Note 3)	4,380	1,953
Other	3,358	2,882

Total deferred revenues	$100,970	$95,127

Note 10—Comprehensive (Loss) Income

Comprehensive (loss) income includes all changes in stockholders’ equity during a period from non-owner sources. The reconciliation of net (loss) income to comprehensive (loss) income is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Net (loss) income	$(50,114)	$7,670	$(41,903)	$(83,614)
Foreign currency translation adjustments	(5,314)	(1,025)	145	6,742

Total comprehensive (loss) income	$(55,428)	$6,645	$(41,758)	$(76,872)

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

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Company’s transition report on Form 10-K for the period ended September 30, 2004. No single customer accounts for a significant amount of the Company’s revenues. Information about the Company’s operations in different geographic locations is shown below (in thousands):

	North American	European	Eliminations	Total
Three Months Ended June 30, 2005

Revenues from external customers	$83,351	$24,698	$—	$108,049
Income (loss) before provision for income taxes	8,826	(55,302)	—	(46,476)

Three Months Ended June 30, 2004
Revenues from external customers	$62,828	$32,057	$—	$94,885
Income before provision for income taxes	4,951	3,776	—	8,727

	North American	European	Eliminations	Total
Nine Months Ended June 30, 2005

Revenues from external customers	$230,642	$69,528	$—	$300,170
Income (loss) before provision for income taxes	24,280	(57,598)	—	(33,318)

Nine Months Ended June 30, 2004
Revenues from external customers	$169,275	$78,285	$—	$247,560
(Loss) income before provision for income taxes	(89,245)	7,194	—	(82,051)

	North American	European	Eliminations	Total
Segment Assets
As of June 30, 2005	$660,717	$163,867	$(52,111)	$772,473

As of September 30, 2004	677,687	209,984	(50,813)	836,858

Included in the eliminations column are the effects of transactions between segments. Currently, the European segment has a note payable to the North American segment. The related interest income and expense is being eliminated as part of the profit and loss elimination entries, and the inter-segment note is being eliminated as part of the balance sheet elimination entries.

Note 12—Related Party Transactions

Joint Venture

The Company owns a 30% interest in Poipu and accounts for its investment in the joint venture under the equity method. On July 7, 2004, the Company completed the acquisition of the remaining outstanding 77% partnership interest in Ka’anapali. See Note 14—Subsequent Events for discussion of the Company’s July 12, 2005, announcement of an agreement to purchase the remaining 70% interest in Poipu. For the nine months ended June 30, 2005, and 2004, the Company received $2.7 million and $0.2 million, respectively, in cash distributions from Poipu. For the nine months ended June 30, 2004, the Company received $1.4 million in cash distributions from Ka’anapali. The Company also receives fees from both Poipu and Ka’anapali for providing property management as well as oversight of the sales and marketing functions, which are included in the totals for management services revenue. See “Management Services” paragraph below.

Management Services

Included within the amounts reported as management services revenue are revenues from property management services provided to the homeowners’ associations of the resorts wherein the Company owns either Unsold Vacation Interests or is a minority owner, as well as fees earned for management of sales and marketing functions at certain resorts. These amounts totaled $6.0 million and $4.4 million for the three-month periods ended June 30, 2005 and 2004, respectively, and totaled $15.8 million and $14.9 million for the nine-month periods ended June 30, 2005 and 2004, respectively.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Under contracts approved by the Boards of Trustees of the homeowners’ association for certain resorts, the Company serves as the property manager for these resorts. Additionally, the Company has contractual agreements with the homeowners’ associations of certain resorts to provide telephone services to the property. Accounts receivable due from the homeowners’ associations generally are for management fees and other operating and maintenance expenses. Amounts payable to homeowners’ associations, consisting primarily of maintenance fees for unsold Vacation Interests, are included in Accrued liabilities. The Company also periodically advances funds to the joint venture entity in which the Company maintains minority interest (see “Joint Venture” above). The following table shows the balances outstanding from related parties on the accompanying unaudited consolidated balance sheets (in thousands):

	June 30, 2005	September 30, 2004
Receivable from homeowners’ associations	$11,983	$5,931
Advances to joint venture	144	348

Total	$12,127	$6,279

Delinquent Maintenance Fee Receivables Agreements

Effective January 2005, the Company entered into agreements with various homeowners’ associations to purchase current year delinquent maintenance fee receivables from them at par value. Such agreements contain provisions for the Company to utilize the Vacation Interests associated with such maintenance fees in the current year and to reclaim such Vacation Interests in the future. Each such agreement provides for an initial June 30 settlement date and adjustments thereafter. The Company’s obligation under such agreements as of June 30, 2005, was included in Accrued liabilities and totaled approximately $5.4 million, including approximately $1.5 million related to current year use rights of the underlying Vacation Interests (expensed during calendar 2005 as a component of Vacation Interest carrying costs) and approximately $3.9 million that will either be collected from the owners or remain on the Company’s balance sheet as the cost basis of the reclaimed underlying Vacation Interests.

Note 13—Commitments and Contingencies

The Company licensed certain computer software under a software license granted by RCI Technology Corp. (“RCITC”), formerly known as Resort Computer Corporation. That software was the foundation for the Company’s former integrated computer system (known as “SWORD”), which until recently managed a wide range of hospitality functions, such as reservations, inventory control, sales commissions, Club Sunterra operations, housekeeping and marketing. RCITC filed a motion in the Chapter 11 proceedings alleging that the license agreement should be deemed rejected, which RCITC asserts would have the effect of terminating the license. Sunterra opposed the motion, and the Bankruptcy Court ruled in favor of Sunterra and denied RCITC’s motion. On June 14, 2002, RCITC filed a notice of appeal of the Court’s decision. On January 10, 2003, the United States District Court of Maryland affirmed the order of the Bankruptcy Court, denying the motion of RCITC. RCITC further appealed that decision to the United States Court of Appeals, Fourth Circuit, which granted RCITC’s appeal on March 18, 2004. The case has been remanded to the Bankruptcy Court, which has set a hearing on the form of order for September 2005. The Company’s new “ATLAS” computer system fully replaces the SWORD software, which was based on the RCITC system, and therefore the Company does not believe that RCITC’s successful appeal in this litigation will have a material adverse effect on the Company, even if RCITC were to formally assert a claim for illegitimate use of SWORD for the period between the date of emergence and the conversion to ATLAS.

On April 29, 2004, an irrevocable standby letter of credit in the amount of $6.6 million was issued on the Company’s behalf to an affiliated homeowners’ association securing certain maintenance fee obligations due from the Company. This standby letter of credit expires one year from the date of issuance. Restricted cash of approximately the same amount secures such standby letter of credit. During July 2004, two additional standby letters of credit in the combined amount of approximately $1.6 million were issued on behalf of the Company for similar purposes and on similar terms. During August 2004, one of the two additional standby letters of credit issued on behalf of the Company in July 2004 in the amount of $0.6 million was cancelled as it was replaced with a surety bond issued in July 2004 as described in the next paragraph. Also, in August 2004 the standby letter of credit issued in April 2004 on behalf of the Company for $6.6 million was cancelled and replaced with a new one for $7.8 million. In October 2004, an additional standby letter of credit in the amount of $1.5 million was issued on the Company’s behalf. All standby letters of credit except for the one issued in October 2004 for $1.5 million were cancelled in March 2005 and replaced with surety bonds issued by Citrus Insurance Company, a wholly-owned subsidiary of the Company.

On February 25, 2003, a surety bond in the amount of $0.6 million was issued on the Company’s behalf to an affiliated homeowners’ association securing certain maintenance fee obligations due from the Company. This surety bond has been amended several times and amounted to $1.5 million as of April 2005. Restricted cash of approximately fifty percent of this amount secures such surety bond. During July 2004, an additional surety bond in the amount of $0.6 million was issued on behalf of the Company for similar purposes with no restricted cash required as security and replaced an irrevocable standby letter of credit of $0.6 million previously

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

issued as discussed in the preceding paragraph. In April 2005, both of these surety bonds were replaced with a new surety bond in the amount of $2.3 million, which required no collateral deposit. The $0.8 million securing the original surety bond is to be released in the near term. The Company has approximately $3.4 million of additional surety bonds issued on its behalf as of June 30, 2005, for various other business purposes.

In March 2005, Citrus Insurance Company, a wholly-owned subsidiary of the Company, issued $7.7 million of surety bonds on behalf of other subsidiaries of the Company.

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

Note 14—Subsequent Events

On July 12, 2005, the Company agreed to purchase the remaining outstanding 70% partnership interests in Poipu, which owns and operates the Embassy Vacation Resort Poipu on the Hawaiian island of Kauai. The transaction values Poipu at approximately $38.0 million, and the Company intends to finance the purchase through additional borrowings under the Senior Finance Facility, which will replace the prior Poipu financing. With this transaction, Sunterra will acquire full ownership of Unsold Vacation Interests with an estimated retail value in excess of $34.0 million and will acquire approximately $22.0 million of mortgage receivables that the Company currently services.

On July 22, 2005, the Company acquired 46 one and two bedroom apartments at the Eden Bay Resort in Malta for approximately $7.0 million. Malta is located in the Mediterranean Sea between Italy and Tunisia and the five-star Eden Bay Resort is located within the InterContinental Hotel.

On July 28, 2005, the Company entered into a fourth amendment (the “Amendment”) with Merrill Lynch Mortgage Capital, Inc. to amend the Company’s Senior Finance Facility, effective July 28, 2005. The Amendment reduced the interest rates charged on the portion of the facility secured by eligible mortgages and contracts receivable from one-month LIBOR plus 2.25% to one-month LIBOR plus 1.5% for mortgages and contracts secured by Vacation Interests at all eligible Sunterra properties except the former Epic Resorts Group properties, for which the interest rate was reduced to one-month LIBOR plus 2.0%. The advance rate under loans secured by such mortgages and contracts receivable was increased from 85% to 92% for mortgages and contracts secured by Vacation Interests at all eligible Sunterra properties, except the former Epic Resorts Group properties, for which the advance rate was set at 70%. The Amendment also added “in-transit” mortgages and contracts receivable to the borrowing base, at an advance rate of 50%, subject to a maximum of $5 million of borrowings. Advance rates on Unsold Vacation Interests remained at 90%. The Amendment also added Poipu as a borrower on the Company’s Senior Finance Facility as of the close of the purchase of the remaining outstanding 70% partnership interests and provides for borrowings secured by Poipu’s eligible mortgages receivable and eligible Unsold Vacation Interests. In addition, the general liens and certain operational covenants were removed, the annual facility fees were reduced, the unused line fees were reduced and the term of the Senior Finance Facility was extended to July 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including in particular, statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify these statements by forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are contained in our Transition Report on Form 10-K for the nine months ended September 30, 2004, under the headings “Business-Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in that report. These factors include, but are not limited to the following:

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

RESULTS OF OPERATIONS

Change in Fiscal Year End

Effective October 1, 2004, we changed our fiscal year end for financial reporting purposes from a calendar year-end to the 12-month period commencing October 1 and ending September 30. As a result of this change, for purposes of discussion of results of operations, the nine-month period ended June 30, 2005 is compared to the nine-month period ended June 30, 2004.

Overview

Sunterra Corporation, through its subsidiaries, joint venture and affiliated resorts, is one of the largest companies in the vacation ownership industry, our single reportable operating segment. Through a network of ninety-six owned or affiliated resorts located around the globe, our operations consist of:

•	marketing and selling vacation ownership interests to the public by:

•	selling vacation points, representing a beneficial interest in a trust which holds title to vacation property real estate for the benefit of purchasers of those points which may be redeemed for occupancy rights for varying lengths of stay at participating resort locations, which we refer to as “Vacation Points;”

•	selling vacation ownership interests, entitling the buyer to use a fully-furnished vacation residence, generally for a one-week period, each year in perpetuity, which we refer to as “Vacation Intervals” and together with Vacation Points, “Vacation Interests;” and

•	leasing Vacation Intervals and selling Vacation Points at certain Caribbean locations;

•	acquiring, developing and operating vacation ownership resorts;

•	providing consumer financing to individual purchasers of Vacation Interests;

•	providing resort rental, management and maintenance services to vacation ownership resorts for which we receive fees paid by the resorts’ homeowners associations; and

•	operating our membership and exchange programs.

Comparison of the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004:

(table in thousands)

	North American		European
	2005	2004	2005	2004
Revenues:
Vacation Interest	$51,325	$43,282	$19,755	$26,577
Resort rental	10,108	4,196	419	398
Management services	5,310	4,150	2,345	2,046
Interest	10,442	6,348	750	756
Other	6,166	4,852	1,429	2,280

Total revenues	83,351	62,828	24,698	32,057

Costs and Operating Expenses:
Vacation Interest cost of sales	8,152	9,673	2,761	3,977
Advertising, sales and marketing	28,801	25,240	13,358	15,263
Vacation Interest carrying costs	8,648	4,370	1,867	1,242
Provision for doubtful accounts and loan losses	3,026	2,592	120	255
Loan portfolio	1,785	1,486	22	28
General and administrative	17,166	12,031	4,286	5,891
Gain on sales of assets	(45)	(1,358)	—	—
Depreciation and amortization	1,470	1,000	995	957
Interest, net	5,576	3,900	643	668
Restructuring	—	—	918	—
Impairment of goodwill	—	—	55,030	—

Total costs and operating expenses	74,579	58,934	80,000	28,281

Income (loss) from operations	8,772	3,894	(55,302)	3,776
Income from investments in joint ventures	54	1,057	—	—

Income (loss) before provision for income taxes	$8,826	$4,951	$(55,302)	$3,776

We recorded total revenues of $108.1 million for the three months ended June 30, 2005, compared to $94.9 million for the three months ended June 30, 2004, an increase of $13.2 million, or 13.9%. This increase was driven primarily from our North American operations where total revenues increased $20.6 million, or 32.7%, to $83.4 million for the three months ended June 30, 2005, compared to $62.8 million for the prior year, while total revenues from European operations decreased 23.0%, or $7.4 million, to $24.7 million for the three months ended June 30, 2005 from $32.1 million for the prior year. Excluding the effects of favorable foreign exchange rates, third quarter total revenues from our European operations decreased $8.0 million, or 25.0%, when compared to the prior year.

Consolidated Vacation Interest revenues were $71.1 million for the three months ended June 30, 2005, representing an increase of $1.2 million, or 1.7%, compared to $69.9 million for the three months ended June 30, 2004, driven by an $8.0 million, or 18.6% increase in North American Vacation Interest revenues to $51.3 million, compared to the prior year total of $43.3 million. Our North American improvements are the result of the completion of the integration of the Ka’anapali resort and Epic Resorts Group locations increasing revenue and the increase of revenues at existing locations, offset by a decrease in revenue at the now closed Sunterra Pacific sales locations. Exclusive of $0.6 million of favorable foreign exchange rate movements, our European Vacation Interests revenues fell from $26.6 million for the three months ended June 30, 2004 to $19.2 million for the three months ended June 30, 2005, a decrease of 27.6%. The decrease is the result of lower tour conversion efficiency.

Resort rental revenue increased 129.1% to $10.5 million for the three months ended June 30, 2005, compared to $4.6 million for the three months ended June 30, 2004, primarily as a result of the effects of the acquisition of the Ka’anapali resort in July 2004 and increased utilization of available space for internal marketing purposes (“mini-vacation” packages designed to give potential customers a sample of the vacations they could enjoy if the Vacation Interest is purchased), offset by on-going sales of Vacation Interests, which reduces the number of Vacation Interests available for rental.

Management services revenues of $7.7 million for the three months ended June 30, 2005 increased by $1.5 million, or 23.5%, compared to $6.2 million for the three months ended June 30, 2004. North American management services revenues of $5.3 million for the three months ended June 30, 2005 increased by $1.2 million, or 28.0%, compared to $4.1 million for the three months ended June 30, 2004 due to the management fees charged to the trusts holding vacation property real estate out of which we will convey Vacation Points to our customers. European management services revenues of $2.3 million for the three months ended June 30, 2005 increased by $0.3 million compared to $2.0 million for the three months ended June 30, 2004.

Interest revenues, the majority of which is generated from financing provided to purchasers and lessees of Vacation Interests in the United States and the Caribbean, increased to $11.2 million for the three months ended June 30, 2005, compared to $7.1 million for the three months ended June 30, 2004. The increase is due to the acquisition of the mortgage pool obtained in the purchase of the Ka’anapali resort in July 2004, the purchase from Barton Capital Corporation of their rights to a loan portfolio held by Blue Bison Funding Corporation and the acquisition of two loan portfolios held by qualified special-purpose entities created to hold a loan portfolio and issue collateralized debt to third-party investors through the exercise of the “clean up” call provisions contained in the notes issued by the qualified special-purpose entities that allows the notes to be called and mortgages and contracts receivable to be transferred back to us when the remaining principal value of the notes reaches 10% of the original principal value.

Other revenues, which includes Club Sunterra fees, travel services revenue, and finance commissions earned by our European subsidiaries, increased by $0.5 million, or 6.5%, to $7.6 million for the three months ended June 30, 2005, from $7.1 million for the same period in the prior year. This increase is concentrated in our North American operations and is primarily the result of increased Club Sunterra fees of approximately $1.1 million, as a Club Sunterra membership is bundled in with each sale of Vacation Points.

Consolidated Vacation Interest cost of sales of $10.9 million for the three months ended June 30, 2005 decreased $2.7 million, or 20.1%, from $13.6 million for the three months ended June 30, 2004, despite an increase in Vacation Interest revenue. On a geographic segment basis, North American Vacation Interest cost of sales decreased by $1.5 million, from $9.7 million to $8.2 million, and Vacation Interest cost of sales for our European operations decreased to $2.8 million, down $1.2 million from $4.0 million in 2004. Our overall cost-off rates (defined as Vacation Interest cost of sales as a percentage of Vacation Interest revenues) for the three months ended June 30, 2005 and 2004, were 15.4% and 19.5%, respectively. The cost-off rate for our North American operations decreased from 22.3% in the three months ended June 30, 2004, to 15.9% in the current year. This is attributable to newly acquired properties and inventory recoveries where the inventory has a relatively lower cost than the other Vacation Interests owned by us and the effect that adding such lower cost inventory has to the trust from which we sell our Vacation Points. As a percentage of European Vacation Interest revenues for the three months ended June 30, 2005 and 2004, European Vacation Interest cost of sales was 14.0% and 15.0%, respectively. Our European operations improved their cost-off rate as a result of lower cost inventory acquisitions and recoveries.

For the three months ended June 30, 2005, consolidated advertising, sales and marketing costs were $42.2 million compared to $40.5 million for the three months ended June 30, 2004, a 4.1% increase on 1.7% higher Vacation Interest volume. As a percentage of Vacation Interest revenues, these costs increased to 59.3% in 2005 compared to 58.0% in the prior year. This increase was driven by our Europe operations, which experienced an increase in this ratio from 57.4% in 2004 compared to 67.6% for the three months ended June 30, 2005. The unfavorable variance in our Europe operations is attributable to additional marketing efforts employed to improve tour flow as a result of a challenging European market. Our North American operation’s advertising, sales and marketing costs as a percentage of Vacation Interest revenues were 56.1% and 58.3% for the three months ended June 30, 2005 and 2004, respectively, as a result of efficiencies gained by maintaining a stable and more experienced sales team and additional sales training.

Vacation Interest carrying costs, which consist of annual maintenance fees, reserve and special assessments on Unsold Vacation Interests, as well as the cost associated with maintaining un-annexed units (owned units not declared or registered as part of the timeshare program) increased 87.4%, or $4.9 million, to $10.5 million for the three months ended June 30, 2005, from $5.6 million for the three months ended June 30, 2004. As a percentage of Vacation Interest revenues, inventory-carrying cost was 14.8% for the three months ended June 30, 2005 compared to 8.0% for the three months ended June 30, 2004. The increase was primarily due to Vacation Interests acquired as a result of the purchase of the remaining outstanding partnership interests in Ka’anapali and through the Epic Resorts Group acquisitions, the Vacation Interests recovered upon the foreclosure on the collateral securing certain mortgage loans acquired in the various loan portfolio acquisitions and the Vacation Interests and the right to use Vacation Interests acquired as a result of the agreements with various homeowners’ associations to purchase current year delinquent maintenance fee receivables from them at par value, offset by ongoing sales of Vacation Interests.

The provision for doubtful accounts and loan losses was $3.1 million for the three months ended June 30, 2005, compared to $2.8 million for the three months ended June 30, 2004. Of these amounts, $3.1 million and $2.6 million for 2005 and 2004, respectively, related to mortgages and contracts receivable. The resulting allowances for mortgages and contracts receivable at June 30, 2005 and

September 30, 2004 were $26.9 million and $26.5 million, respectively, representing approximately 11.8% and 12.3%, respectively, of the loan and contract originations (excluding purchased loan pools) outstanding at those dates. The balance of the provision for doubtful accounts of $0.0 million and $0.2 million for the three months ended June 30, 2005 and 2004, respectively, represented adjustments to provisions for estimated uncollectible amounts due from homeowner associations, assessments to owners for maintenance fees at certain Caribbean resorts and for other receivables. The increase in the provision for doubtful accounts and loan losses related to mortgages and contracts receivable is attributable to the higher levels of Vacation Interests revenues, as the provision is recorded as a percentage of each financed sale.

Loan portfolio expenses increased 19.4% to $1.8 million for the three months ended June 30, 2005, from $1.5 million in the prior year. The increase is attributable to an increase in the number of loans serviced due to the acquisition of the mortgage pool obtained in the purchase of the Ka’anapali resort in July 2004, the purchase from Barton Capital Corporation of their rights to a loan portfolio held by Blue Bison Funding Corporation and the acquisition of two loan portfolios held by qualified special-purpose entities created to hold a loan portfolio and issue collateralized debt to third-party investors through the exercise of the “clean up” call provisions contained in the notes issued by the qualified special-purpose entities that allows the notes to be called and mortgages and contracts receivable to be transferred back to us when the remaining principal value of the notes reaches 10% of the original principal value.

General and administrative expenses of $21.5 million for the three months ended June 30, 2005 increased by $3.6 million, or 19.7% compared to $17.9 million for the three months ended June 30, 2004. As a percentage of total revenues, general and administrative expenses increased to 19.9% in 2005 from 18.9% in 2004. The increase in general and administrative expenses, which related to salary increases, increased professional fees and insurance expenses, was offset by an overall reduction in office related expenses as the result of back office restructuring initiatives.

Gain on sales of assets decreased to $0.0 million for the three months ended June 30, 2005, from approximately $1.4 million during the same period in 2004. The $1.4 million for 2004 represents a gain on the extinguishment of certain fulfillment obligations and the recognition of deferred revenue in conjunction with the sale of certain assets of Sunterra Pacific to the Vacation Timeshare Owners Association.

Depreciation and amortization expense increased 26.0%, or $0.5 million, to $2.5 million for the three months ended June 30, 2005, from $2.0 million for the same period in 2004. This increase is attributable to the acquisition of a large number of North American assets in the acquisition at Ka’anapali in July 2004.

Interest expense for the three months ended June 30, 2005 was $6.2 million, compared to $4.6 million for the three months ended June 30, 2004. The increase was primarily due to increased average borrowings in 2005, partially offset by reduced borrowing costs and reduced amortization of debt issuance costs.

Reorganization and restructuring costs were $0.9 million for the three months ended June 30, 2005, related to the restructuring of the Company’s European operations, including a consolidation of UK telemarketing operations and reductions of management and headcount levels in several areas. There were no reorganization and restructuring costs, net in the three months ended June 30, 2004.

Impairment of goodwill totaled $55.0 million for the three months ended June 30, 2005. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) requires that goodwill be tested at least annually for impairment, or more frequently if circumstances exist to indicate potential impairment. Although our policy is to perform the required testing during our last fiscal quarter, a decline in profitability in the European segment/reporting unit during the current quarter as discussed in the July 11, 2005 Form 8-K filed by us was deemed to be an indicator that a potential impairment existed and as such the testing of the European segment was accelerated to May 31, 2005. Under SFAS No. 142, goodwill is to be tested for impairment at the reporting unit level. The first step to test for impairment is the comparison of the fair value of the reporting unit with its carrying value (including goodwill). Carrying value in excess of the fair value of a reporting unit is an indicator of possible impairment and requires the second step of the impairment test, which is to compare the implied fair value of the goodwill to its carrying value. Implied fair value is the amount of goodwill that would be recognized in a business combination, assuming such had taken place on the measurement date. Impairment exists to the extent the carrying value of goodwill exceeds its implied fair value. We utilized a market value approach in our estimate of the fair value of the European segment/reporting unit. The estimate indicated that an impairment might exist and the second step of the impairment test was performed. After comparing the implied fair value of the goodwill to its carrying value, we concluded an impairment of $55.0 million existed and as a result, a charge of $55.0 million was recorded in the three month period ended June 30, 2005. There were no charges for impairment of goodwill in the three months ended June 30, 2004.

Income from investments in joint ventures decreased 94.9% to $0.1 million for the three months ended June 30, 2005 compared to $1.1 million for the three months ended June 30, 2004. In July 2004, we purchased the remaining outstanding 77% partnership interest in Ka’anapali, resulting in the full consolidation of its operating results beginning at that time.

The provision for income taxes for the three months ended June 30, 2005, was $3.6 million, compared to $1.1 million for the three months ended June 30, 2004. The increase in income tax expense related to our North American operations, which reported a tax provision for the three months ended June 30, 2005, in contrast with the three months ended June 30, 2004, when the tax basis operating income of the North American operations was offset by operating losses from periods subsequent to the fresh start date, July 29, 2002. Since such operating losses were generated after the fresh start date, the reduction of the reserves recorded against the deferred tax assets associated with the operating losses was credited to the provision for income taxes. This resulted in a net provision for income taxes of virtually zero. For the three months ended June 30, 2005, the tax basis operating income of the North American operations was partially offset by operating losses from periods prior to the fresh start date. As such, the reduction of the reserves recorded against the deferred tax assets associated with the operating losses was credited to goodwill or additional paid-in capital. In addition, no tax benefit was recorded during the three months ended June 30, 2005 in conjunction with the European segment goodwill impairment charge of $55.0 million.

Comparison of the Nine Months Ended June 30, 2005 to the Nine Months Ended June 30, 2004:

(table in thousands)

	North American		European
	2005	2004	2005	2004
Revenues:
Vacation Interest	$143,552	$113,887	$55,209	$62,792
Resort rental	25,471	10,039	1,335	1,208
Management services	14,983	14,303	7,246	7,256
Interest	30,683	18,680	2,039	1,822
Other	15,953	12,366	3,699	5,207

Total revenues	230,642	169,275	69,528	78,285

Costs and Operating Expenses:
Vacation Interest cost of sales	23,769	25,659	7,154	9,489
Advertising, sales and marketing	79,740	65,603	38,251	36,798
Vacation Interest carrying costs	24,226	11,356	5,222	3,054
Provision for doubtful accounts and loan losses	8,063	6,103	482	632
Loan portfolio	4,750	5,117	82	163
General and administrative	46,362	37,719	14,464	16,896
Gain on sales of assets	(733)	(4,580)	—	—
Depreciation and amortization	4,250	4,321	3,250	3,051
Interest, net	16,599	17,471	2,273	1,008
Reorganization and restructuring, net	—	311	918	—
Impairment of goodwill	—	91,586	55,030	—
Impairment of assets	—	897	—	—

Total costs and operating expenses	207,026	261,563	127,126	71,091

Income (loss) from operations	23,616	(92,288)	(57,598)	7,194
Income from investments in joint ventures	664	3,043	—	—

Income (loss) before provision for income taxes	$24,280	$(89,245)	$(57,598)	$7,194

We recorded total revenues of $300.2 million for the nine months ended June 30, 2005, compared to $247.6 million for the nine months ended June 30, 2004, an increase of $52.6 million, or 21.3%. This increase was driven primarily from our North American operations where total revenues increased $61.3 million, or 36.3%, to $230.6 million in 2005, compared to $169.3 million for the prior year, while total revenues from European operations decreased 11.2%, or $8.8 million, to $69.5 million for the nine months ended June 30, 2005 from $78.3 million for the prior year. Excluding the effects of favorable foreign exchange rates, total revenues from our European operations for the nine months ended June 30, 2005 decreased $12.0 million, or 15.4%, when compared to the prior year.

Consolidated Vacation Interest revenues were $198.8 million for the nine months ended June 30, 2005, representing an increase of $22.1 million, or 12.5%, compared to $176.7 million for the nine months ended June 30, 2004, driven by a $29.7 million, or 26.0%, increase in North American Vacation Interest revenues to $143.6 million, compared to the prior year total of $113.9 million. Our North American improvements are the result of the completion of the integration of the Ka’anapali resort and Epic Resorts Group locations increasing revenue and the increase of revenues at existing locations, offset by a decrease in revenue at the now closed Sunterra Pacific locations. Exclusive of $2.6 million of favorable foreign exchange rate movements, our European Vacation Interests revenues fell from $62.8 million for the nine months ended June 30, 2004 to $52.6 million for the nine months ended June 30, 2005, a decrease of 16.2%. The decrease is the result of lower tour conversion efficiency, partially offset by revenues resulting from the Thurnham Leisure Group acquisition.

Resort rental revenue increased 138.3% to $26.8 million for the nine months ended June 30, 2005, compared to $11.2 million for the nine months ended June 30, 2004, primarily as a result of the effects of the acquisitions of Epic resorts in October 2003 and of Ka’anapali resort in July 2004 and increased utilization of available space for internal marketing purposes (“mini-vacation” packages designed to give potential customers a sample of the vacations they could enjoy if the Vacation Interest is purchased), offset by on-going sales of Vacation Interests, which reduces the number of Vacation Interests available for rental.

Management services revenues of $22.2 million for the nine months ended June 30, 2005 increased by $0.6 million, or 3.1%, compared to $21.6 million for the nine months ended June 30, 2004. The overall increase was primarily due to a $0.7 million, or 4.8%, increase in North American management services revenues to $15.0 million for the nine months ended June 30, 2005, compared to $14.3 million for the nine months ended June 30, 2004. This increase is primarily due to the management fees charged to the trusts holding vacation property real estate out of which we will convey Vacation Points to our customers. European management services revenues of $7.2 million for the nine months ended June 30, 2005 decreased by $0.1 million, or 0.1%, compared to $7.3 million for the nine months ended June 30, 2004.

Interest revenues, the majority of which is generated from financing provided to purchasers and lessees of Vacation Interests in the United States and the Caribbean, increased to $32.7 million for the nine months ended June 30, 2005, compared to $20.5 million for the nine months ended June 30, 2004. The increase is due to the acquisition in the March 2004 quarter of a portfolio of mortgages backed by Vacation Interests at former Epic Resorts Group locations, the mortgage pool obtained in the purchase of the Ka’anapali resort in July 2004, the purchase from Barton Capital Corporation of their rights to a loan portfolio held by Blue Bison Funding Corporation and the acquisition of two loan portfolios held by qualified special-purpose entities created to hold a loan portfolio and issue collateralized debt to third-party investors through the exercise of the “clean up” call provisions contained in the notes issued by the qualified special-purpose entities that allows the notes to be called and mortgages and contracts receivable to be transferred back to us when the remaining principal value of the notes reaches 10% of the original principal value.

Other revenues, which includes Club Sunterra fees, travel services revenue, and finance commissions earned by our European subsidiaries, increased by $2.1 million, or 11.8%, to $19.7 million for the nine months ended June 30, 2005, from $17.6 million for the same period in the prior year. This increase is concentrated in our North American operations and is primarily the result of increased Club Sunterra fees of approximately $2.9 million, as a Club Sunterra membership is bundled in with each sale of Vacation Points.

Consolidated Vacation Interest cost of sales of $30.9 million for the nine months ended June 30, 2005 decreased $4.2 million, or 12.0%, from $35.1 million for the nine months ended June 30, 2004, despite an increase in Vacation Interest revenue. On a geographic segment basis, North American Vacation Interest cost of sales decreased by $1.9 million, from $25.7 million to $23.8 million, and Vacation Interest cost of sales for our European operations decreased to $7.2 million, down $2.3 million from $9.5 million in 2004. Our overall cost-off rates (defined as Vacation Interest cost of sales as a percentage of Vacation Interest revenues) for the nine months ended June 30, 2005 and 2004, were 15.6% and 19.9%, respectively. The cost-off rate for our North American operations decreased from 22.5% in the nine months ended June 30, 2004, to 16.6% in the current year. This is attributable to newly acquired properties and inventory recoveries where the inventory has a relatively lower cost than the other Vacation Interests owned by us and the effect that adding such lower cost inventory has to the trust from which we sell our Vacation Points. As a percentage of Europe Vacation Interests revenues for the nine months ended June 30, 2005 and 2004, European Vacation Interest cost of sales was 13.0% and 15.1%, respectively. Our Europe operations improved their cost-off rate as a result of lower cost inventory acquisitions and recoveries.

For the nine months ended June 30, 2005, consolidated advertising, sales and marketing costs were $118.0 million compared to $102.4 million for the nine months ended June 30, 2004, a 15.2% increase on 12.5% higher Vacation Interest volume. As a percentage of Vacation Interest revenues, these costs increased to 59.4% in 2005 compared to 58.0% in the prior year. This increase was driven by our European operations, which experienced an increase in this ratio from 58.6% in 2004 compared to 69.3% for the nine months ended June 30, 2005. The unfavorable variance in our European operations is attributable to additional marketing efforts employed to improve tour flow as a result of a challenging European market. Our North American operation’s advertising, sales and marketing costs as a percentage of Vacation Interest revenues were 55.5% and 57.6% for the nine months ended June 30, 2005 and 2004, respectively, as a result of efficiencies gained by maintaining a stable and more experienced sales team and additional sales training.

Vacation Interest carrying costs, which consist of annual maintenance fees, reserve and special assessments on Unsold Vacation Interests, as well as the cost associated with maintaining un-annexed units (owned units not declared or registered as part of the timeshare program) increased 104.4%, or $15.0 million, to $29.4 million for the nine months ended June 30, 2005 from $14.4 million for the nine months ended June 30, 2004. As a percentage of Vacation Interest revenues, inventory-carrying cost was 14.8% for the nine months ended June 30, 2005 compared to 8.2% for the nine months ended June 30, 2004. The increase was primarily due to Vacation Interests acquired as a result of the purchase of the remaining outstanding partnership interests in Ka’anapali and through the Epic Resorts Group acquisitions, the Vacation Interests recovered upon the foreclosure on the collateral securing certain mortgage loans acquired in the various loan portfolio acquisitions and the Vacation Interests and the right to use Vacation Interests acquired as a result of the agreements with various homeowners’ associations to purchase current year delinquent maintenance fee receivables from them at par value, offset by ongoing sales of Vacation Interests.

The provision for doubtful accounts and loan losses was $8.5 million for the nine months ended June 30, 2005, compared to $6.7 million for the nine months ended June 30, 2004. Of these amounts, $8.5 million and $6.7 million for 2005 and 2004, respectively, related to mortgages and contracts receivable. The resulting allowances for mortgages and contracts receivable at June 30, 2005 and September 30, 2004 were $26.9 million and $26.5 million, respectively, representing approximately 11.8% and 12.3%, respectively, of the loan and contract originations (excluding purchased loan pools) outstanding at those dates. The balance of the provision for doubtful accounts of $0.0 million and $0.0 million for the nine months ended June 30, 2005 and 2004, respectively, represented adjustments to provisions for estimated uncollectible amounts due from homeowner associations, assessments to owners for maintenance fees at certain Caribbean resorts and for other receivables. The increase in the provision for doubtful accounts and loan losses related to mortgages and contracts receivable is attributable to the higher levels of Vacation Interests revenues, as the provision is recorded as a percentage of each financed sale, as well as an increase in such percentage of each financed sale.

Loan portfolio expenses decreased 8.5% to $4.8 million for the nine months ended June 30, 2005, from $5.3 million in the prior year. The decrease is attributable to significant process improvement and restructuring initiatives implemented in late 2003, including standardizing and centralizing underwriting procedures and processes, best practices in loss mitigation (including increased and timely correspondence with customers whose mortgages and contracts are perceived to be in danger of becoming delinquent) and cross training allowing us to service higher loan volumes with fewer personnel. We have also implemented new technology that allows us to service more loans more efficiently, and have brought in certain servicing processes formerly outsourced. This was partially offset by an increase in the number of loans serviced due to the acquisition in March 2004 of a portfolio of mortgages backed by Vacation Interests at former Epic Resorts Group locations, the mortgage pool obtained in the purchase of the Ka’anapali resort in July 2004, the purchase from Barton Capital Corporation of their rights to a loan portfolio held by Blue Bison Funding Corporation and the acquisition of two loan portfolios held by qualified special-purpose entities created to hold a loan portfolio and issue collateralized debt to third-party investors through the exercise of the “clean up” call provisions contained in the notes issued by the qualified special-purpose entities that allows the notes to be called and mortgages and contracts receivable to be transferred back to us when the remaining principal value of the notes reaches 10% of the original principal value.

General and administrative expenses of $60.8 million for the nine months ended June 30, 2005 increased by $6.2 million, or 11.4% compared to $54.6 million for the nine months ended June 30, 2004. As a percentage of total revenues, general and administrative expenses improved to 20.3% in 2005 from 22.1% in 2004. The increase in general and administrative expenses, which related to salary increases, increased professional fees and insurance expenses, was offset by the shut down of certain Sunterra Pacific operations in December of 2003, and an overall reduction in office related expenses as the result of back office restructuring initiatives.

Gain on sales of assets decreased to a gain of approximately $0.7 million for the nine months ended June 30, 2005 from a gain of approximately $4.6 million during the same period in 2004. The $0.7 million gain for 2005 represents a gain on the sale of certain non-core inventory recovered by us upon the default of certain mortgage loans and a gain on the sale of an office building in Sedona, Arizona that previously housed administrative personnel now located in a rented facility. The $4.6 million for 2004 represents a gain on the sale of the Island Links Resort, a gain on the sale of certain assets of Sunterra Pacific to VTSOA and a gain on the extinguishment of certain fulfillment obligations and the recognition of deferred revenue in conjunction with the sale of such assets of Sunterra Pacific to VTSOA.

Depreciation and amortization expense increased 1.7%, or $0.1 million, to $7.5 million for the nine months ended June 30, 2005, from $7.4 million for the same period in 2004. This increase is attributable to the acquisition of a large number of North American and European assets, partially offset by a large number of North American assets reaching full depreciation.

Interest expense for the nine months ended June 30, 2005 was $18.9 million, compared to $18.5 million for the nine months ended June 30, 2004. The increase was primarily due to increased average borrowings in 2005, offset by reduced borrowing costs, reduced amortization of debt issuance costs, the renegotiation of certain borrowing terms in February 2004, and the favorable interest on the 3 3/4% Senior Subordinated Convertible Notes due 2024.

Reorganization and restructuring costs, net, were $0.9 million in the nine months ended June 30, 2005, related to the restructuring of the Company’s European operations, including a consolidation of UK telemarketing operations and reductions of management and headcount levels in several areas. Reorganization and restructuring costs were $0.3 million for the nine months ended June 30, 2004, and primarily related to the rollout of our global points-based program.

Impairment of goodwill totaled $55.0 million in the nine months ended June 30, 2005. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. SFAS No. 142, requires that goodwill be tested at least annually for impairment, or more frequently if circumstances exist to indicate potential impairment. Although our policy is to perform the required testing during our last fiscal quarter, a decline in profitability in the European segment/reporting unit during the current quarter as discussed in the July 11, 2005 Form 8-K filed by us was deemed to be an indicator that a potential impairment existed and as such the testing of the European segment was accelerated to May 31, 2005. Under SFAS No.142, goodwill is to be tested for impairment at the reporting unit level. The first step to test for impairment is the comparison of the fair value of the reporting unit with its carrying value (including goodwill). Carrying value in excess of the fair value of a reporting unit is an indicator of possible impairment and requires the second step of the impairment test, which is to compare the implied fair value of the goodwill to its carrying value. Implied fair value is the amount of goodwill that would be recognized in a business combination, assuming such had taken place on the measurement date. Impairment exists to the extent the carrying value of goodwill exceeds its implied fair value. We utilized a market value approach in our estimate of the fair value of the European segment/reporting unit. The estimate indicated that an impairment might exist and the second step of the impairment test was performed. After comparing the implied fair value of the goodwill to its carrying value, we concluded an impairment of $55.0 million existed and as a result, a charge of $55.0 million was recorded in the nine month period ended June 30, 2005. Impairment of assets totaled $92.5 million for the nine months ended June 30, 2004. These charges included $91.6 million for the impairment of the reorganization value in excess of identifiable assets for the North American segment and $0.9 million relating to Unsold Vacation Interests relating to a resort disposed of in 2003.

Income from investments in joint ventures decreased 78.2% to $0.7 million for the nine months ended June 30, 2005 compared to $3.0 million for the nine months ended June 30, 2004. In July 2004, we purchased the remaining outstanding 77% partnership interest in Ka’anapali, resulting in the full consolidation of its operating results beginning at that time.

The provision for income taxes for the nine months ended June 30, 2005, was $8.6 million, compared to $1.6 million for the nine months ended June 30, 2004. The increase in income tax expense related to our North American operations, which reported a tax provision for the nine months ended June 30, 2005, in contrast with the nine months ended June 30, 2004, when the tax basis operating income of the North American operations was offset by operating losses from periods subsequent to the fresh start date, July 29, 2002. Since such operating losses were generated after the fresh start date, the reduction of the reserves recorded against the deferred tax assets associated with the operating losses was credited to the provision for income taxes. This resulted in a net provision for income taxes of virtually zero. For the nine months ended June 30, 2005, the tax basis operating income of the North American operations was partially offset by operating losses from periods prior to the fresh start date. As such, the reduction of the reserves recorded against the deferred tax assets associated with the operating losses was credited to goodwill or additional paid-in capital. In addition, no tax benefit was recorded during the nine months ended June 30, 2005 in conjunction with the European segment goodwill impairment charge of $55.0 million.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash principally from down payments on financed Vacation Interest sales, cash sales of Vacation Interests, principal and interest payments on mortgages and contracts receivable and collection of Club Sunterra membership fees, resort rentals and management fees.

During the nine months ended June 30, 2005, net cash provided by operating activities was $73.7 million, primarily the result of the net loss of $41.9 million offset by non-cash expenses totaling $87.2 million (notably $55.0 million for the impairment of goodwill) less other non-cash gains of $3.7 million and increases in retained interests in mortgages and contracts receivable sold of $0.5 million. Cash provided by operating activities was also impacted by changes in operating assets and liabilities of $32.6 million, including reductions in mortgages and contracts receivable of $13.3 million, unsold Vacation Interests of $7.4 million, cash in escrow and restricted cash of $0.4 million, and prepaid expenses and other assets of $0.6 million plus increases in accrued liabilities of $18.1 million and deferred revenues of $5.8 million offset by increases in due from related parties of $5.8 million and other receivables of $3.9 million and decreases in accounts payable of $1.8 million and income taxes payable of $1.5 million.

During the nine months ended June 30, 2005, net cash used in investing activities was $42.3 million, primarily due to the purchase of several mortgage portfolios for $26.5 million, the purchase of businesses for $10.0 million and capital expenditures of $9.9 million, partially offset by proceeds from the sale of assets of $1.4 million and cash distributions from joint ventures of $2.7 million.

During the nine months ended June 30, 2005, net cash used in financing activities was $40.6 million. Payments on the Senior Finance Facility totaled $66.5 million and payments on the 2004 Securitization and other notes payable totaled $29.8 million. These payments were funded primarily through borrowings on the Senior Finance Facility totaling $55.6 million and the issuance of notes payable of $0.1 million.

We currently anticipate spending approximately $23.3 million for unsold Vacation Interests at existing and anticipated resort locations during the remainder of fiscal 2005. Also in the remainder of fiscal 2005, we plan to invest $3.8 million in capital expenditures related to property and equipment. We plan to fund these expenditures with cash generated from operations and borrowings under the Senior Finance Facility. We believe that, with respect to our current operations, cash generated from operations and future borrowings will be sufficient to meet our working capital and capital expenditure needs through the end of fiscal 2005. If these are not sufficient, we have the ability to adjust our spending on Unsold Vacation Interests.

The allowance for mortgage and contract loan losses at June 30, 2005 was $26.9 million, or approximately 11.8%, of the loan and contract originations (excluding purchased loan pools) outstanding at that date. Management believes the allowance is adequate. However, if the amounts of the mortgages and contracts receivable that are ultimately written off materially exceed the related allowances, our business, results of operations and financial condition could be adversely affected.

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

We established Qualifying Entities to issue fixed rate notes payable collateralized by an undivided interest in transferred mortgages receivable. We retain 100% interest in the future cash flows generated by the sold mortgages receivable portfolios in excess of the cash required by the Qualifying Entities to fully repay principal and contractual interest on their obligations. Such excess cash is principally generated by the excess of the weighted average contractual interest received on the mortgage loans over the interest rates on the Qualifying Entities’ notes. The notes contained a clean up call provision that allows the notes to be called and mortgages receivable to be transferred back to us when the remaining principal value of the notes reaches 10% of the original principal value. The clean up call provisions on the 1999-A Securitization (TerraSun, LLC) and the 1999-B Securitization (Dutch Elm, LLC) were exercised in January 2005 and February 2005, respectively. Such exercises resulted in the recognition of the full value of the mortgages receivable as an asset and a cash or debt requirement equal to the remaining balance of the related notes.

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

See Note 14—Subsequent Events for discussion of the fourth amendment (the “Amendment”) entered into on July 28, 2005 between us and Merrill Lynch Mortgage Capital, Inc. to amend our Senior Finance Facility, effective July 28, 2005.

At June 30, 2005, the maximum capacity to borrow, amounts outstanding, and remaining availability under the Senior Finance Facility were $285.9 million, $160.8 million and $125.1 million, respectively. The capacity and availability of borrowings under the Senior Finance Facility are based on the value of eligible mortgages and contracts receivable, the value of eligible Unsold Vacation Interests and the value of certain real property and other assets. The Senior Finance Facility is secured by a first priority lien on the mortgages and contracts receivable and Unsold Vacation Interests, as well as certain real property and other of our assets, subject to certain exceptions. The weighted average interest rate of these borrowings at June 30, 2005, was 5.94% per annum.

In addition to the facility fee (2.5% of $300 million) paid in connection with the commitment and the closing of the Senior Finance Facility and an anniversary fee of 1.5% due on the anniversary of the initial borrowing, we issued a warrant exercisable for 1,190,148 shares of common stock at an exercise price of $15.25 per share (the deemed value of the shares), subject to adjustment under certain anti-dilution provisions of the warrant and will pay an unused commitment fee of 0.25% per annum on the excess availability under the Senior Finance Facility. The $8.7 million value of the warrants issued to the Senior Finance Facility lender was determined using a Black-Scholes model based on a risk-free interest rate of 3.81%, expected volatility of 50% and an expected life of 5 years and, as a result of the February 2004 amendment, an additional $0.4 million was recorded to reflect the decrease in exercise price to $14.00 per share. The value of the warrants was recorded as a capitalized financing cost that is amortized over the term of the financing agreement. The February 2004 amendment also stipulated that facility fees equal to 0.75% of $300.0 million were due and payable on July 29, 2004 and July 29, 2005, with the latter fee being prorated through the termination date of February 28, 2006. For the three months ended June 30, 2005 and 2004, amortization of $1.1 million and $1.7 million, respectively, of debt issuance costs related to the Senior Finance Facility is included in interest expense in the accompanying consolidated statements of operations. For the nine months ended June 30, 2005 and 2004, amortization of $3.3 million and $7.9 million, respectively, of debt issuance costs related to the Senior Finance Facility is included in interest expense in the accompanying consolidated statements of operations. Beginning in February 2003, the Senior Finance Facility also requires us to pay an additional cash interest amount monthly when certain conditions are not met. The total amount of such additional cash interest payments made during the three months ended June 30, 2005 and 2004 were $0.0 million and $0.0 million, respectively, and the total amount of such additional cash interest payments made during the nine months ended June 30, 2005 and 2004 were $0.0 million and $1.0 million, respectively.

Senior Subordinated Convertible Notes

On March 29, 2004, we issued $95.0 million in 3¾% Senior Subordinated Convertible Notes due 2024 (“Notes”). The Notes were issued at a price of $1,000 per Note and pay interest semi-annually on March 29 and September 29 of each year, beginning on September 29, 2004, at the rate of 3.75% per annum. The Notes will mature on March 29, 2024. Under the terms of the indenture, we were required to use a portion of the proceeds from the offering to purchase a portfolio of U.S. government securities that are pledged to secure the first six scheduled interest payments on the Notes. This $10.4 million was recorded in Prepaid expenses and other assets, net and the balance on the accompanying unaudited consolidated balance sheets was $7.0 million and $8.7 million as of June 30, 2005 and September 30, 2004, respectively. Other than this pledge, the Notes are unsecured obligations.

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

We may redeem some or all of the Notes for cash at any time on or after March 29, 2007, if the closing price of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the mailing date of the corresponding redemption notice. On or after March 29, 2011, we may redeem some or all of the Notes for cash at any time at a price of $1,000 per $1,000 principal amount of the Notes, plus accrued and unpaid interest, if any, to the redemption date.

For the three months ended June 30, 2005 and 2004, amortization of $0.1 million and $0.1 million, respectively, of debt issuance costs related to the Notes was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations. For the nine months ended June 30, 2005 and 2004, amortization of $0.3 million and $0.1 million, respectively, of debt issuance costs related to the Notes was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations.

Securitization Notes

On September 30, 2004, we completed a $151.7 million private offering and sale of vacation ownership receivable-backed notes (the “2004 Securitization”). The $171.4 million (including $17.0 million in aggregate principal of vacation ownership receivables sold during the ninety day period commencing September 30, 2004) in aggregate principal of vacation ownership receivables that collateralize the notes were initially sold to Sunterra SPE 2004-1 LLC (“SPE 2004-1”), a wholly-owned, special-purpose entity that deposited the vacation ownership receivables into the Sunterra Owner Trust 2004-1, which issued the notes and is included within Sunterra Corporation’s consolidated financial statements, without recourse to us or to SPE 2004-1, except for breaches of certain representations and warranties at the time of sale. The 2004 Securitization is secured by a first priority lien on the mortgages and contracts receivable sold to Sunterra Owner Trust 2004-1.

On October 27, 2004 and December 1, 2004, we completed pre-funding transactions with the Sunterra Owner Trust 2004-1. On October 27, 2004, $11.1 million in vacation ownership receivables were sold to Sunterra Owner Trust 2004-1 and on December 1, 2004, $5.9 million of vacation ownership receivables were sold to Sunterra Owner Trust 2004-1. As a result of these two transactions, the $17.0 million classified as restricted cash as of September 30, 2004 was released ratably on these two dates and transferred to us in exchange for these vacation ownership receivables.

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

Under the terms of the indenture, Sunterra Financial Services, Inc., a direct wholly-owned subsidiary of ours, in exchange for a monthly fee, services and administers the vacation ownership receivables in Sunterra Owner Trust 2004-1. All monthly fees are eliminated as part of our consolidation of the Sunterra Owner Trust 2004-1.

The proceeds were used to pay down balances due under our Senior Finance Facility, pay fees associated with the transaction to third parties and deposit initial amounts in a required cash reserve account. We also retained a subordinated interest in future cash flows from the 2004 Securitization.

For the three and nine months ended June 30, 2005, amortization of $0.1 million and $0.4 million, respectively, of debt issuance costs related to the 2004 Securitization was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations.

Off-Balance Sheet Arrangements

We have used certain off-balance sheet financing arrangements to provide liquidity and improve our cash flows. In order to obtain liquidity from our mortgages and contracts receivable, we sold certain mortgages and contracts receivable from 1998 to 2000 through entities that are intended to meet the accounting criteria for qualifying special-purpose entities. Among other criteria, a qualifying entity’s activities must be restricted to passive investment in financial assets and issuance of beneficial interests in those assets. At the time of closings of the transactions described below, we received “true sale” legal opinions that were relied upon in connection with determination of the qualified status of these special-purpose entities.

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

Contractual Obligations

Certain contractual obligations are summarized in our Transition Report on Form 10-K for the nine months ended September 30, 2004 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate Finance—Contractual Obligations.” As of June 30, 2005, there had been no material changes outside the ordinary course of our business in such contractual obligations from September 30, 2004.

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

Geographic Concentration

Our owned and serviced loan portfolio borrowers are geographically diversified within the United States and internationally. At June 30, 2005, borrowers residing in the United States accounted for approximately 96.0% of our loan portfolio. With the exception of California, Arizona and Florida, which represented 19.1%, 12.4% and 5.1%, respectively, no state or foreign country concentration accounted for in excess of 5.0% of the serviced portfolios. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well being of the borrowers.

Foreign Currency Risk

For the nine months ended June 30, 2005 and 2004, total revenues denominated in a currency other than U.S. dollars, primarily revenues derived from the United Kingdom, were approximately 23.2% and 31.6%, respectively, of total revenues. Our net assets maintained in a functional currency other than U.S. dollars at June 30, 2005 and September 30, 2004, primarily assets located in Western Europe, were approximately 31.1% and 48.6%, respectively, of total net assets. The effects of changes in foreign currency exchange rates have not historically been material to our operations or net assets. At June 30, 2005, our subsidiary in the United Kingdom, whose functional currency is the British Pound Sterling, held approximately 4.2 million Euros. That subsidiary expects to utilize approximately 2.5 million Euros per month for operating purposes. To the extent it holds Euros at any point in time, it is subject to gains and losses as the exchange rate between British Pound Sterling and Euros fluctuates. In June 2005, we entered into three forward contracts in connection with the management of our exposure to fluctuations in foreign exchange rates and to meet our future Euro currency requirements. The contracts have a total notional value of £3.0 million for the future purchase of Euros and mature within one year. These contracts are recorded at fair value on the accompanying consolidated balance sheets and are not designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Unrealized gains and losses on such contracts are recognized currently in earnings. For the three and nine months ended June 30, 2005, a loss of $0.03 million was recognized in the accompanying consolidated statements of operations as a result of these contracts.

Interest Rate Risk

As of June 30, 2005, we had floating interest rate debt of approximately $160.8 million, comprised of amounts outstanding under the Senior Finance Facility. The floating interest rate on the Senior Finance Facility is based upon the prevailing LIBOR rate and interest rate changes can impact earnings and operating cash flows. A change in interest rates of one percent on the balance outstanding at June 30, 2005 would cause a change in total annual interest costs of $1.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Description
10.1	Amendment No. 4, dated July 28, 2005, to Loan Agreement dated July 29, 2002, as amended by Amendment No. 1 dated December 20, 2002, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries, Amendment No. 2, dated February 13, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries and Amendment No. 3, dated July 7, 2004 by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries.

*10.2	Employment agreement dated May 24, 2005 between Sunterra Corporation and David Lucas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: June 27, 2005)).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith)

* Compensatory management plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTERRA CORPORATION

By:	/s/ NICHOLAS J. BENSON
Nicholas J. Benson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEVEN E. WEST
Steven E. West Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: August 9, 2005

EXHIBIT INDEX

No.	Description
10.1	Amendment No. 4, dated July 28, 2005, to Loan Agreement dated July 29, 2002, as amended by Amendment No. 1 dated December 20, 2002, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries, Amendment No. 2, dated February 13, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries and Amendment No. 3, dated July 7, 2004 by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries.

*10.2	Employment agreement dated May 24, 2005 between Sunterra Corporation and David Lucas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: June 27, 2005)).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith)

*	Compensatory management plan