Form 10-K
period 2005-09-30
SUNTERRA CORP
filed 2005-12-14
CIK 1016577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2005 was $285.9 million, based upon the reported last sale prices of such equity on that date.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☒    NO  ☐

Number of shares of the registrant’s common stock outstanding at December 9, 2005: 19,472,534

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s fiscal 2006 annual meeting of stockholders, or if such proxy statement is not so filed on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

SUNTERRA CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended September 30, 2005

Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including in particular, statements about our plans, objectives, expectations and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify these statements by forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are contained herein under “Business-Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made.

References to “Predecessor” refer to the Company through July 31, 2002. References to “Successor” refer to the Company on and after August 1, 2002.

PART I

ITEM 1. BUSINESS

Unless the context otherwise requires, throughout this report the words “Sunterra,” “the Company,” “we,” “us,” and “our” refer to Sunterra Corporation, a Maryland corporation, and its subsidiaries. “Sunterra®,” “Club Sunterra®,” “SunOptions®,” and “Sunterra Escapes®” are trademarks of Sunterra.

Change in Fiscal Year End

Effective October 1, 2004, we changed our fiscal year end for financial reporting purposes from a calendar year end to the 12-month period commencing October 1 and ending September 30.

Introduction

Sunterra Corporation develops, markets and operates a network of vacation ownership (also known as “timeshare”) resorts, primarily in North America, Hawaii, the Caribbean, and Europe. With 97 owned or affiliated resorts in 14 countries, we are one of the largest companies in our industry. At September 30, 2005, we had more than 314,000 owner families. We also provide consumer financing to individual purchasers of Sunterra’s Vacation Interests; provide collection, rental and management services to certain timeshare homeowners’ associations; and operate a vacation ownership membership and exchange program. We generally market our products to middle income homeowners. All of our operations are contained within and are in support of a single industry segment – the vacation ownership industry – and we operate in two geographic segments, North America and Europe. Revenues from our North American segment totaled $330.8 million, $201.0 million, $201.9 million for the year ended September 30, 2005, the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. Revenues from our European segment totaled $93.1 million, $86.1 million, $105.0 million for the year ended September 30, 2005, the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively.

Our goal is to deliver the global currency of relaxation, by expanding our channels of distribution in key leisure markets around the world; complementing our current product offerings with an active development program, including strategic partnerships; increasing our brand name recognition; and providing consistently high levels of quality and reliability so that our current and prospective owner families can look forward to their vacations with trust and pleasure.

Our operations consist of:

•	acquiring, developing and operating vacation ownership resorts;

•	marketing and selling vacation ownership interests to the public at our resort locations and off-site sales centers by:

•	selling vacation points in Club Sunterra that may be redeemed for occupancy rights for varying lengths of stay at participating resort locations and for certain other travel products and services, which we refer to as “Vacation Points;” and

•	selling vacation ownership interests that entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity, which we refer to as “Vacation Intervals” and together with Vacation Points, “Vacation Interests;”

•	providing consumer financing to individual purchasers of Sunterra’s Vacation Interests;

•	providing collection services and resort rental, management and maintenance services for which we receive fees paid by the resorts’ homeowners associations; and

•	operating our membership and exchange program.

History and Description of Our Operations

Sunterra Corporation traces its roots in the timeshare resort acquisition and development business back to 1992, though many of the companies that we acquired later were among the pioneers of the vacation ownership industry in the years prior to our founding. We were incorporated in May 1996 as KGK Resorts, Inc., changed our name later that year to Signature Resorts, Inc., and finally became known as Sunterra Corporation in mid 1998. At the time of our initial public offering in August 1996, Signature Resorts, Inc. owned nine vacation ownership resorts spread out in the United States and the Caribbean and generated $75.0 million in annual vacation ownership sales. In the ensuing period, we grew rapidly through a series of acquisitions, reaching 89 resorts around the globe and generating $423.0 million of vacation ownership sales in 1999.

After this period of rapid expansion, we and certain wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in May 2000, from which we emerged in July 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization and Fresh-start Reporting” for a further description of the nature and results of our reorganization.

We have grown significantly since that time, adding new “Owned Resorts” (vacation ownership resorts where Sunterra has acquired or developed and sold a significant number of Vacation Interests associated with that resort, even if substantially all of the related Vacation Interests in the property have been sold to consumers) and “Affiliated Resorts” (vacation ownership resorts where another developer owns or has developed a significant number of the related Vacation Interests and with which Club Sunterra holds an affiliation agreement). As of September 30, 2005, the Club Sunterra network was composed of 97 vacation ownership resorts, including 59 Owned Resorts and 38 Affiliated Resorts. The existing units at the Owned Resorts totaled 7,030 at September 30, 2005. See “Item 2. Properties” for a further description of the Owned Resorts.

	Number of Resorts
Country	Owned	Affiliated
United States:
Arizona	7	1
California	2	2
Colorado	—	1
Florida	4	6
Hawaii	2	9
Idaho	—	1
Massachusetts	—	2
Missouri	1	—
Nevada	2	1
New Hampshire	—	1
New Mexico	1	—
Oregon	—	2
South Carolina	1	2
Tennessee	1	3
Texas	—	1
Virginia	2	—
Washington	—	1
Austria	1	—
Canada	—	1
France	4	—
Germany	1	—
Italy	1	—
Malta	1	—
Mexico	—	2
Netherlands Antilles	2	—
Norway	—	1
Portugal	1	—
Spain:
Balearic Islands	4	—
Canary Islands	9	—
Costa del Sol	4	—
United Kingdom:
England	7	1
Scotland	1	—

Marketing and Selling of Vacation Interests

We market and sell Vacation Interests in two distinct forms: Vacation Points and Vacation Intervals, which are described below under the caption “The Vacation Ownership Industry.”

Marketing is the process by which we attract potential customers to visit and tour an Owned Resort or attend a sales presentation. Selling is the process by which we seek to sell a Vacation Interest to a potential customer after arrival for a sales presentation.

Marketing. We market Vacation Interests at our resort locations and through off-site sales centers. In Europe, this is supplemented by a network of independent distributors. We employ a variety of marketing programs to generate prospects for these sales efforts, including targeted mailings, telemarketing, overnight mini-vacation packages, gift certificates, seminars, dinner parties and various destination-specific local marketing efforts. Additionally, incentive premiums in the form of entertainment tickets, hotel stays, gift certificates or free meals are offered to guests and other potential customers to encourage them to attend sales presentations or “tours.” On a limited basis, we retain outside vendors to arrange tours at our resorts. Although the principal goal of our marketing activities is the outright sale of Vacation Interests, in order to generate additional revenue, we rent unoccupied units at some of our resorts through direct consumer marketing, travel agents, websites and vacation package wholesalers. We believe that our room rental operations, in addition to providing us with supplemental revenue, provide us with a good source of potential customers for the purchase of Vacation Interests.

Sales. We sell our Vacation Interests primarily through on-site salespersons at certain Owned Resorts. In Europe, this is supplemented by a network of independent distributors. Upon arrival at a sales center for a scheduled tour, the prospect is met by a member of our sales force who leads the prospect on a tour of the resort and its amenities. At the conclusion of the tour, the sales representative explains the benefits and costs of becoming a Club Sunterra member. The presentation also includes a description of the financing alternatives that we offer. Prior to the closing of any sale, a verification officer interviews each prospect to ensure our compliance with sales policies and regulatory agency requirements. No sale becomes final until a statutory waiting period has passed. In North America, this statutory period varies from 3 to 10 calendar days, and allows us to collect a deposit on the sale. In Europe, the statutory period is 14 calendar days, and we are prohibited from collecting any cash deposit until the rescission period has elapsed.

Our sales representatives are a critical component of our sales and marketing efforts. We continually strive to attract, train, and retain a dedicated sales force. We provide intensive sales instruction and training, which assists the sales representatives in acquainting prospects with the benefits. Most of the sales representatives in our North American operations are our employees and receive certain employment benefits, while the sales representatives in our European operations are independent contractors. In total, the average commission paid to sales representatives, managers and directors is approximately 18% of the sales price.

Sales to existing owners of Sunterra Vacation Interests are an integral part of our business plan. By continually increasing the number of resort destinations in the Club Sunterra network as well as adding new member benefits for which Club Sunterra members may use their Vacation Points (such as airline tickets and miles, cruises, and other expenditures typical in leisure travel), we believe that we can continue to make additional sales of Vacation Interests to existing owner families over many years.

Consumer Financing

To facilitate sales of Vacation Interests in North America and the Caribbean, we provide consumer financing exclusively for the purchase of Vacation Interests at Owned Resorts. During the fiscal year ended September 30, 2005, approximately 14.6% of North American Vacation Interest revenues were cash sales and required no financing by us. Of the remaining 85.4%, we financed approximately 70.3% and the remaining 29.7% was either paid for in cash or by applying existing equity from another Vacation Interest.

As of September 30, 2005, our North American segment mortgages and contracts receivable included approximately 46,100 active loans with a stated maturity typically of 7 to 10 years. Included in these active loans are approximately 27,400 loans accounted for as originated loans with a gross amount outstanding of $236.5 million and 18,700 of these loans are accounted for as purchased loans, with a carrying amount of approximately $98.7 million. Mortgages receivable in excess of 60 days past due as of such date were 1.9% as a percentage of gross mortgages receivable. Our allowance for loan and contract losses was 11.6% as a percentage of gross originated mortgages and contracts receivable at September 30, 2005.

Our European subsidiary generally originates the mortgages receivable for a third-party financial institution and receives a commission based upon the principal amount of eligible consumer loans on a non-recourse basis. At September 30, 2005, our European subsidiary had approximately $8.0 million in gross notes and contracts receivable.

We benefit by retaining the positive cash flow spread that results from the difference between our borrowing rate on mortgages and contracts receivable, which averaged approximately 5.49% per annum at September 30, 2005, and the rate charged to our owner families, which averaged 14.0% per annum as of the same date. This financing generally is made available to consumers who make a down payment within established credit guidelines, bears interest at fixed rates and is collateralized by the underlying Vacation Interest.

Given the percentage of purchases that are financed, the availability of financing is essential to provide liquidity to generate ongoing sales of Vacation Interests. In recent years, we have used our senior finance facility to finance our mortgages and contracts receivable. On September 30, 2004, we completed a $151.7 million private offering and sale of vacation ownership receivable-backed notes collateralized by $171.4 million (including $17.0 million in aggregate principal of vacation ownership receivables sold during the ninety day period commencing September 30, 2004) in aggregate principal of vacation ownership receivables in an on-balance sheet securitization. Prior to 2001, we monetized our mortgages receivable through the use of an off-balance sheet conduit that securitized mortgages receivable and, in turn, sold them in the mortgage-backed securities market. We have also used on-balance sheet secured financing, whole mortgages receivable sales and other financing vehicles. During the fiscal year ended September 30, 2005, we purchased the mortgages receivable included in an off-balance sheet conduit and we exercised the clean-up call provisions contained in the remaining off-balance sheet securitizations. See Note 4 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” for additional details on the purchase transactions.

Underwriting. Unlike the majority of our competitors in the vacation ownership industry, our North American operations underwrite and credit score each and every mortgage originated at the point of sale. After a purchaser of a Sunterra Vacation Interest indicates a desire for financing, additional information is requested and input into a credit decision model. A full credit report is obtained, which includes relevant personal information such as FICO score, credit profile and open accounts,. The system will then generate a final report and the field processors use this to determine if the customer qualifies and, if so, what financing terms can be offered.

These consumers are required to make a minimum down payment of 10 percent of the purchase price on the Vacation Interest. Generally, these mortgages have original terms ranging from 5 to 10 years, with the weighted average original term at September 30, 2005 of 9.3 years.

The majority of the underwriting procedures and controls were implemented in February 2001. Prior to this point, we did not subject applicants to any significant loan underwriting criteria. At September 30, 2005, approximately 18 percent of the originated loans were originated prior to implementation of these underwriting guidelines and 56 percent of the purchased mortgage pools were underwritten prior to February 2001. In the consumer finance industry, a FICO credit score is one of the most widely used metrics for determining the relative credit quality of the borrower and of representative loan pools. As of September 30, 2005, the weighted average FICO score on consumer loans originated after February 2001, when our credit underwriting standards were implemented, was 667.

Servicing and Loss Mitigation

Servicing. Sunterra services the mortgages that it originates and purchases. We have partnered with one of the largest providers of remittance processing (“lockbox”) services and utilize leading edge technology to provide efficient and accelerated payment collections. Optical character reading coupons and bar-coded payment envelopes reduce errors, exceptions and float time. All lockbox payments and coupons are imaged and available for viewing with internet access to long-term archives.

Automated Clearing House (“ACH”) payments are processed on a daily basis. ACH transmittals are sent electronically and are fully encrypted. We have the ability to accept loan payments by credit card or check via a secured web portal and by phone.

We have 189 employees in North Las Vegas that handle the origination, contracts, collections and servicing aspects of our business. There are 24 full-time collection agents for inbound and outbound collection of delinquent mortgages, maintenance fees, and Club Sunterra dues. We employ multi-lingual, cross-functionally trained employees, and the servicing centers are staffed 13 hours per weekday. Many of these employees handle customer inquiries relating to maintenance fees, Club Sunterra dues, reservations and other general Club Sunterra information, via the telephone or the internet.

We utilize sophisticated computer and telecommunications equipment to manage concurrent inbound and outbound customer calls. This includes an automatic dialer within the North Las Vegas call center that places thousands of customer calls per day, as well as sufficient outbound channels (phone lines) so that the outbound dialer has enough channels available to keep every agent busy handling connected calls.

Collections. Collection efforts for mortgages receivable are usually performed by mail and telephone. These efforts start when a payment is 10 days past due, whereupon a past due notice is generated and mailed. Additional notices are sent at 30 days past due and continue at 60 days past due. Collection phone calls are made as well. After an account is 60 days past due, the borrower is sent a “notice of default” and notified that they are subject to loss of their Vacation Interest. At 90 days past due, the mortgage and non-deeded points are cancelled. With regard to deeded property, our loss mitigation team will attempt to use a process called “deed-in-lieu,” wherein the customer remits their deed to us and the foreclosure process is bypassed, thus saving both time and money. Ultimately, any recovered Vacation Interests will then become available to be resold to a new purchaser.

Provision for Loan and Contract Losses. At the time we recognize revenue from the sale of a Vacation Interest financed by us, we record a provision for loan and contract losses based upon historical and projected losses among similar loans.

When loans are determined to be uncollectible, the balance is written off against the loan loss allowance. Loans are typically deemed to be uncollectible at the earliest of (i) a first payment default, (ii) the initiation of cancellation or foreclosure proceedings or (iii) when the customer’s account becomes 180 days delinquent. We also review our estimates of projected loan losses on a periodic basis and evaluate the sufficiency of the overall loan loss provision to determine if projected loss rates have fluctuated from original estimates.

See Note 4 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” for additional details on the mortgage portfolio and related allowance for loan and contract losses.

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

With respect to each managed resort location, we typically obtain commercial general liability insurance, all-risk property insurance under a manuscript policy, business interruption insurance and other coverages customarily obtained for similar properties. We also provide the managerial and other employees necessary for the managed resort locations, including those necessary for review of the operation and maintenance of the resorts, preparation of reports, budgets, projections and employee training.

We have contracts with homeowners associations at 54 Owned Resorts and contracts to manage four non-Sunterra resorts to provide resort rental, management, maintenance and collection services. Included in the above are two resorts located in St. Maarten, Netherlands Antilles where we serve in the capacity of the homeowners’ association as well.

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

We operate solely in the vacation ownership industry, which first appeared in Europe during the late 1960’s, and spread to the United States shortly thereafter. The industry expanded slowly until the mid-1980’s. Since that time, vacation ownership has grown at double-digit rates in the United States. Increased governmental regulation, higher standards of quality and service, increased flexibility and the rapid entry of a number of well-organized lodging and entertainment companies, including Marriott International, The Walt Disney Company, Four Seasons Hotels & Resorts, Hilton Hotels Corporation, Hyatt Corporation, Starwood Hotels and Resorts Worldwide, Inc. and Fairmont Hotels has also increased the attractiveness of vacation ownership for consumers. Recent estimates project the 2005 global volume to exceed $11 billion and total owner families of approximately 8.7 million.

We currently operate in North America, Hawaii, the Caribbean and Europe, the markets containing nearly two-thirds of the global inventory of existing vacation ownership resorts. Among these regions, the United States is the largest and most concentrated market, with the highest number of vacation ownership resorts, owners and revenues in the world.

The American Resort Development Association (“ARDA”) recently published State of the Vacation Ownership Industry, 2005 United States Study (the “ARDA Study”), which reported sales volume in the United States of $7.9 billion for 2004, compared to $3.7 billion in 1999 and $1.9 billion in 1995, equating to a 10-year compound annual growth rate exceeding 16 percent. The study estimated that 3.9 million households owned one or more U.S. timeshare intervals or points equivalent at January 1, 2005, representing a 13.8 percent increase over the amount reported one year earlier. Despite this rapid growth, penetration rates among income eligible households remain low.

Existing resorts report high satisfaction and occupancy rates. In November 2005, the ARDA Industry Fact Sheet on www.arda.org stated that nearly 85 percent of U.S. timeshare owners surveyed indicate satisfaction with their purchase, and also reported that average annual occupancy rates for the U.S. timeshare resorts were approximately 86 percent.

Vacation Points Ownership

With the exception of certain resorts in Hawaii and California, we sell Vacation Interests on a float unit/float season structure conveyed as an undivided interest commonly referred to as Vacation Points. We consider this product to be a leader in terms of flexibility and ease of administration and use by both the member families and us. The majority of the larger vacation ownership developers are moving towards integrating a Vacation Points plan in their programs; however, according to the ARDA Study, 54 percent of Vacation Interests currently held by the public are structured as a fixed unit, fixed interval plan, with an additional 3.6 percent currently held on a fixed unit, float interval or season arrangement.

In general, under a points-based vacation ownership system, owners, who are more commonly referred to as “members,” purchase points which act as an annual currency exchangeable for occupancy rights at participating resorts. We currently operate two separate points-based vacation ownership systems: our United States “Club Sunterra” program, with approximately 81,000 members and 61 resort locations in North America, Hawaii and the Caribbean and Club Sunterra Europe (formerly known as Grand Vacation Club), with approximately 48,000 members and 36 resort locations in the United Kingdom, Portugal, Spain, the Canary Islands, Germany, France, Austria, Norway, Malta and Italy. The former Club Sunterra Vacations II (formerly known as Epic Vacation Club) was merged with Club Sunterra in the quarter ended September 30, 2004, and as such, the resort and membership statistics are included in the Club Sunterra figures above.

Members in our multi-site club that is now implemented throughout most of North America, do not hold deeded fee simple interests, but rather own beneficial interests in a trust, which holds legal title to the deeded fee simple interests. Club Sunterra Europe (formerly known as the Grand Vacation Club program) members also do not hold deeded fee simple interests, but rather have membership in a limited liability company, Club Sunterra Limited, plus a right to use the accommodations that are part of Club Sunterra Europe. Club Sunterra Vacations II was also a right-to-use club, so its members similarly did not hold deeded interests. All members, irrespective of ownership of Vacation Points or Vacation Intervals, are permitted to exchange through Club Sunterra.

The advantages of a points-based vacation ownership system relate to the flexibility given to members with respect to the use of their Vacation Points versus the use of a traditional Vacation Interval. Because Vacation Points function as currency under a points-based vacation ownership system, owners, subject to availability and other factors, have flexibility in choosing the location, season, duration and unit size of their Vacation Interest, based on their annual Vacation Points allocations. In a points-based vacation ownership system, owners can redeem their points for a stay in any one of the resorts included in the club without having to exchange through an external exchange company and without having to pay any exchange fees. Moreover, under our Club Sunterra system, members are also able to effect exchanges through an external exchange program for vacation stays at resorts outside the Club Sunterra resort network if they desire, as the annual Club Sunterra membership fee usually includes annual membership in Interval International, Inc. (“II”).

Each Vacation Points owner is required to pay the trust a share of the overall cost of maintaining the trust. These assessments, which depend on the number of points owned, consist of an annual maintenance fee plus applicable real estate taxes, funding of replacement reserves and, when needed, special assessments. If the owner does not pay such charges, the owner’s use rights may be suspended and the trust may cancel the owner’s Vacation Points, subject to the rights of the mortgagee.

A significant component of our business plan is our “One World, One Club” initiative to offer a single headline product to the consumers throughout the world. This project is intended to result in the integration of our various regional points-based vacation products into a single global membership program. This initiative is being implemented through our multi-site clubs. Sales for the first of our multi-site clubs began in Williamsburg, Virginia on March 1, 2004 and as of September 30, 2005 all of the other North American resorts with the exception of California and Hawaii were fully converted to the sale of this product. When completed, management believes that the full One World, One Club initiative will provide the membership with significant flexibility and enhance its attractiveness to the consumer, and will also result in numerous operational efficiencies being gained by the business.

Vacation Interval Ownership

In traditional Vacation Interval ownership, owners can either use their Vacation Interval for a one-week stay in a specific unit size at a specific resort or can attempt to exchange their weeks through an external exchange organization, such as II or Resort Condominium International, LLC (“RCI”) for which an exchange fee is charged by the exchange company.

The purchase of a Vacation Interval typically entitles the buyer to use a fully furnished vacation residence, generally for a one-week period each year, or in alternative years, usually in perpetuity. Typically, the buyer acquires an ownership interest in one or more vacation residences or the entire resort, which is generally held in fee simple interest. As of September 30, 2005, we market Vacation Interval ownership only in California and Hawaii.

Our Club Sunterra internal exchange system has operated as an exchange program allowing our current members that have a home resort and a deeded, fee simple interest in a particular unit or units at that home resort to exchange use-rights with any other resort within the Club Sunterra system. Club Sunterra members assign their occupancy rights to their deeded Vacation Interval to Club Sunterra and then spend their points to acquire occupancy rights to a Vacation Interval that is available through Club Sunterra.

The owners of Vacation Intervals at each resort usually operate the property through a non-profit homeowners association, which is governed by a board consisting typically of representatives of the developer and owners of Vacation Intervals at the resort. The board hires a management company, delegating many of the rights and responsibilities of the homeowners association, including reservations, check-in, grounds landscaping, security, housekeeping, operating supplies, garbage collection, utilities, insurance, laundry and facility repair and maintenance.

Each Vacation Interval owner is required to pay the homeowners association a share of the overall cost of maintaining the property. These assessments, which generally range from $150 to $1,100 per Vacation Interval per year, consist of an annual maintenance fee plus applicable real estate taxes, funding of replacement reserves and, when needed, special assessments. If the owner does not pay such charges, the owner’s use rights may be suspended and the homeowners association may foreclose on the owner’s Vacation Interval, subject to the rights of the mortgagee.

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

Competition

All of our vacation ownership and vacation ownership related products face competition for prospects, sales leads and personnel from established, highly visible operators, as well as a fragmented array of smaller operators and owners. In developing, marketing and selling Vacation Interests, we compete against the vacation ownership divisions of several established and respected hospitality companies. These include Marriott (which operates Marriott Vacation Club, the Ritz-Carlton Club, Horizons by Marriott and Marriott Grand Residence Club), Cendant (which operates Fairfield Resorts and Trendwest Resorts), Hilton (Hilton Grand Vacations), Starwood (Starwood Vacation Ownership), and Disney (Disney Vacation Club). In addition, in certain markets, we also compete with many established companies focused primarily on vacation ownership, and it is possible that other potential competitors may develop properties near our current resorts and compete with us in the future. The majority of the remaining worldwide vacation ownership resorts are owned and operated by smaller, regional companies. We believe that the vacation ownership industry will continue to consolidate in the future.

In providing consumer financing to individual purchasers of Sunterra’s Vacation Interests, we compete with numerous channels of financial institutions, including mortgage companies, credit card issuers and other providers of direct-to-consumer financing. These services permit purchasers to utilize a home equity line of credit, mortgage, lower rate credit card or other instrument to finance their purchase. We believe that we provide a convenient and competitive financing package to customers.

Our resort rental, management, maintenance and collection services for which we receive fees paid by the resorts’ homeowners associations face competition from established real estate entities, as well as similar operations in the companies noted above.

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

Intellectual Property

We own and control a number of trade secrets, trademarks, trade names, copyrights and other intellectual property rights, including, but not limited to the “Sunterra®,” “Club Sunterra®,” “SunOptions®,” and “Sunterra Escapes®” registered trademarks, which in the aggregate, are of material importance to our business. We are licensed to use technology and other intellectual property rights owned and controlled by others, and we license other companies to use technology and other intellectual property rights owned and controlled by us.

Governmental Regulation

Our marketing and sales of Vacation Interests are subject to extensive and ever-changing regulations by the federal and state governments and foreign jurisdictions in which our resort properties are located and in which Vacation Interests are marketed and sold. At the U.S. federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which generally prohibits unfair or deceptive acts or competition in interstate commerce. Other significant U.S. federal legislation to which we are or may be subject includes the Truth-In-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Fair Housing Act, the Americans With Disabilities Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Gramm-Leach-Bliley Act, the Real Estate Settlement Procedures Act, the Deceptive Mail Prevention and Enforcement Act, the Civil Rights Acts of 1964 and 1968, the U.S. Treasury department’s Office of Foreign Asset Control Compliance Program, the U.S. Patriot Act Section 326, the Sarbanes-Oxley Act of 2002 and federal and state securities laws.

Federal legislation has been passed that amended the Telemarketing Sales Rule, regulated by the Federal Trade Commission, to include provisions for a nationwide telemarketing do-not-call registry. Generally, telemarketers are prohibited from calling anyone on that registry. Telemarketers must pay a fee to access the registry, and are required to do so on a quarterly basis. Enforcement of the federal do-not-call provisions began in the fall of 2003, and the rule provides for fines of up to $11,000 per violation.

In addition, many states have adopted specific laws and regulations regarding the establishment of condominium and timeshare projects and the sale of Vacation Interest ownership programs. As an example, in most states we are required to deliver a disclosure statement, sometimes referred to as a public offering statement or public report, to all prospective purchasers of Vacation Interests, together with certain additional information concerning the terms of the purchase. Laws in most states generally grant the purchaser of a Vacation Interest the right to cancel a contract of purchase at any time within a period ranging from 3 to 10 calendar days following the later of the date the contract was signed or the date the purchaser received the last of the documents which we are required to provide to the purchaser. Most states have other laws that regulate other activities such as those relating to real estate licensure, exchange program registration, seller of travel licensure, anti-fraud laws, telemarketing and do-not-call laws, prize, gift and sweepstakes laws and labor laws. Any failure to comply with applicable laws or regulations could have a material adverse effect on our business, results of operations or financial condition.

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

A number of U.S. federal, state and local laws, including the Fair Housing Amendments Act of 1988 and the Americans with Disabilities Act, impose requirements related to access to and use by disabled persons of a variety of public accommodations and facilities. A determination that our resorts are public accommodations and that we are not in compliance with these accessibility laws could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. Because some accessibility laws impose ongoing obligations, we are likely to incur additional costs to improve the accessibility of our resorts based upon our percentage ownership. These costs, however, are not expected to have a material adverse effect on our business, results of operations or financial condition. Any new legislation may impose further burdens or restrictions on property owners with respect to access by disabled persons. If a homeowners association at a resort were required to make significant improvements as a result of non-compliance with these accessibility laws, special assessments might be needed to fund such improvements, which additional costs might cause Vacation Interests owners to default on their mortgages or cease making required homeowners association assessment payments. In addition, the homeowners association under these circumstances may pursue the resort developer to recover the cost of any corrective measures. We are not aware of any non-compliance with accessibility laws that management believes would have a material adverse effect on our business, results of operations or financial condition.

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

In connection with the acquisition and development of Embassy Vacation Resort Lake Tahoe and Sunterra Resorts San Luis Bay Inn, several areas of environmental concern were identified. The areas of concern at Lake Tahoe related to possible soil and groundwater contamination that has migrated onto the resort site from an underground petroleum storage tank on an adjacent upgradient property. We have been indemnified by the former owner of the upgradient property for certain costs and expenses in connection with the off-site contamination. California regulatory authorities are monitoring the off-site contamination and the parties have taken action to comply with the remedial action plan put in place by the Lahontan Regional Water Quality Control Board. Residual contamination exists on the resort site as a result of leaking underground storage tanks that were removed prior to our acquisition of the resort site. An in-situ groundwater remediation system was installed to enhance remediation effectiveness. This groundwater remediation system consists of three pumping wells and a carbon filtration system. The groundwater is pumped from the aquifer under the property, treated by the carbon filtration system, and pumped back into the aquifer. We do not believe that we will be held liable for this contamination and do not anticipate incurring material costs in connection with this site. There can be no assurance, however, that the party responsible for the clean up of this contamination will meet its obligations in a complete and timely manner.

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

Employees

As of September 30, 2005, we had approximately 5,100 full and part-time employees. None of our employees are represented by a labor union except for 59 employees in Europe, 124 employees in St. Maarten and 254 employees in Hawaii. We are not aware of any union organizational efforts with respect to our employees at any other locations.

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

We will continue to be subject to extensive government regulation, which may result in additional costs

Our marketing and sales of Vacation Interests are subject to extensive and ever-changing regulations by the federal and state governments and foreign jurisdictions in which our resort properties are located and in which Vacation Interests are marketed and sold. On the United States federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which generally prohibits unfair or deceptive acts or competition in interstate commerce. Other significant federal legislation to which we are or may be subject includes the Truth-In-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Fair Housing Act, the Americans With Disabilities Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Gramm-Leach-Bliley Act, the Real Estate Settlement Procedures Act, the Deceptive Mail Prevention and Enforcement Act, the Civil Rights Acts of 1964 and 1968, the U.S. Treasury department’s Office of Foreign Asset Control Compliance Program, the U.S. Patriot Act Section 326, the Sarbanes-Oxley Act of 2002 and federal and state securities laws.

Federal legislation has been passed that amended the Telemarketing Sales Rule, regulated by the Federal Trade Commission, to include provisions for a nationwide telemarketing do-not-call registry. Generally, we are prohibited from calling anyone on that registry. We are required to pay a fee to access the registry on a quarterly basis as required by the rules. Enforcement of the federal do-not-call provisions began in the fall of 2003, and the rule provides for fines of up to $11,000 per violation. This legislation may restrict our ability to market effectively our services to new customers. Furthermore, compliance with the new legislation may prove difficult and we may incur penalties under this legislation for conducting our marketing activities.

In addition, many states have adopted specific laws and regulations regarding the establishment of condominium and timeshare projects and the sale of vacation interest ownership programs. As an example, in most states we are required to deliver a disclosure statement, sometimes referred to as a public offering statement or public report, to all prospective purchasers of Vacation Interests, together with certain additional information concerning the terms of the purchase. Laws in most states generally grant the purchaser of a vacation interest the right to cancel a contract of purchase at any time within a period ranging from 3 to 10 calendar days following the later of the date the contract was signed or the date the purchaser received the last of the documents which we are required to provide to the purchaser. Most states have other laws that regulate other activities such as those relating to real estate licensure, exchange program registration, seller of travel licensure, anti-fraud laws, telemarketing and do-not-call laws, prize, gift and sweepstakes laws and labor laws. Any failure to comply with applicable laws or regulations could have a material adverse effect on our business, results of operations or financial condition.

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

Losses from hurricanes and earthquakes in excess of insured limits, as well as uninsured losses, could be significant

Some of our resorts are located in areas that are subject to hurricanes and tropical storms. We have suffered damages from hurricanes and tropical storms in the past and we may suffer damage from them in the future. Additionally, resorts may be subject to damage resulting from earthquakes and other natural disasters. We carry commercial liability insurance and all-risk property insurance with coverage for fires, floods, windstorms and earthquakes with additional coverage for business interruption arising from insured perils for resort locations that we manage and our corporate offices. However, there are certain types of losses, such as losses arising from acts of war, civil unrest and terrorism that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our capital invested in a resort, as well as the anticipated future revenues from the resort, and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on our business, properties or operations.

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

Fluctuations in foreign currency exchange rates may affect our reported results of operations

We receive a portion of our revenues from our European resorts, the operations of which are primarily conducted in euros and British pounds. Because our financial results are reported in U.S. dollars, fluctuations in the value of the euro and British pound against the U.S. dollar have had and will continue to have a significant effect on our reported financial results. A decline in the value of the euro or British pound against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of the euro or British pound will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods.

An increase in the delinquency rate of our portfolio of mortgages and contracts receivable could adversely affect our financial condition and results of operations

We provide financing to consumers for the purchase of Vacation Interests in North America and the Caribbean. We benefit by retaining a positive cash flow spread that results from the difference between our borrowing rate and the rate charged to our owner families. As of September 30, 2005, our mortgages and contracts receivable portfolio included approximately 46,100 active loans and contracts totaling approximately $343.2 million in outstanding originated principal and purchased pool carrying amounts. In Europe, we generally originate mortgages receivable for a third party financial institution and receive a commission based on the principal amount of eligible consumer loans we originate.

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

We derive a portion of our revenues through contracts to manage Affiliated Resorts and the trusts holding vacation property real estate out of which we will convey Vacation Points to our customers and the expiration or termination of these management contracts could adversely affect our results of operations

We are a party to management contracts under which we receive fees for providing management services to certain Affiliated Resorts. During the fiscal year ended September 30, 2005, we earned management fees of $30.4 million, representing approximately 7.2% of our total consolidated revenues for this period. Our management contracts generally have three-year terms, except in Europe where the contracts generally run for the life of the association, and provide for early termination rights in certain circumstances. If we fail to renew a significant number of our management contracts or the contracts are otherwise terminated, we will no longer be entitled to receive management fees under these contracts and our results of operations could be adversely affected.

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

We are subject to various restrictions under our senior finance facility which limit our ability to incur debt

Our senior finance facility contains various restrictions and limitations that may affect our business and affairs. These include restrictions and limitations relating to our ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. Our senior finance facility also requires that we maintain certain financial ratios and comply with other financial covenants. Our failure to comply with any of these provisions, or to pay our obligations under our senior finance facility or other loan agreements, could result in foreclosure by the lenders of their security interests in certain of our assets and could otherwise have a material adverse effect.

Our continued liquidity depends on our ability to borrow against our notes receivable and inventory

In North America, we offer financing of up to 90% of the purchase price to purchasers of Vacation Interests. During the fiscal year ended September 30, 2005, approximately 14.6% of North American Vacation Interest revenue required no financing. Of the remaining 85.4%, we financed approximately 70.3% and the remaining 29.7% down payment was either paid for in cash or by applying existing equity from another Vacation Interest. However, we incur selling, marketing and administrative cash expenditures prior to and concurrent with the sale. Accordingly, our ability to borrow against the notes receivable we receive from our customers is a critical factor in our continued liquidity. As of September 30, 2005, our borrowings secured by mortgages and contracts receivable under our senior finance facility were $164.7 million and the borrowings secured by Vacation Interests were $32.7 million. If this facility was to terminate or expire and we were unable to replace it with a comparable facility, our liquidity and cash flow would be materially and adversely affected.

We may not be able to continue to access the securitization markets or otherwise raise additional capital in the future and our inability to do so could have an adverse effect on our business

In the past, we securitized a substantial portion of the mortgages and contracts receivable we generated by financing the purchase of Vacation Interests by our customers. On September 30, 2004 we completed a $151.7 million private offering and sale of vacation ownership receivable-backed notes collateralized by $171.4 million (including $17.0 million in aggregate principal of vacation ownership receivables sold during the ninety day period commencing September 30, 2004) in aggregate principal of vacation ownership receivables in an on-balance sheet securitization. However, there can be no assurance regarding our ability to continue to do so in the future. If we are unable to access the securitization markets in the future, we may be required to obtain additional debt or equity financing to finance our operations. We cannot ensure that this additional financing will be available or, if it is available, that it can be obtained on terms and conditions we will deem acceptable. Any additional financing derived from the sale of equity securities, including convertible debt securities, may result in significant dilution to our stockholders.

An active and liquid trading market for our common stock may not continue and our common stock price may experience volatility

Our common stock began trading on the Nasdaq National Market on January 5, 2004, but we cannot assure that an active trading market for our common stock will continue in the future. If an active and liquid trading market does not continue, our stock price may be adversely affected and investors may have difficulty in trading their shares. In addition, the market price of our common stock may be subject to significant fluctuations in response to numerous factors, including variations in our annual or quarterly financial results or those of our competitors, changes by financial analysts in their estimates, if any, of our future earnings, unfavorable publicity or conditions in the economy in general or in the travel, vacation ownership and leisure industries in particular. The stock market also has, from time to time, experienced significant price and volume fluctuations that have been unrelated to the operating performance of companies with publicly traded securities. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of our management’s attention and resources.

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

We do not anticipate paying any dividends in the foreseeable future

We do not anticipate paying any dividends on our common stock in the foreseeable future. In addition, covenants in certain debt instruments to which we are a party restrict our ability to pay dividends and make certain other payments. In particular, our senior finance facility prohibits the payment of dividends and limits our ability to make other distributions to stockholders. Certain institutional investors may only invest in dividend-paying equity securities or may operate under other restrictions that may prohibit or limit their ability to invest in our common stock.

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

Subtitle 8 of Maryland General Corporation Law provides that a Maryland corporation that is subject to the Securities Exchange Act of 1934 and that has at least three outside directors (who are not affiliated with any potential acquirer of the company) under certain circumstances may elect by resolution of its board of directors or by amendment of its charter or bylaws to be subject to statutory corporate governance provisions that may be inconsistent with the corporation’s charter and bylaws. Under these provisions, a board of directors may divide itself into three separate classes without the vote of stockholders so that only one-third of the directors are elected each year. Directors serving on a board of directors classified in this manner may not be removed from office without cause and the classified board arrangement may not be altered by amendment to the charter of the corporation.

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

Available Information

We file reports with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. The general public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This site is located at www.sec.gov.

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

ITEM 2. PROPERTIES

Our principal executive office is located in approximately 67,000 square feet of leased space in North Las Vegas, Nevada. This location also holds our consumer finance and property management operations as well as the majority of our North American administrative, marketing, legal, construction management, accounting, finance and support operations. Similar functions for Sunterra Europe, our European subsidiary, are housed in approximately 40,000 square feet of leased space in Lancaster, England. We also lease a number of smaller offices in Arizona, California, Florida, Virginia and Hawaii and have short-term lease agreements for multiple off-premises contact booths and sales centers at various locations.

As of September 30, 2005, the Company had a total of 59 Owned Resorts; 25 of which are located in the North American segment and 34 of which are located in the European segment:

Resort	A sales center is located on or near this resort	Sunterra manages the HOA for this resort	Location	Year Resort Acquired	Current Units	Units at Resort Potential Expansion	Total
North American Segment:
Cypress Pointe Resort	*		Orlando, Florida	1992	372	388	760
Plantation at Fall Creek	*	#	Branson, Missouri	1993	194	250	444
EVR Poipu Point	*	#	Kauai, Hawaii	1994	219	—	219
Royal Dunes at Port Royal			Hilton Head, South Carolina	1994	55	—	55
Flamingo Beach Resort	*	#	St. Maarten, N.A.	1995	206	48	254
EVR Grand Beach Resort	*	#	Orlando, Florida	1995	190	184	374
Royal Palm Beach Resort		#	St. Maarten, N.A.	1995	140	—	140
EVR Lake Tahoe	*		Lake Tahoe, California	1996	142	68	210
San Luis Bay Inn	*		Avila Beach, California	1996	130	—	130
Scottsdale Villa Mirage	*	#	Scottsdale, Arizona	1997	224	96	320
Ridge on Sedona Golf	*	#	Sedona, Arizona	1997	204	—	204
Sedona Springs			Sedona, Arizona	1997	40	—	40
Sedona Summit	*	#	Sedona, Arizona	1997	99	116	215
Villas at Poco Diablo			Sedona, Arizona	1997	33	—	33
Villas of Sedona			Sedona, Arizona	1997	40	—	40
Greensprings Plantation	*	#	Williamsburg, Virginia	1997	430	70	500
Powhatan Plantation		#	Williamsburg, Virginia	1997	428	72	500
EVR Ka’anapali Beach	*	#	Maui, Hawaii	1997	413	60	473
Bent Creek Golf Village	*	#	Gatlinburg, Tennessee	1997	84	370	454
Polynesian Isles		#	Orlando, Florida	1998	126	—	126
Ridge Pointe Resort			Stateline, Nevada	1998	26	—	26
Villas de Santa Fe		#	Santa Fe, New Mexico	1998	105	—	105
Daytona Beach Regency	*	#	Daytona, Florida	2003	81	6	87
Desert Paradise Resort	*	#	Las Vegas, Nevada	2003	152	—	152
Scottsdale Links Resort	*	#	Scottsdale, Arizona	2003	228	—	228

					4,361	1,728	6,089
European Segment:
Alpine Club	*	#	Schladming, Austria	1997	69	—	69
Club del Carmen	*	#	Lanzarote, Canary Islands	1997	65	—	65
Kenmore Club	*	#	Perthshire, Scotland	1997	58	—	58
Los Amigos Beach Club	*	#	Costa del Sol, Spain	1997	140	44	184
Pine Lake Resort	*	#	Lancashire, England	1997	125	—	125
Royal Oasis Club at Benal Beach		#	Costa del Sol, Spain	1997	103	—	103
Royal Oasis Club at La Quinta		#	Costa del Sol, Spain	1997	56	—	56
Royal Sunset Beach Club	*	#	Tenerife, Canary Islands	1997	126	—	126
Royal Tenerife Country Club		#	Tenerife, Canary Islands	1997	77	—	77
Sahara Sunset Club	*	#	Costa del Sol, Spain	1997	150	—	150
Sunset Bay Club		#	Tenerife, Canary Islands	1997	206	—	206
Sunset Harbor Club		#	Tenerife, Canary Islands	1997	124	—	124
White Sands Beach Club	*	#	Menorca, Balearic Islands	1997	77	—	77
White Sands Country Club		#	Menorca, Balearic Islands	1997	50	—	50
Woodford Bridge Country Club	*	#	North Devon, England	1997	103	—	103
Wynchnor Park Country Club	*	#	Stratfordshire, England	1997	44	—	44
Carlton Court		#	London, England	1998	20	—	20
Le Club Mougins	*	#	Mougins, France	1998	56	—	56
Le Manoir des Deux Amants	*	#	Connelles, France	1999	35	—	35
La Residence Normande		#	Connelles, France	1997	14	—	14
Santa Barbara Golf & Ocean Club	*	#	Tenerife, Canary Islands	1998	279	—	279
Sunset View Club		#	Tenerife, Canary Islands	1998	52	—	52
Vilar do Golf	*	#	Algarve, Portugal	1998	61	—	61
Alpen Club Schliersee	*	#	Schliersee, Germany	1999	52	—	52
Broome Park	*	#	Kent, England	1999	14	44	58
Palazzo Catalani	*	#	Rome, Italy	1999	20	—	20
Cala Blanca	*	#	Gran Canaria, Canary Islands	2002	93	—	93
Cala Del Mar	*	#	Majorca, Balearic Islands	2002	44	—	44
Garden Lago	*	#	Majorca, Balearic Islands	2002	81	—	81
Royal Regency	*	#	Paris-Vincennes, France	2002	48	—	48
Cromer Country Club	*	#	Norfolk, England	2004	85	—	85
Jardines del Sol	*	#	Lanzarote, Canary Islands	2004	46	—	46
Thurnham Hall	*	#	Lancaster, England	2004	50	—	50
Eden Bay Resort	*	#	St. Julians, Malta	2005	46	—	46

					2,669	88	2,757

Total					7,030	1,816	8,846

All of the units in our resorts are fully furnished and generally include telephones, televisions, VCRs and stereos, and all but the studio units feature full kitchens. Most of the units contain a washer, dryer and microwave, and many units also include a private deck.

There is a first priority lien on unsold Vacation Interests at Owned Resorts securing our senior finance facility.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we are subject to various legal claims and actions. In the opinion of management, taking into account the effect of the Plan of Reorganization and any reserves established for the Company’s contingent liabilities, any liability arising from or relating to these claims, or other claims under the Plan of Reorganization, should not materially and adversely affect us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization and Fresh-start Reporting” for a further description of the nature and results of our reorganization, and Note 15 to the accompanying consolidated financial statements for a general description of our commitments and contingencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2005, no matters were submitted to a vote of our security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

Nicholas J. Benson (age 44) has served as President and Chief Executive Officer of Sunterra Corporation since November 2001. Mr. Benson was the Chief Executive Officer of Sunterra Europe from January 2000 until assuming his current position. He served as the Chief Operating Officer of Sunterra Europe from June 1997 until January 2000. Prior to joining Sunterra Corporation, Mr. Benson was a solicitor with the London law firm Rowe & Maw, where he specialized in aviation and leisure industry law. Prior to joining Rowe & Maw, Mr. Benson served as a British Army officer for ten years.

Steven E. West (age 44) has served as Executive Vice President and Chief Financial Officer of Sunterra Corporation since June 2005. Mr. West was the Senior Vice President and Chief Financial Officer of Sunterra Corporation from September 2002 until assuming his current position. Prior to joining Sunterra Corporation, Mr. West was the Vice President of Finance for Coast Asset Management from 2000 to August 2002, where he was responsible for obtaining financing for a variety of business units as well as managing accounting and administrative operations and investor reporting for the company’s structured finance business and its municipal tax lien investment funds. From 1993 to 2000, Mr. West was the First Vice President of Corporate Finance for IndyMac Bank, Federal Savings Bank.

David Lucas (age 46) has served as Executive Vice President and Chief Marketing Officer of Sunterra Corporation since June 2005. Prior to joining Sunterra Corporation, Mr. Lucas was the President and CEO of Cruise411.com, a software developer and online cruise sales site operator, from March 2000 to June 2005. Before joining Cruise411.com, Mr. Lucas was employed by Polaroid Corporation for nine years, most recently as the Vice President of North American Marketing—Consumer Products division. Mr. Lucas began his career marketing consumer goods for Richardson-Vicks, Inc.

Andrew Gennuso (age 51) has served as Senior Vice President of Sunterra Corporation and President of Resort Marketing International, Inc. (a subsidiary of Sunterra Corporation) and Chief Executive Officer, Sunterra-USA division, since October 2002. From May 2001 until October 2002, Mr. Gennuso served as our Senior Vice President and Chief Operating Officer. Previously, Mr. Gennuso served as Sunterra Corporation’s Regional Vice President of sales and marketing for the Western/Pacific Region. Prior to joining Sunterra Corporation, Mr. Gennuso served as Vice President of sales and marketing for Hilton Grand Vacation Club in Las Vegas, Nevada from 1995 to 1997.

David R. Harris (age 43) has served as Managing Director of Sunterra Europe Group Holdings plc, our European subsidiary since February 2004. Prior to joining Sunterra Corporation, Mr. Harris was employed by MyTravel plc, a London Stock Exchange listed tour operator, where he had a number of positions, including managing director of their retail division and managing director of distribution from December 2000 to December 2003. Prior to December 2000, Mr. Harris was managing director of United Cinemas International (UK & Ireland) Ltd.

Frederick C. Bauman (age 53) has served as Vice President, General Counsel and Secretary of Sunterra Corporation since February 2003. Prior to joining Sunterra Corporation, Mr. Bauman was a partner specializing in securities and capital market transactions with Brown & Bain (now Perkins, Coie, Brown & Bain), a Phoenix-based law firm. Prior to joining Brown & Bain, Mr. Bauman was Vice President and Associate General Counsel with Finova Capital from May 1994 to March 2000.

Robert A. Krawczyk (age 43) has served as Vice President and Corporate Controller of Sunterra Corporation since August 2004 and was named the Chief Accounting Officer in May 2005. Prior to joining Sunterra Corporation, Mr. Krawczyk was employed by Deloitte & Touche LLP from 1995 to August 2004, most recently as a Senior Manager specializing in the timeshare industry. Prior to joining Deloitte & Touche LLP, Mr. Krawczyk was a commercial lender in the Corporate Finance Department at Barnett Bank.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the Nasdaq National Market on January 5, 2004 under the symbol “SNRR.” For the period from January 2, 2003 until January 2, 2004, our common stock was traded on the over-the-counter bulletin board system. The high and low closing prices for our common stock for each quarter during the 2005 fiscal year and the 2004 transition period are set forth below, as reported in the transaction reporting system.

Fiscal 2005	High	Low
Quarter Ended December 31, 2004	$14.04	$9.81
Quarter Ended March 31, 2005	$16.72	$12.95
Quarter Ended June 30, 2005	$16.70	$13.89
Quarter Ended September 30, 2005	$16.67	$12.11

Fiscal 2004	High	Low
Quarter Ended March 31, 2004	$14.82	$10.55
Quarter Ended June 30, 2004	$14.00	$10.05
Quarter Ended September 30, 2004	$12.43	$8.79

Holders

As of December 12, 2005, there were approximately 1,436 holders of record of our common stock. The number of beneficial owners may be substantially greater than the number of record holders, because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

Unregistered Sales of Equity Securities

The Company did not sell any of its equity securities during the quarter ended September 30, 2005 that were not registered under the U.S. Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities during the quarter ended September 30, 2005.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data of Sunterra for the fiscal year ended September 30, 2005 and comparable data for the 12 months ended September 30, 2004, the nine months ended September 30, 2004 and comparable data for the nine months ended September 30, 2003, as well as such data for the fiscal years 2003, 2002 and 2001, based on our previous fiscal year end of December 31. The selected financial data for the 12 months ended September 30, 2004 and the nine months ended September 30, 2003 is derived from unaudited consolidated financial statements. For purposes of this presentation, the fiscal year ended September 30, 2005 (Successor) has been compared to the 12 months ended September 30, 2004 (Successor), the nine months ended September 30, 2004 (Successor) has been compared to the nine months ended September 30, 2003 (Successor), and the year ended December 31, 2003 (Successor) has been compared to the combined results of operations for the seven months ended July 31, 2002 (Predecessor) and the five months ended December 31, 2002 (Successor) and to the year ended December 31, 2001 (Predecessor). You should read the following financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related Notes contained elsewhere in this report.

	Successor	Successor	Successor	Successor	Successor	Combined Successor and Predecessor	Predecessor
	Year Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(Amounts in thousands, except per share amounts)	2005	2004	2004	2003	2003	2002	2001
Statement of Operations Data:
Revenues:
Vacation Interest	$283,812	$257,228	$202,541	$158,278	$212,965	$183,467	$166,713
Resort rental	37,701	19,078	16,809	10,718	12,987	15,734	14,359
Management services	30,380	29,176	21,988	23,245	30,433	29,167	31,540
Interest	44,806	29,792	23,314	19,943	26,421	30,581	31,573
Other	27,231	28,612	22,448	17,943	24,107	23,913	29,117

Total revenues	423,930	363,886	287,100	230,127	306,913	282,862	273,302

Costs and Operating Expenses:
Vacation Interest cost of sales	44,228	51,100	40,347	29,711	40,464	36,967	34,275
Advertising, sales and marketing	164,695	147,903	117,636	87,402	117,669	109,486	98,954
Vacation Interest carrying cost	42,307	23,546	20,668	14,603	17,481	18,848	20,508
Provision for doubtful accounts and loan losses	12,316	8,482	7,180	4,336	5,638	7,310	18,745
Loan portfolio	6,269	6,896	4,465	7,621	10,052	12,835	10,417
General and administrative	83,901	75,079	57,444	53,696	71,331	75,624	73,264
Gain on sale of assets	(480)	(5,567)	(5,489)	(610)	(688)	(209)	—
Depreciation and amortization	10,049	9,662	6,518	8,405	11,549	12,971	18,515
Interest	25,092	24,052	16,272	18,529	26,309	19,036	20,477
Reorganization, net	—	45	—	(664)	(619)	(325,235)	50,350
Restructuring	1,967	266	—	1,008	1,274	6,099	—
Impairment of goodwill	55,030	91,586	—	—	91,586	—	—
Impairment of assets	—	897	—	1,400	2,297	—	—

Total costs and operating expenses	445,374	433,947	265,041	225,437	394,343	(26,268)	345,505

(Loss) income from operations	(21,444)	(70,061)	22,059	4,690	(87,430)	309,130	(72,203)
Income from investments in joint ventures	538	2,416	1,551	2,475	3,340	4,485	3,381

(Loss) income before provision for income taxes	(20,906)	(67,645)	23,610	7,165	(84,090)	313,615	(68,822)
Provision for income taxes	13,828	3,028	2,302	4,383	5,109	5,953	2,717

Net (loss) income	$(34,734)	$(70,673)	$21,308	$2,782	$(89,199)	$307,662	$(71,539)

Basic:
Net (loss) income per share	(1.74)	(3.53)	1.07	0.14	(4.46)
Weighted average number of shares	20,015	20,000	20,000	20,000	20,000

Diluted:
Net (loss) income per share	(1.74)	(3.53)	0.97	0.14	(4.46)
Weighted average number of shares	20,015	20,000	24,024	20,000	20,000

	As of September 30,		As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$14,698	$26,842	$21,305	$22,960	$27,207
Total assets	796,508	836,858	654,053	732,253	663,491
Borrowings under line of credit agreements	198,849	171,737	245,725	240,065	68,311
Notes payable	210,112	248,971	3,201	4,136	28,005
Total stockholders’ equity	195,555	226,306	203,578	284,326	(335,750)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with Item 6, “Selected Financial Data,” and our consolidated financial statements and related Notes in “Item 8. Financial Statements and Supplementary Data.” This discussion and analysis contains forward-looking statements. Please see “Forward Looking Statements” and “Risk Factors” for discussions of the uncertainties, risks and assumptions associated with these statements.

Effective October 1, 2004, we changed our fiscal year end for financial reporting purposes from a calendar year end to the 12-month period commencing October 1 and ending September 30. As a result of this change in fiscal year end, for purposes of discussion of results of operations, the following comparative periods are presented and discussed:

•	Fiscal year ended September 30, 2005 compared to 12 months ended September 30, 2004;

•	Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003; and

•	12 months ended September 30, 2004 compared to the fiscal year ended December 31, 2003.

All financial information presented in this discussion has been derived from our audited consolidated financial statements for the fiscal year ended September 30, 2005, the nine months ended September 30, 2004 and the fiscal year ended December 31, 2003 as well as our unaudited consolidated financial statements for the 12 months ended September 30, 2004 and the nine months ended September 30, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.

Overview

Sunterra Corporation, through its subsidiaries and Affiliated Resorts, is one of the largest companies in the vacation ownership industry, our single reportable operating segment. Through a network of 97 Owned or Affiliated Resorts located around the globe, our operations consist of:

•	acquiring, developing and operating vacation ownership resorts;

•	marketing and selling vacation ownership interests to the public at our resort locations and off-site sales centers by:

•	selling vacation points in Club Sunterra that may be redeemed for occupancy rights for varying lengths of stay at participating resort locations and for certain other travel products and services, which we refer to as “Vacation Points;” and

•	selling vacation ownership interests that entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity, which we refer to as “Vacation Intervals” and together with Vacation Points, “Vacation Interests;”

•	providing consumer financing to individual purchasers of Sunterra’s Vacation Interests;

•	providing collection services and resort rental, management and maintenance services for which we receive fees paid by the resorts’ homeowners associations; and

•	operating our membership and exchange program.

Reorganization and Fresh-start Reporting

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

Upon emergence from our Chapter 11 proceedings, effective July 31, 2002, we adopted the principles of fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), under which all assets and liabilities were restated to reflect their respective fair values.

References to “Predecessor” refer to Sunterra and its subsidiaries through July 31, 2002. References to “Successor” refer to Sunterra and its subsidiaries on or after August 1, 2002, after giving effect to the implementation of fresh-start reporting. Successor consolidated financial statements are not comparable to Predecessor consolidated financial statements.

Other Factors Affecting Comparability of Financial Information

We recorded a net loss of $89.2 million for the year ended December 31, 2003, including charges totaling $91.6 million for the impairment of goodwill and $2.3 million for the impairment of other assets. For the year ended September 30, 2005, we recorded a net loss of $34.7 million, including a charge totaling $55.0 million for the further impairment of goodwill.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the following accounting policies fall within the Securities and Exchange Commission’s definition of “critical accounting policies,” or involve a “critical accounting estimate” because they are particularly dependent upon estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, and changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We have reviewed our critical accounting policies with our audit committee.

Revenue Recognition

Vacation Interests

We follow the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. In accordance with SFAS No. 66, we recognize sales of Vacation Interests on an accrual basis after (i) a binding sales contract has been executed, (ii) a 10% minimum down payment has been received, (iii) the rescission period has expired, (iv) collectibility of the receivable representing the remainder of the sales price is reasonably assured and (v) we have completed substantially all of our obligations with respect to any development related to the real estate sold (i.e., construction is substantially complete and certain minimum project sales levels have been met). If all the criteria are met except that construction is not substantially complete, then revenues are recognized on the percentage of completion (cost to cost) basis. For sales that do not qualify for either accrual or percentage of completion accounting, all revenue is deferred using the deposit method.

Prior to March 2004, transactions involving Vacation Interests in certain Caribbean locations were legally structured as long-term lease arrangements for either 99 years or a term expiring in 2050. The Vacation Interests subject to such leases revert to us at the end of the lease terms. These transactions were accordingly accounted for as operating leases, with the sales value of the intervals recorded as deferred revenue at the date of execution of the transactions. Revenue deferred under these arrangements is being recognized on a straight-line basis over the term of the lease agreements. The direct marketing costs of the lease contracts were also deferred and are being amortized over the term of the leases concurrent with the related revenue. Beginning in April 2004, we market and sell Vacation Points at these Caribbean locations that are not required to be accounted for as operating leases.

Resort rental

We rent unsold Vacation Interests on a short-term basis, and additionally, will sell one-week leases and mini-vacations that allow prospective owners to sample a resort property. The related revenue is deferred until the vacation is used by the customer or the expiration date of the mini-vacation passes.

Management services

Property management fee revenues are accrued as earned in accordance with the management contracts. In addition, in our capacity as the homeowners association for certain Caribbean resorts, we collect maintenance fees from the lessees on these properties, which are accrued as earned and included in management services revenue.

Interest revenue

Interest earned on originated mortgages and contracts receivable is accrued as earned based on the contractual provisions of the mortgages and contracts. Interest accrual is suspended on mortgages and contracts receivable at the earliest of (i) a first payment default, (ii) the initiation of cancellation or foreclosure proceedings or (iii) when the customer’s account becomes 180 days delinquent. We also purchase pools of mortgages that are recorded at fair value, which represents the sum of the projected cash payments, discounted at a market rate of return for similar loans. The difference between the carrying amount of the loans and the projected cash flows is amortized to interest revenue over the life of the purchased pools of mortgages.

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

Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses

Mortgages and contracts receivable originated by us are recorded at amortized cost, including deferred loan and contract origination costs, less the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests are capitalized and amortized over the term of the related mortgages or contracts receivable as an adjustment to interest revenue using the effective interest method. We recorded a premium in fresh-start accounting on mortgages and contracts receivable of $10.3 million at July 31, 2002. This amount is being amortized over the life of the related mortgages and contract receivable portfolio as an adjustment to interest revenue, and had a balance of $3.0 million at September 30, 2005.

We purchase mortgage receivable pools both individually and as part of business combination transactions. These purchased mortgage receivable portfolios are accounted for separately as loan pools and typically are acquired at an amount less than the contractually required payments and the outstanding principal balance. The pools are recorded at fair value, which represents the sum of the projected cash payments, discounted at a market rate of return for similar loans. The difference between the carrying amount of the loans and the projected cash flows is amortized to interest revenue over the life of the loan pools.

The purchased loan pools are evaluated for impairment periodically to determine if the carrying amount of the pool is recoverable through discounted projected cash flows. The estimate of future cash payments is based on various assumptions, principally the expected default and prepayment rates. Significant changes to these assumptions could have a material impact on the fair value of the purchased loan pools. If the carrying amount of the loan pool is in excess of the discounted projected future cash flows, we will record a valuation allowance at that time. In the event that projected cash flows increase compared to original estimates, we will adjust the yield on the loan pool over the remaining life of the loan pool.

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

We charge off mortgages and contracts receivable upon the earliest of (i) a first payment default, (ii) the initiation of cancellation or foreclosure proceedings or (iii) when the customer’s account becomes 180 days delinquent. Vacation Interests recovered on defaulted mortgages receivable are recorded in unsold Vacation Interests, net, and as a reduction of loan charge-offs at the historical cost of Vacation Interests at the respective property. All collection and foreclosure costs are expensed as incurred.

Unsold Vacation Interests

Unsold Vacation Interests are valued at the lower of cost or fair value. Development costs include acquisition costs, both hard and soft construction costs and, together with real estate costs, are allocated to unsold Vacation Interests, net. Interest, real estate taxes and other carrying costs incurred during the construction period are capitalized and such costs incurred on completed Vacation Interest inventory are expensed. Costs are allocated to Vacation Interest cost of sales under the relative sales value method. Unsold Vacation Interests, net also includes the value of Vacation Interests collateralizing delinquent mortgages and contracts receivable that have been charged-off, but for which we do not yet hold title pending completion of the foreclosure process.

Goodwill and Intangible Assets

Upon emergence from our Chapter 11 proceedings, in accordance with SOP 90-7, we were required to adopt fresh-start accounting, under which all assets and liabilities were restated to reflect their fair value. The reorganization value in excess of identifiable assets identified in the adoption of fresh-start accounting upon emergence from bankruptcy in July 2002 was recorded as goodwill. In addition, the excess cost over fair value of net assets acquired in transactions completed during fiscal 2004 and 2005 was recorded as goodwill (see Note 5 to the consolidated financial statements).

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) requires that goodwill, along with other long-lived assets, be tested for impairment at least annually, or more frequently if circumstances exist to indicate potential impairment. In 2003, we elected to perform the required testing in the fourth quarter. In 2004, due to the change in the fiscal year end to September 30, we elected to continue using a date within the last quarter of our new fiscal year as our measurement date. In addition to the 2005 annual test performed during the last quarter of fiscal 2005, a decline in profitability in our European segment/reporting unit during the third quarter of fiscal year 2005 was deemed to be an indicator that a potential impairment existed and as such the European segment was tested for impairment at that time.

Under SFAS No. 142, the first step to test for impairment is the comparison of the fair value of the reporting unit with its carrying value (including goodwill). We identified our North American and European reporting units to be tested for impairment. Carrying value in excess of the fair value of a reporting unit is an indicator of possible impairment and requires the second step of the impairment test, which is to compare the implied fair value of the goodwill to its carrying value. Implied fair value is the amount of goodwill that would be recognized in a business combination, assuming such had taken place on the measurement date. Impairment exists to the extent the carrying value of goodwill exceeds its implied fair value.

During the quarter ended June 30, 2005, we utilized a market value approach in our estimate of the fair value of the European segment/reporting unit. The estimate indicated that an impairment might exist and the second step of the impairment test was performed. After comparing the implied fair value of the goodwill to its carrying value, we concluded an impairment of $55.0 million existed and as a result, a charge of $55.0 million was recorded in the quarter ended June 30, 2005. For the annual impairment test completed in 2003, 2004 and 2005, we utilized a discounted cash flow approach, as well as a market value approach, in our estimates of the fair value of the North American and European reporting units. After comparing the implied fair value of the goodwill to its carrying value, we concluded no impairment existed in the fiscal year ended September 30, 2005 or the nine months ended September 30, 2004, with the exception of the $55.0 million charge already recorded. In 2003, both methods determined that the carrying value of the North American segment/reporting unit exceeded its fair value and as a result a charge of $91.6 million was recorded in the quarter ended December 31, 2003.

The balance in Intangible Assets, net represents management contracts and the remaining unamortized cost relating to certain intellectual property. These balances are being amortized monthly over the life of the contract or the estimated useful life of the property.

Valuation Allowance on Net Deferred Tax Assets

We account for income taxes in accordance with the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets or liabilities are measured by applying enacted statutory tax rates applicable to the future years in which the deferred tax assets or liabilities are expected to be realized or settled. Net deferred tax assets are evaluated for expected future realization, which is dependent on our ability to generate such future taxable income sufficient to utilize these assets. A valuation allowance is recorded against net deferred tax assets to the extent they are estimated to be less than likely to be realized.

Revenue and Cost Relationships

The amounts and levels of certain cost items have varied direct and indirect relationships with certain balance sheet items and revenue components as discussed below:

Vacation Interest Cost of Sales. We develop or acquire Vacation Interests, the cost of which are recorded in unsold Vacation Interests. As these are sold to owner families, the allocated cost is expensed when the related revenue is recognized. In general, if the relative cost basis of the unsold Vacation Interests remains stable, Vacation Interest cost of sales will fluctuate with the level of Vacation Interest revenues.

Advertising, Sales and Marketing (“ASM”). ASM expenses represent the costs incurred by us to generate prospects, compensate sales professionals and vendors for completed sales transactions, and promote the Sunterra brand name. A portion of this amount relates solely to the process of incentivizing and motivating prospective owners to tour our resorts, with the goal of selling these prospects a Vacation Interest. These direct marketing expenditures vary with the level of tours. The primary compensation of most sales professionals are commissions paid on sales of Vacation Interests, and thereby, direct selling expenses fluctuate with the level of recognized Vacation Interest revenues.

Vacation Interest carrying cost. Vacation ownership resorts typically have a related homeowners’ association (“HOA”) that has been created to protect the interests of the owners. The HOA normally has responsibility for the long-term upkeep of the resort, as well as the day-to-day operating activities, including front desk operations, housekeeping, grounds maintenance and accounting. Each owner of a Vacation Interest at each resort is assessed a portion of the operating expenses of the HOA, often referred to as a “maintenance fee.” Like all owners, we are assessed annual maintenance fees by the various resort HOAs based upon the ownership of unsold Vacation Interests, which are recorded in Vacation Interest carrying cost. In addition, we are also assessed annual maintenance fees by the trust in which we own Vacation Points that in turn also has an obligation to the various resort HOAs based upon its ownership of Vacation Interests. This amount is also recorded in Vacation Interest carrying cost. With the exception of periods in which certain HOAs charge a special assessment, the level of Vacation Interest carrying cost will vary directly with the number of unsold Vacation Interests held by us.

Provision for Doubtful Accounts and Loan Losses. As noted above, at the time we recognize revenue from the sale of a Vacation Interest financed by us, we record a provision for loan and contract losses, based upon historical and projected losses among similar loans. We also record a provision for bad debt in our capacity as the HOA for certain St. Maarten resorts, based upon historical and projected losses. The overwhelming majority of the amounts charged to provision for doubtful accounts and loan losses is related to provisions related to mortgage loan and contract losses, and thereby will fluctuate with the level of Vacation Interest sales that are financed by us during that period.

Loan Portfolio. We service the mortgages and contracts that we originate and purchase, and incur expenses related to the origination, contracts, collections and servicing aspects of our business. These expenses include the payroll, administrative and occupancy costs of the finance operations as well as loan servicing fees paid to third parties where utilized, and varies directly with the level of mortgage loans and contracts that are serviced by us.

General and Administrative. General and administrative expenses include all of our general expenses, such as administrative and executive payroll, insurance, legal and professional fees, occupancy and other expenses. It is also composed of the costs of our property management business and operating costs of our Club Sunterra membership and exchange program, which will vary with the number of resort properties managed and the level of Club Sunterra members, respectively.

Results of Operations

Please refer to the information noted above in Item 6, Selected Financial Data. As a result of the change in fiscal year end, for purposes of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the following periods of operations are presented, discussed and compared:

•	fiscal year ended September 30, 2005 to the 12 months ended September 30, 2004;

•	the nine months ended September 30, 2004 to the nine months ended September 30, 2003; and

•	the 12 months ended September 30, 2004 to the fiscal year ended December 31, 2003.

We believe that comparing the periods as listed above provides the most meaningful analysis of our operating results and enhances a reader’s understanding of our financial condition, changes in financial condition and results of operations. The discussion covers the three year period covered by the financial statements presented in “Item 8. Financial Statements and Supplementary Data” and uses year-to-year comparisons where necessary to enhance a reader’s understanding, but does not compare audited period to audited period of unequal lengths due to the seasonality of our business discussed in “Item 1. Business—Seasonality.” Historically, our fiscal quarter ended September 30 has produced the strongest operating results because this period coincides with the typical summer seasonality of the vacation ownership industry and the greater number of families vacationing. Our fiscal quarter ended March 31 has historically produced the weakest operating results primarily due to the effects of reduced leisure travel. As a result of this seasonality, comparing periods that are not of the same length, or that do not have approximately the same starting and ending point, does not provide any meaningful analysis, in the opinion of management. The following table sets forth additional operating information for the years ended September 30, 2005 and 2004 as well as December 31, 2003 and the nine months ended September 30, 2004 and 2003:

	Year Ended September 30,		Year Ended December 31,	Nine Months Ended September 30,
	2005	2004	2003	2004	2003
As a percentage of total revenues:
Vacation Interest	66.9%	70.7%	69.4%	70.5%	68.8%
Resort rental	8.9	5.2	4.2	5.9	4.6
Management services	7.2	8.0	9.9	7.7	10.1
Interest	10.6	8.2	8.6	8.1	8.7
Other	6.4	7.9	7.9	7.8	7.8

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%

As a percentage of Vacation Interest revenues:
Vacation Interest cost of sales	15.6%	19.9%	19.0%	19.9%	18.8%
Advertising, sales and marketing	58.0	57.5	55.3	58.1	55.2
Vacation Interest carrying cost	14.9	9.2	8.2	10.2	9.2
Provision for doubtful accounts and loan losses	4.3	3.3	2.6	3.5	2.7

As a percentage of total revenues:
General and administrative	19.8%	20.6%	23.2%	20.0%	23.3%
Gain on sales of assets	(0.1)	(1.5)	(0.2)	(1.9)	(0.3)
Loan portfolio	1.5	1.9	3.3	1.6	3.3
Depreciation and amortization	2.4	2.7	3.8	2.3	3.7
Interest	5.9	6.6	8.6	5.7	8.1
Reorganization, net	—	—	(0.2)	—	(0.3)
Restructuring	0.5	0.1	0.4	—	0.4
Impairment of goodwill	13.0	25.2	29.7	—	—
Impairment of assets	—	0.2	0.7	—	0.6
Total costs and operating expenses	105.1	119.3	128.5	92.3	98.0

Comparison of the Fiscal Year Ended September 30, 2005 to the 12 Months Ended September 30, 2004:

	North American		European
	2005	2004	2005	2004
	(Amounts in thousands)
Revenues:
Vacation Interest	$210,154	$169,359	$73,658	$87,869
Resort rental	35,939	17,463	1,762	1,615
Management services	20,427	18,630	9,953	10,546
Interest	42,179	27,369	2,627	2,423
Other	22,129	20,411	5,102	8,201

Total revenues	330,828	253,232	93,102	110,654

Costs and Operating Expenses:
Vacation Interest cost of sales	34,633	38,468	9,595	12,632
Advertising, sales and marketing	113,254	95,833	51,441	52,070
Vacation Interest carrying cost	35,370	19,401	6,937	4,145
Provision for doubtful accounts and loan losses	11,580	7,651	736	831
Loan portfolio	6,157	6,699	112	197
General and administrative	65,920	52,339	17,981	22,740
Gain on sales of assets	(282)	(5,567)	(198)	—
Depreciation and amortization	5,888	5,614	4,161	4,048
Interest	21,409	22,357	3,683	1,695
Reorganization, net	—	45	—	—
Restructuring	—	266	1,967	—
Impairment of goodwill	—	91,586	55,030	—
Impairment of assets	—	897	—	—

Total costs and operating expenses	293,929	335,589	151,445	98,358

Income (loss) from operations	36,899	(82,357)	(58,343)	12,296
Income from investments in joint ventures	538	2,416	—	—

Income (loss) before provision (benefit) for income taxes	37,437	(79,941)	(58,343)	12,296
Provision (benefit) for income taxes	14,796	116	(968)	2,912

Net income (loss)	$22,641	$(80,057)	$(57,375)	$9,384

We recorded total revenues of $423.9 million for the year ended September 30, 2005, compared to $363.9 million for the 12 months ended September 30, 2004, an increase of $60.0 million, or 16.5%. This increase was driven by our North American operations where total revenues increased $77.6 million, or 30.6%, to $330.8 million in 2005, compared to $253.2 million for the prior year, while total revenues from European operations decreased 15.9%, or $17.6 million, to $93.1 million for the year ended September 30, 2005 from $110.7 million for the prior year. Excluding the effects of favorable foreign exchange rates, total revenues from our European operations for the year ended September 30, 2005 decreased $20.4 million, or 18.5%, when compared to the prior year.

Consolidated Vacation Interest revenues were $283.8 million for the year ended September 30, 2005, representing an increase of $26.6 million, or 10.3%, compared to $257.2 million for the 12 months ended September 30, 2004, driven by a $40.8 million, or 24.1%, increase in North American Vacation Interest revenues to $210.2 million, compared to the 12 months ended September 30, 2004 total of $169.4 million. Our North American improvements are the result of the completion of the integration of the Ka’anapali resort and Epic Resorts Group locations during 2004 and the Poipu resort in August 2005 as well as the increase of revenues at existing locations, offset by a decrease in revenue at now closed Sunterra Pacific locations. Exclusive of $2.3 million of favorable foreign exchange rate movements, our European Vacation Interest revenues fell from $87.9 million for the 12 months ended September 30, 2004 to $71.4 million for the year ended September 30, 2005, a decrease of 18.8%. The decrease is the result of lower tour conversion efficiency.

Resort rental revenue increased 97.6% to $37.7 million for the year ended September 30, 2005, compared to $19.1 million for the 12 months ended September 30, 2004, primarily as a result of the increased available space related to the acquisitions of the Ka’anapali resort in July 2004 and the Poipu resort in August 2005, and the recovery of Vacation Interests underlying defaulted receivables in purchased mortgage pools as well as increased utilization of available space for external rental and internal marketing purposes (‘mini-vacation’ packages designed to give potential customers a sample of the vacations they could enjoy if the Vacation Interest is purchased), offset by ongoing sales of Vacation Interests, which reduces the number of Vacation Interests available for rental.

Management services revenues of $30.4 million for the year ended September 30, 2005 increased by $1.2 million, or 4.1%, compared to $29.2 million for the 12 months ended September 30, 2004. The overall increase was primarily due to a $1.8 million, or 9.6%, increase in North American management services revenues to $20.4 million for the year ended September 30, 2005, compared to $18.6 million for the 12 months ended September 30, 2004. This increase is primarily due to the management fees charged to the trusts holding vacation property real estate out of which we will convey Vacation Points to our customers. European management services revenues of $10.0 million for the year ended September 30, 2005 decreased by $0.6 million, or 5.6%, compared to $10.6 million for the 12 months ended September 30, 2004.

Interest revenues, the majority of which are generated from financing provided to purchasers and lessees of Vacation Interests in the United States and the Caribbean and the interest earned on purchased mortgage pools, increased to $44.8 million for the year ended September 30, 2005, compared to $29.8 million for the 12 months ended September 30, 2004. The increase is due to an increase in the average originated mortgage balance from September 30, 2004 to September 30, 2005 as a result of increased Vacation Interest revenue as well as the acquisition of several loan pools during the 12 month period ended September 30, 2004 and the fiscal year ended September 30, 2005. The acquisitions in the 12 month period ended September 30, 2004 included the acquisition of a portfolio of mortgages backed by Vacation Interests at former Epic Resorts Group locations in March 2004 and the mortgage pool obtained in the purchase of Ka’anapali resort in July 2004. In fiscal 2005, we acquired five separate loan pools, for a combined fair value of $67.6 million, which included (i) the purchase from Barton Capital Corporation of their rights to a loan portfolio held by Blue Bison Funding Corporation in December 2004, (ii) the acquisition of two loan portfolios in the second quarter of fiscal 2005 held by qualified special-purpose entities created to hold a loan portfolio and issue collateralized debt to third-party investors through the exercise of the “clean up” call provisions contained in the notes issued by the qualified special-purpose entities that allows the notes to be called and mortgages and contracts receivable to be transferred back to us when the remaining principal value of the notes reaches 10% of the original principal value, (iii) the mortgage pool obtained in the purchase of the Poipu resort in August 2005 and (iv) the purchase of a portfolio of mortgages backed by Vacation Interests at former Epic Resorts Group locations, acquired from the beneficial note holders of Epic Receivables 1999, LLC, a qualified special-purpose entity, in August 2005.

Other revenues, which include Club Sunterra fees, travel services revenue, and finance commissions earned by our European subsidiaries, decreased by $1.4 million, or 4.8%, to $27.2 million for the year ended September 30, 2005, from $28.6 million for the 12 months ended September 30, 2004. This decrease is concentrated in our European operations and is primarily the result of lower financing commissions, which is partially offset by an increase in Club Sunterra fees due to an increase in both membership and the annual fees charged to members in the North American operations.

Consolidated Vacation Interest cost of sales of $44.2 million for the year ended September 30, 2005 decreased $6.9 million, or 13.4%, from $51.1 million for the 12 months ended September 30, 2004, despite an increase in Vacation Interest revenue. On a geographic segment basis, North American Vacation Interest cost of sales decreased by $3.9 million, from $38.5 million to $34.6 million, and Vacation Interest cost of sales for our European operations decreased to $9.6 million, down $3.0 million from $12.6 million in 2004. Our overall cost-off rates (defined as Vacation Interest cost of sales as a percentage of Vacation Interest revenues) for the years ended September 30, 2005 and 2004 were 15.6% and 19.9%, respectively. The cost-off rate for our North American operations decreased from 22.7% in the 12 months ended September 30, 2004, to 16.5% in the current year. This is attributable to newly acquired properties and inventory recoveries where the inventory has a relatively lower cost than the other Vacation Interests owned by us and the effect that adding such lower cost inventory has to the trust from which we sell our Vacation Points. As a percentage of European Vacation Interest revenues for the years ended September 30, 2005 and 2004, European Vacation Interest cost of sales was 13.0% and 14.4%, respectively. Our European operations improved their cost-off rate as a result of lower cost inventory acquisitions and recoveries.

For the year ended September 30, 2005, consolidated advertising, sales and marketing costs were $164.7 million compared to $147.9 million for the 12 months ended September 30, 2004, an 11.4% increase on 10.3% higher Vacation Interest volume. As a percentage of Vacation Interest revenues, these costs increased to 58.0% in 2005 compared to 57.5% in the prior year. This increase was driven by our European operations, which experienced an increase in this ratio from 59.3% in 2004 to 69.8% for the year ended September 30, 2005. The unfavorable variance in our European operations is attributable to additional marketing efforts employed to improve tour flow as a result of a challenging European market. Our North American operation’s advertising, sales and marketing costs as a percentage of Vacation Interest revenues were 53.9% and 56.6% for the years ended September 30, 2005 and 2004, respectively, as a result of improved conversion efficiencies.

Vacation Interest carrying cost, which consists of annual maintenance fee, reserve and special assessments on unsold Vacation Interests, as well as the cost associated with maintaining un-annexed units (owned units not declared or registered as part of the timeshare program) increased 79.7%, or $18.8 million, to $42.3 million for the year ended September 30, 2005 from $23.5 million for the 12 months ended September 30, 2004. The increase was primarily due to Vacation Interests acquired as a result of the purchase of the remaining outstanding partnership interests in Ka’anapali and Poipu, the Vacation Interests recovered upon the foreclosure on the collateral securing certain mortgage loans acquired in the various loan portfolio acquisitions, and the Vacation Interests and the right to use Vacation Interests acquired as a result of the agreements with various HOAs to purchase current year delinquent maintenance fee receivables from them at par value, offset by ongoing sales of Vacation Interests and the continued conversion to the trust-based product. As a percentage of resort rental revenues, Vacation Interest carrying cost was 112.2% for the year ended September 30, 2005 compared to 123.4% for the 12 months ended September 30, 2004. This decrease is a result of improved utilization of available space for external rental and internal marketing purposes.

The provision for doubtful accounts and loan losses was $12.3 million for the year ended September 30, 2005, compared to $8.5 million for the 12 months ended September 30, 2004. Of these amounts, $12.2 million and $8.6 million for 2005 and 2004, respectively, related to mortgages and contracts receivable. The balance of the provision for doubtful accounts of $0.1 million and $(0.1) million for the years ended September 30, 2005 and 2004, respectively, represent adjustments to provisions for estimated uncollectible amounts due from homeowner associations, assessments to owners for maintenance fees at certain Caribbean resorts and for other receivables. The increase in the provision for doubtful accounts and loan losses related to mortgages and contracts receivable is attributed to the higher levels of Vacation Interest revenues, as the provision is recorded as a percentage of each financed sale, as well as an increase in such percentage of each financed sale.

Loan portfolio expenses decreased 9.1% to $6.3 million for the year ended September 30, 2005, from $6.9 million in the prior year. The decrease is attributable to process improvement and restructuring initiatives implemented in late 2003, including standardizing and centralizing underwriting procedures, processes and loss mitigation. We have also brought in certain servicing processes formerly outsourced. This was partially offset by an increase in the number of loans serviced due to the acquisition in March 2004 of a portfolio of mortgages backed by Vacation Interests at former Epic Resorts Group locations, the mortgage pool obtained in the purchase of the Ka’anapali resort in July 2004 and the Poipu resort in August 2005, the purchase from Barton Capital Corporation of their rights to a loan portfolio held by Blue Bison Funding Corporation, the acquisition of two loan portfolios held by qualified special-purpose entities created to hold a loan portfolio and issue collateralized debt to third-party investors through the exercise of the “clean-up” call provisions contained in the notes issued by the qualified special-purpose entities that allows the notes to be called and mortgages and contracts receivable to be transferred back to us when the remaining principal value of the notes reaches 10% of the original principal value and the purchase of a portfolio of mortgages backed by Vacation Interests at former Epic Resorts Group locations, acquired from the beneficial note holders of the Epic Receivables 1999, LLC, a qualified special-purpose entity, in August 2005.

General and administrative expenses of $83.9 million for the year ended September 30, 2005 increased by $8.8 million, or 11.8%, compared to $75.1 million for the 12 months ended September 30, 2004. As a percentage of total revenues, general and administrative expenses improved to 19.8% for 2005 from 20.6% in 2004. The increase in general and administrative expenses, which related to salary increases, increased professional fees, primarily related to our compliance with the Sarbanes-Oxley Act of 2002, and insurance expenses, was offset by the closure of certain Sunterra Pacific operations in December of 2003. During the year ended September 30, 2005, we reevaluated the need for certain reserves for our contingent liabilities established in conjunction with the Plan of Reorganization and reduced such reserves by $2.7 million. This reduction was partially offset by a $2.5 million expense recorded during the quarter ended September 30, 2005 in connection with certain litigation. This accrual became necessary due to our latest assessment of the progress of various legal cases.

Gain on sales of assets decreased to a gain of $0.5 million for the year ended September 30, 2005 from a gain of $5.6 million during the same period in 2004. The $0.5 million gain for 2005 represents a gain on the sale of certain non-core inventory recovered by us upon the default of certain mortgage loans and a gain on the sale of an office building in Sedona, Arizona that previously housed administrative personnel now located in a rented facility, offset by a loss on the sale of certain non-core inventory. The $5.6 million gain for the 12 months ended September 30, 2004 represents a gain on the sale of the Island Links Resort, a gain on the sale of certain assets of Sunterra Pacific, the recognition of deferred revenues in conjunction with the sale of such assets of Sunterra Pacific, a gain on the extinguishment of certain fulfillment obligations and a gain recorded as a result of the sale of a note receivable that was previously written off.

Depreciation and amortization expense increased 4.0%, or $0.3 million, to $10.0 million for the year ended September 30, 2005, from $9.7 million for the same period in 2004. The increase is attributable to the acquisition of a large number of North American and European assets, partially offset by a large number of North American assets reaching full depreciation.

Interest expense for the year ended September 30, 2005 was $25.1 million, compared to $24.1 million for the 12 months ended September 30, 2004. The increase was primarily due to higher average borrowings in 2005, offset by reduced borrowing costs, reduced amortization of debt issuance costs, the renegotiation of certain borrowing terms in February 2004 and July 2005, and the favorable interest rate on the 3 3/4% Senior Subordinated Convertible Notes due 2024.

Reorganization costs, net were $0.01 million in the 12 months ended September 30, 2004 and represent the fee paid to the bankruptcy trustee. No such amounts were incurred during the year ended September 30, 2005.

Restructuring costs were $2.0 million in the year ended September 30, 2005 and related to the restructuring of our European operations, including a consolidation of United Kingdom telemarketing operations and reductions of management and headcount levels in several areas. Restructuring costs were $0.3 million for the 12 months ended September 30, 2004, and primarily related to the rollout of our global points-based program.

Impairment of goodwill totaled $55.0 million for the year ended September 30, 2005. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. SFAS No. 142 requires that goodwill, along with other long-lived assets, be tested for impairment at least annually, or more frequently if circumstances exist to indicate potential impairment. Although our policy is to perform the required testing during our last fiscal quarter, a decline in profitability in the European segment/reporting unit during the third quarter of fiscal year 2005 was deemed to be an indicator that a potential impairment existed and, as such, the European segment was tested for impairment at that time. Under SFAS No. 142, the first step to test for impairment is the comparison of the fair value of the reporting unit with its carrying value (including goodwill). Carrying value in excess of the fair value of a reporting unit is an indicator of possible impairment and requires the second step of the impairment test, which is to compare the implied fair value of the goodwill to its carrying value. Implied fair value is the amount of goodwill that would be recognized in a business combination, assuming such had taken place on the measurement date. Impairment exists to the extent the carrying value of goodwill exceeds its implied fair value. We utilized a market value approach in our estimate of the fair value of the European segment/reporting unit. The estimate indicated that an impairment might exist and the second step of the impairment test was performed. After comparing the implied fair value of the goodwill to its carrying value, we concluded an impairment of $55.0 million existed and as a result, a charge of $55.0 million was recorded in the year ended September 30, 2005. Impairment of assets totaled $92.5 million for the 12 months ended September 30, 2004. These charges included $91.6 million for the impairment of the North American segment’s goodwill during the quarter ended December 31, 2003 as a result of performing the annual impairment test under SFAS No. 142, and $0.9 million relating to unsold Vacation Interests relating to a resort disposed of in 2003.

Income from investments in joint ventures decreased 77.7% to $0.5 million for the year ended September 30, 2005 compared to $2.4 million for the 12 months ended September 30, 2004. In July 2004, we purchased the remaining outstanding 77% partnership interest in Ka’anapali, resulting in the full consolidation of its operating results beginning at that time. In August 2005, we purchased the remaining outstanding 70% partnership interest in Poipu, resulting in the full consolidation of its operating results beginning at that time.

The provision for income taxes for the year ended September 30, 2005 was $13.8 million, compared to $3.0 million for the 12 months ended September 30, 2004. The increase in income tax expense related to our North American operations, which reported a tax provision for the year ended September 30, 2005, in contrast with the 12 months ended September 30, 2004, when the tax basis operating income of the North American operations was offset by operating losses from periods subsequent to the fresh-start date, July 29, 2002. Since such operating losses were generated after the fresh-start date, the reduction of the reserves recorded against the deferred tax assets associated with the operating losses was credited to the provision for income taxes. This resulted in a net provision for income taxes of virtually zero. For the year ended September 30, 2005, the tax basis operating income of the North American operations was offset by operating losses from periods prior to the fresh-start date. As such, the reduction of the reserves recorded against the deferred tax assets associated with the operating losses was credited to goodwill or additional paid-in capital. In addition, no tax benefit was recorded during the year ended September 30, 2005 in conjunction with the European segment goodwill impairment charge of $55.0 million.

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003:

	North American		European
	2004	2003	2004	2003
	(Amounts in thousands)
Revenues:
Vacation Interest	$134,363	$92,971	$68,178	$65,307
Resort rental	15,618	9,517	1,191	1,201
Management services	13,607	17,384	8,381	5,861
Interest	21,285	18,102	2,029	1,841
Other	16,108	11,689	6,340	6,254

Total revenues	200,981	149,663	86,119	80,464

Costs and Operating Expenses:
Vacation Interest cost of sales	31,082	19,315	9,265	10,396
Advertising, sales and marketing	76,546	52,846	41,090	34,556
Vacation Interest carrying cost	17,038	10,899	3,630	3,704
Provision for doubtful accounts and loan losses	6,440	3,745	740	591
Loan portfolio	4,374	7,662	91	(41)
General and administrative	39,371	40,693	18,073	13,003
Gain on sales of assets	(5,489)	(610)	—	—
Depreciation and amortization	3,629	5,893	2,889	2,512
Interest	14,223	18,153	2,049	376
Reorganization, net	—	(664)	—	—
Restructuring	—	1,008	—	—
Impairment of assets	—	1,400	—	—

Total costs and operating expenses	187,214	160,340	77,827	65,097

Income (loss) from operations	13,767	(10,677)	8,292	15,367
Income from investments in joint ventures	1,551	2,475	—	—

Income (loss) before provision (benefit) for income taxes	15,318	(8,202)	8,292	15,367
Provision (benefit) for income taxes	25	(41)	2,277	4,424

Net income (loss)	$15,293	$(8,161)	$6,015	$10,943

We recorded total revenues of $287.1 million for the nine months ended September 30, 2004, compared to $230.1 million for the nine months ended September 30, 2003, an increase of $57.0 million, or 24.8%. This increase was driven primarily from our North American operations where total revenues increased $51.3 million, or 34.3%, to $201.0 million in 2004, compared to $149.7 million for the prior year, while total revenues from European operations increased 7.0%, or $5.6 million, to $86.1 million for the nine months ended September 30, 2004 from $80.5 million for the prior year. Excluding the effects of favorable foreign exchange rates, total revenues from our European operations decreased $4.3 million, or 5.3%, when compared to the prior year.

Consolidated Vacation Interest revenues were $202.5 million for the nine months ended September 30, 2004, representing an increase of $44.2 million, or 28.0%, compared to $158.3 million for the nine months ended September 30, 2003, driven by a $41.4 million, or 44.5%, increase in North American Vacation Interest revenues to $134.4 million, compared to the prior year total of $93.0 million. Our North American improvements are the result of additional sales centers, revitalized marketing collateral and tools, extensive professional sales training at some of our larger sites, the rollout of standardized sales presentations and a stable management team, as well as the continuing maturity of the vacation ownership industry and improved awareness and understanding by the purchasing public. Exclusive of $7.9 million of favorable foreign exchange rate movements, our European Vacation Interest revenues fell from $65.3 million for the nine months ended September 30, 2003 to $60.3 million for the nine months ended September 30, 2004, a decrease of 7.6%. The decrease is the result of lower tour flow, partially offset by revenues resulting from the Thurnham Leisure Group acquisition.

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

Management services revenues of $22.0 million for the nine months ended September 30, 2004 decreased by $1.2 million, or 5.4%, compared to $23.2 million for the nine months ended September 30, 2003. The overall decrease was driven by a $3.8 million, or 21.7%, decrease in North American management services revenues to $13.6 million for the nine months ended September 30, 2004 compared to $17.4 million for the nine months ended September 30, 2003. This decrease is directly linked to the loss of the management contract associated with the Vacation Timeshare Owners Association (“VTSOA”) sponsored program, which governs Vacation Intervals at approximately 20 resorts and the third quarter 2003 sale of management agreements on three Affiliated Resorts in Florida. These decreases were offset in part by management contracts for three of the Epic Resorts Group properties acquired in the fourth quarter of 2003. European management services revenues of $8.4 million for the nine months ended September 30, 2004 increased by $2.5 million, or 43.0%, compared to $5.9 million for the nine months ended September 30, 2003, as a result of acquisitions and $1.0 million due to favorable exchange rate movements.

Interest revenues, the majority of which are generated from financing provided to purchasers and lessees of Vacation Interests in the United States and the Caribbean, increased to $23.3 million for the nine months ended September 30, 2004, compared to $19.9 million for the nine months ended September 30, 2003, primarily due to the acquisition in March 2004 of a $44 million portfolio of performing mortgages backed by Vacation Interests at former Epic Resorts Group locations, offset by prepayments of existing mortgages. As a result of the higher prepayments, the period ended September 30, 2004 included an additional $1.1 million amortization of the premium recorded as part of the fresh-start adjustments.

Other revenues, which include Club Sunterra fees, travel services revenue and finance commissions earned by our European subsidiaries, increased by $4.5 million, or 25.1%, to $22.4 million for the nine months ended September 30, 2004 from $17.9 million for the same period in the prior year. This increase is concentrated in our North American operations and is primarily the result of a $2.6 million gain recorded due to the improved performance and information on certain off-balance sheet securitized obligations as well as increased Club Sunterra fees earned as a result of the growth of the Club Sunterra product.

Consolidated Vacation Interest cost of sales of $40.3 million for the nine months ended September 30, 2004 increased $10.6 million, or 35.8%, from $29.7 million for the nine months ended September 30, 2003, on 28.0% higher Vacation Interest volume. On a geographic segment basis, North American Vacation Interest cost of sales increased by $11.8 million, from $19.3 million to $31.1 million, and Vacation Interest cost of sales for our European operations decreased to $9.3 million, down $1.1 million from $10.4 million in 2003. Our overall cost-off rates (defined as Vacation Interest cost of sales as a percentage of Vacation Interest revenues) for the nine months ended September 30, 2004 and 2003, were 19.9% and 18.8%, respectively. The 5.9% increase in this ratio relates to the larger portion of consolidated Vacation Interest revenues represented by our North American business, from 58.7% in 2003 to 66.3% of consolidated Vacation Interest revenues in 2004. The cost-off rate for our North American operations increased from 20.8% in the nine months ended September 30, 2003 to 23.1% in the current year. This is attributable to selling a higher proportion of Vacation Interests in newly constructed phases at existing properties. The North American increase was partially offset by a 10.9% decrease in gross Vacation Interest cost of sales for our European operations. As a percentage of European Vacation Interest revenues for the nine months ended September 30, 2004 and 2003, European Vacation Interest cost of sales was 13.6% and 15.9%, respectively. Our European operations improved their cost-off rate as a result of lower cost inventory acquisitions and recoveries.

For the nine months ended September 30, 2004, consolidated advertising, sales and marketing costs were $117.6 million compared to $87.4 million for the nine months ended September 30, 2003, a 34.6% increase on 28.0% higher Vacation Interest volume. As a percentage of Vacation Interest revenues, these costs increased to 58.1% in 2004 compared to 55.2% in the prior year. This increase was driven by our European operations, which experienced an increase in this ratio from 52.9% to 60.3% for the nine months ended September 30, 2004. The unfavorable variance at our European operations is attributable to additional marketing efforts employed to improve tour flow as a result of a difficult European market. Our North American operation’s advertising, sales and marketing costs as a percentage of Vacation Interest revenues were 57.0% and 56.8% for the nine months ended September 30, 2004 and 2003, respectively.

Vacation Interest carrying cost, which consists of annual maintenance fees, reserve and special assessments on unsold Vacation Interests, as well as the cost associated with maintaining un-annexed units (owned units not declared or registered as part of the timeshare program) increased 41.5%, or $6.1 million, to $20.7 million for the nine months ended September 30, 2004 from $14.6 million for the nine months ended September 30, 2003. The increase was primarily the result of the increased Vacation Interests as a result of the purchase of the remaining outstanding partnership interests in Ka’anapali, additional North American Vacation Interest carrying cost due to Vacation Interests acquired through the Epic Resorts Group acquisition offset by ongoing sales of Vacation Interests. As a percentage of resort rental revenues, Vacation Interest carrying cost was 123.0% for the nine months ended September 30, 2004 compared to 136.2% for the nine months ended September 30, 2003. This decrease is the result of improved utilization of available space.

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

Loan portfolio expenses decreased 41.4% to $4.5 million for the nine months ended September 30, 2004 from $7.6 million in the prior year. The decrease is attributable to process improvement and restructuring initiatives implemented in late 2003, including refining underwriting procedures, processes and loss mitigation. We have also brought in certain servicing processes formerly outsourced.

General and administrative expenses increased $3.7 million to $57.4 million for the nine months ended September 30, 2004 as compared to $53.7 million for the nine months ended September 30, 2003. As a percentage of total revenues, general and administrative expenses improved to 20.0% in 2004 from 23.3% in 2003. The improvement as a percentage of total revenues during the nine months ended September 30, 2004 is partially due to a $1.0 million benefit recorded as a result of a tax settlement with the State of Hawaii during the second quarter of 2004. We had accrued $3.5 million for outstanding tax liabilities payable to the State of Hawaii for general excise taxes due in arrears. Shortly after June 30, 2004, we accepted the State of Hawaii’s counter-offer to settle the entire tax liability for a lump sum payment of $2.5 million. Additionally, we settled a payroll tax matter in another jurisdiction that resulted in $0.5 million benefit recorded. Lastly, we reduced general and administrative expenses due to the closure of certain Sunterra Pacific operations in December of 2003, and an overall reduction in payroll and office related expenses as a result of back office restructuring initiatives. These reductions were partially offset by a $0.5 million expense recorded during the second quarter of 2004 in connection with certain litigation. This accrual became necessary during the second quarter of 2004 due to our latest assessment of the progress of the case and related settlement discussions.

Gain on sales of assets increased to $5.5 million for the nine months ended September 30, 2004 from $0.6 million during the same period in 2003. The $5.5 million gain for 2004 represents a gain on the sale of the Island Links Resort, a gain on the sale of certain assets of Sunterra Pacific to VTSOA and a gain on the extinguishment of certain fulfillment obligations, the recognition of deferred revenue in conjunction with the sale of such assets of Sunterra Pacific to VTSOA and a gain recorded as a result of the sale of a note receivable that was previously written off.

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

There were no reorganization costs, net, in the nine months ended September 30, 2004, as we completed most of our reorganization activities by the end of 2002. For the nine months ended September 30, 2003, reorganization costs were a benefit of $0.7 million, relating primarily to a $0.6 million gain on settlement of certain bankruptcy-related litigation in the third quarter of 2003.

There were no restructuring costs in the nine months ended September 30, 2004, as the components of our restructuring were complete by the end of 2003. Restructuring costs were $1.0 million for the nine months ended September 30, 2003 and primarily related to the rollout of our global points-based program.

Impairment of assets totaled $1.4 million for the nine months ended September 30, 2003. These charges related to our write down of the carrying value of the building that was our former headquarters in Orlando in conjunction with a pending sale. Additionally, we completed our development of our enterprise software (known as ATLAS), and as such, the former software utilized by us was deemed to have little or no continuing value and was written off in the third quarter of 2003. There were no charges for impairment of assets in 2004.

Income from investments in joint ventures decreased 37.3% to $1.6 million for the nine months ended September 30, 2004, compared to $2.5 million for the nine months ended September 30, 2003. In July 2004, we purchased the remaining outstanding 77% partnership interest in Ka’anapali, and in conjunction with this acquisition, all unamortized debt issuance costs of the joint venture were expensed in the third quarter of 2004.

Our provision for income taxes for the nine months ended September 30, 2004 was $2.3 million, compared to $4.4 million for the nine months ended September 30, 2003. The reduction in income tax expense related to our European operations, which recorded much less taxable income for the nine months ended September 30, 2004 versus the nine months ended September 30, 2003. The tax basis operating income of the North American operations was offset by operating losses for prior years.

Comparison of the 12 Months Ended September 30, 2004 to the Fiscal Year Ended December 31, 2003:

	North American		European
	12 Months Ended September 30, 2004	Year Ended December 31, 2003	12 Months Ended September 30, 2004	Year Ended December 31, 2003
	(Amounts in thousands)
Revenues:
Vacation Interest	$169,359	$127,967	$87,869	$84,998
Resort rental	17,463	11,362	1,615	1,625
Management services	18,630	22,407	10,546	8,026
Interest	27,369	24,186	2,423	2,235
Other	20,411	15,992	8,201	8,115

Total revenues	253,232	201,914	110,654	104,999

Costs and Operating Expenses:
Vacation Interest cost of sales	38,468	26,701	12,632	13,763
Advertising, sales and marketing	95,833	72,133	52,070	45,536
Vacation Interest carrying cost	19,401	13,262	4,145	4,219
Provision for doubtful accounts and loan losses	7,651	4,956	831	682
Loan portfolio	6,699	9,987	197	65
General and administrative	52,339	53,661	22,740	17,670
Gain on sales of assets	(5,567)	(688)	—	—
Depreciation and amortization	5,614	7,878	4,048	3,671
Interest	22,357	26,287	1,695	22
Reorganization, net	45	(619)	—	—
Restructuring	266	1,274	—	—
Impairment of goodwill	91,586	91,586	—	—
Impairment of assets	897	2,297	—	—

Total costs and operating expenses	335,589	308,715	98,358	85,628

(Loss) income from operations	(82,357)	(106,801)	12,296	19,371
Income from investments in joint ventures	2,416	3,340	—	—

(Loss) income before provision for income taxes	(79,941)	(103,461)	12,296	19,371
Provision for income taxes	116	50	2,912	5,059

Net (loss) income	$(80,057)	$(103,511)	$9,384	$14,312

We recorded total revenues of $363.9 million for the 12 months ended September 30, 2004, compared to $306.9 million for the year ended December 31, 2003, an increase of $57.0 million, or 18.6%. This increase was driven primarily from our North American operations where total revenues increased $51.3 million, or 25.4%, to $253.2 million for the 12 months ended September 30, 2004 compared to $201.9 million for the year ended December 31, 2003, while total revenues from our European operations increased 5.4%, or $5.7 million, to $110.7 million for the 12 months ended September 30, 2004 from $105.0 million for the year ended December 31, 2003. Excluding the effects of favorable foreign exchange rates, total revenues from our European operations decreased $4.2 million, or 4.0%, period over period.

        Consolidated Vacation Interest revenues were $257.2 million for the 12 months ended September 30, 2004, representing an increase of $44.2 million, or 20.8%, compared to $213.0 million for the year ended December 31, 2003, driven by a $41.4 million, or 32.4%, increase in North American Vacation Interest revenues to $169.4 million from $128.0 million. Our North American improvements are the result of additional sales centers, revitalized marketing collateral and tools, extensive professional sales training at some of our larger sites, the rollout of standardized sales presentations and a stable management team, as well as the continuing maturity of the vacation ownership industry and improved awareness and understanding by the purchasing public. Exclusive of $7.8 million of favorable foreign exchange rate movements, our European Vacation Interest revenues decreased from $85.0 million for the year ended December 31, 2003 to $80.1 million for the year ended September 30, 2004, a decrease of 5.8%. The decrease is the result of lower tour flow, partially offset by revenues resulting from the Thurnham Leisure Group acquisition during 2004.

Resort rental revenue increased 46.9% to $19.1 million for the 12 months ended September 30, 2004 compared to $13.0 million for the year ended December 31, 2003, primarily as a result of acquisitions and increased utilization of available space for internal marketing purposes (“mini-vacation” packages designed to give potential customers a sample of the vacations they could enjoy if the Vacation Interest is purchased), offset by on-going sales of Vacation Interests, which reduces the number of Vacation Interests available for rental.

Management services revenues of $29.2 million for the 12 months ended September 30, 2004 decreased by $1.2 million, or 4.1%, compared to $30.4 million for the year ended December 31, 2003. The overall decrease was driven by a $3.8 million, or 16.9%, decrease in North American management services revenues to $18.6 million for the 12 months ended September 30, 2004 compared to $22.4 million for the year ended December 31, 2003. This decrease is directly linked to the loss of the management contract associated with the VTSOA sponsored program, which governs Vacation Intervals at approximately 20 resorts and the third quarter 2003 sale of management agreements on three Affiliated Resorts in Florida. These decreases were offset in part by management contracts for three of the Epic Resorts Group properties acquired in the fourth quarter of 2003. European management services revenues of $10.5 million for the 12 months ended September 30, 2004 increased by $2.5 million, or 31.4%, compared to $8.0 million for the year ended December 31, 2003, as a result of acquisitions and $1.0 million due to favorable exchange rate movements.

Interest revenues, the majority of which are generated from financing provided to purchasers and lessees of Vacation Interests in the United States and the Caribbean, increased to $29.8 million for the 12 months ended September 30, 2004, compared to $26.4 million for the year ended December 31, 2003, primarily due to the acquisition in March 2004 of a $44 million portfolio of performing mortgages backed by Vacation Interests at former Epic Resorts Group locations, offset by prepayments of existing mortgages.

Other revenues, which include Club Sunterra fees, travel services revenue and finance commissions earned by our European subsidiaries, increased by $4.5 million, or 18.7%, to $28.6 million for the 12 months ended September 30, 2004 from $24.1 million for the year ended December 31, 2003. This increase is concentrated in our North American operations and is primarily the result of a $2.6 million gain recorded due to the improved performance and information on certain off-balance sheet securitized obligations as well as increased Club Sunterra fees earned as a result of the growth of the Club Sunterra product during the 12 months ended September 30, 2004.

Consolidated Vacation Interest cost of sales of $51.1 million for the 12 months ended September 30, 2004 increased $10.6 million, or 26.3%, from $40.5 million for the year ended December 31, 2003, on 20.8% higher Vacation Interest volume. On a geographic segment basis, North American Vacation Interest cost of sales increased by $11.8 million, from $26.7 million to $38.5 million, and Vacation Interest cost of sales for our European operations decreased to $12.6 million, down $1.2 million from $13.8 million in 2003. Our overall cost-off rates (defined as Vacation Interest cost of sales as a percentage of Vacation Interest revenues) for the 12 months ended September 30, 2004 and the year ended December 31, 2003 were 19.9% and 19.0%, respectively. The increase in this ratio relates to the larger portion of consolidated Vacation Interest revenues represented by our North American business, from 60.1% in 2003 to 65.8% of consolidated Vacation Interest revenues in 2004. The cost-off rate for our North American operations increased from 20.9% in the year ended December 31, 2003 to 22.7% in the year ended September 30 2004. This is attributable to selling a higher proportion of Vacation Interests in newly constructed phases at existing properties. The North American increase was partially offset by an 8.2% decrease in gross Vacation Interest cost of sales for our European operations. As a percentage of European Vacation Interest revenues for the 12 months ended September 30, 2004 and the year ended December 31, 2003, European Vacation Interest cost of sales was 14.4% and 16.2%, respectively. Our European operations improved their cost-off rate as a result of lower cost inventory acquisitions and recoveries.

For the 12 months ended September 30, 2004, consolidated advertising, sales and marketing costs were $147.9 million compared to $117.7 million for the year ended December 31, 2003, a 25.7% increase on 20.8% higher Vacation Interest volume. As a percentage of Vacation Interest revenues, these costs increased to 57.5% during the 12 months ended September 30, 2004 compared to 55.3% during the year ended December 31, 2003. This increase was driven by our European operations, which experienced an increase in this ratio from 53.6% to 59.3% for the 12 months ended September 30, 2004 and the year ended December 31, 2003, respectively. The unfavorable variance at our European operations is attributable to additional marketing efforts employed to improve tour flow as a result of a difficult European market. Our North American operation’s advertising, sales and marketing costs as a percentage of Vacation Interest revenues were 56.6% and 56.4% for the 12 months ended September 30, 2004 and the year ended December 31, 2003, respectively.

Vacation Interest carrying cost, which consists of annual maintenance fees, reserve and special assessments on unsold Vacation Interests, as well as the cost associated with maintaining un-annexed units (owned units not declared or registered as part of the timeshare program) increased 34.7%, or $6.0 million, to $23.5 million for the 12 months ended September 30, 2004 from $17.5 million for the year ended December 31, 2003. The increase was primarily the result of the increased Vacation Interests as a result of the purchase of the remaining outstanding partnership interests in Ka’anapali, additional North American Vacation Interest carrying cost due to Vacation Interests acquired through the Epic Resorts Group acquisition offset by ongoing sales of Vacation Interests. As a percentage of resort rental revenues, Vacation Interest carrying cost was 123.4% for the 12 months ended September 30, 2004 compared to 134.6% for the year ended December 31, 2003. This decrease is the result of improved utilization of available space.

The provision for doubtful accounts and loan losses was $8.5 million for the 12 months ended September 30, 2004 compared to $5.6 million for the year ended December 31, 2003. Of these amounts, $8.6 million and $5.5 million for 2004 and 2003, respectively, related to mortgages and contracts receivable. The balance of the provision for doubtful accounts of $(0.1) million and $0.1 million for the 12 months ended September 30, 2004 and the year ended December 31, 2003, respectively, represented provisions for estimated uncollectible amounts due from homeowner associations, assessments to owners for maintenance fees at certain Caribbean resorts and for other receivables. The increase in the provision for doubtful accounts and loan losses related to mortgages and contracts receivable is attributable to the higher levels of Vacation Interest revenues, as the provision is recorded as a percentage of each financed sale, as well as an increase in such percentage of each financed sale.

Loan portfolio expenses decreased 31.4% to $6.9 million for the 12 months ended September 30, 2004 from $10.1 million in the prior year. The decrease is attributable to significant process improvement and restructuring initiatives implemented in late 2003, including refining underwriting procedures and processes, best practices in loss mitigation (including increased and timely correspondence with customers whose mortgages and contracts are perceived to be in danger of becoming delinquent) and cross training allowing us to service higher loan volumes with fewer personnel. We have also implemented new technology that allows us to service more loans more efficiently, and have brought in certain servicing processes formerly outsourced.

General and administrative expenses increased $3.8 million to $75.1 million for the 12 months ended September 30, 2004 as compared to $71.3 million for the year ended December 31, 2003. As a percentage of total revenues, general and administrative expenses improved to 20.6% in 2004 from 23.2% in 2003. The improvement as a percentage of total revenues during the 12 months ended September 30, 2004 is partially due to a $1.0 million benefit recorded as a result of a tax settlement with the State of Hawaii during 2004. We had accrued $3.5 million for outstanding tax liabilities payable to the State of Hawaii for general excise taxes due in arrears. Shortly after June 30, 2004, the Company accepted the State of Hawaii’s counter-offer to settle the entire tax liability for a lump sum payment of $2.5 million. Additionally, we settled a payroll tax matter in another jurisdiction that resulted in $0.5 million benefit recorded in 2004. Lastly, we have reduced general and administrative expenses due to the closure of certain Sunterra Pacific operations in December of 2003, and an overall reduction in payroll and office related expenses as a result of back office restructuring initiatives. These reductions were partially offset by a $0.5 million expense recorded during 2004 in connection with certain litigation.

Gain on sales of assets increased to $5.6 million for the 12 months ended September 30, 2004 from $0.7 million during the year ended December 31, 2003. The $5.6 million gain for 2004 primarily represents a gain on the sale of the Island Links Resort, a gain on the sale of certain assets of Sunterra Pacific to VTSOA and a gain on the extinguishment of certain fulfillment obligations, the recognition of deferred revenue in conjunction with the sale of such assets of Sunterra Pacific to VTSOA and a gain recorded as a result of the sale of a note receivable that was previously written off.

Depreciation and amortization expense decreased 16.3%, or $1.8 million, to $9.7 million for the 12 months ended September 30, 2004 from $11.5 million for the year ended December 31, 2003. This decrease is attributable to a large number of North American assets reaching full depreciation.

Interest expense for the 12 months ended September 30, 2004 was $24.1 million, compared to $26.3 million for the year ended December 31, 2003. The decrease was primarily due to reduced borrowing costs, reduced amortization of deferred financing charges and the favorable interest rate on the 3 3/4% Senior Subordinated Convertible Notes due 2024, partially offset by increased average borrowing in 2004.

For the year ended December 31, 2003, reorganization costs were a gain of $0.6 million, relating primarily to a gain on settlement of certain bankruptcy-related litigation. For the year ended September 30, 2004, reorganization costs were $0.1 million, which was incurred during the quarter ended December 31, 2003, and accordingly, is included in both periods presented.

Restructuring costs totaled $1.3 million for the year ended December 31, 2003, and primarily related to the rollout of our global points-based program. For the year ended September 30, 2004, reorganization costs totaled $0.3 million, of which the entire amount was recorded in the quarter ended December 31, 2003, and accordingly, is included in both periods presented. There were no other restructuring costs during the 12 months ended September 30, 2004.

Impairment of goodwill totaled $91.6 million for the 12 months ended September 30, 2004 and the year ended December 31, 2003, which represented the impairment of the goodwill for the North American segment. The entire $91.6 million was recorded in the quarter ended December 31, 2003, and accordingly, is included in both periods presented.

Impairment of assets totaled $2.3 million for the year ended December 31, 2003. These charges include $0.9 million related to our former headquarters in Orlando in conjunction with a pending sale, $0.9 million relating to unsold Vacation Interests relating to the disposal of a resort, and $0.5 million representing the undepreciated cost of our former (“SWORD”) enterprise software. Additionally, we completed our development of the ATLAS enterprise software, and as such, the SWORD software was deemed to have no continuing value and was written off. The aforementioned $0.9 million impairment related to the resort disposal was recorded in the quarter ended December 31, 2003, and accordingly, is included in both periods presented. There was no other impairment of assets during the 12 months ended September 30, 2004.

Income from investments in joint ventures decreased 27.7% to $2.4 million for the 12 months ended September 30, 2004, compared to $3.3 million for the year ended December 31, 2003. In July 2004, the Company purchased the remaining outstanding 77% partnership interest in Ka’anapali, and in conjunction with this acquisition, all unamortized debt issuance costs of the joint venture were expensed.

Our provision for income taxes for the 12 months ended September 30, 2004 was $3.0 million, compared to $5.1 million for the year ended December 31, 2003. The reduction in income tax expense primarily related to our European operations, which recorded less taxable income in the 12 months ended September 30, 2004 compared to the year ended December 31, 2003. The reduction of the tax basis operating loss of the North American operations from the year ended December 31, 2003 to the 12 months ended September 30, 2004 was offset by operating losses for prior years.

Liquidity and Capital Resources

We generate cash principally from cash sales of Vacation Interests, principal and interest payments on mortgages and contracts receivable, down payments on financed Vacation Interest sales and collection of Club Sunterra membership fees, resort rentals and management fees.

During the year ended September 30, 2005, net cash provided by operating activities was $89.5 million, primarily the result of the net loss of $34.7 million offset by non-cash expenses totaling $100.2 million (notably $55.0 million for the impairment of goodwill) less other non-cash gains of $1.7 million and increases in retained interests on mortgages and contracts receivable sold of $0.5 million and deferred taxes of $2.3 million. Cash provided by operating activities was also impacted by changes in operating assets and liabilities of $28.5 million, including reductions in cash in escrow and restricted cash of $17.9 million, mortgages and contracts receivable of $8.2 million, unsold Vacation Interests of $4.7 million, other receivables of $2.1 million and prepaid expenses and other assets of $3.6 million plus increases in accrued liabilities of $5.3 million offset by increases in due from related parties of $10.7 million, and decreases in accounts payable of $0.3 million, income taxes payable of $1.3 million and deferred revenues of $0.8 million.

During the year ended September 30, 2005, net cash used in investing activities was $87.7 million, primarily due to the purchase of several mortgage portfolios for $34.4 million, the acquisition of the remaining outstanding 70% partnership interest in Poipu for $27.8 million, the purchase of businesses for $10.1 million, the acquisition of Eden Bay Resort units for $7.9 million and capital expenditures of $11.5 million, partially offset by proceeds from the sales of assets of $1.4 million and cash distributions from joint ventures of $2.7 million.

During the year ended September 30, 2005, net cash used in financing activities was $14.6 million. Payments on the senior secured working capital credit facility (“Senior Finance Facility”) with Merrill Lynch Mortgage Capital, Inc. totaled $72.5 million and payments on the securitization and other notes payable totaled $39.0 million. These payments were funded primarily through borrowings on the Senior Finance Facility totaling $99.6 million and the issuance of notes payable of $0.1 million.

We currently anticipate spending approximately $82.0 million to $86.0 million for unsold Vacation Interests at existing resort locations during fiscal 2006. Also in fiscal 2006, we plan to invest $8.0 million to $10.0 million in capital expenditures related to property and equipment. We plan to fund these expenditures with cash generated from operations and borrowings under the Senior Finance Facility. We believe that, with respect to our current operations, cash generated from operations and future borrowings will be sufficient to meet our working capital and capital expenditure needs through the end of fiscal 2006. If these are not sufficient, we have the ability to adjust our spending on unsold Vacation Interests.

The allowance for mortgage and contract loan losses at September 30, 2005 was $28.4 million, or approximately 11.6%, of the loan and contract originations (excluding purchased loan pools) outstanding at that date. Management believes the allowance is adequate. However, if the amounts of the mortgages and contracts receivable that are ultimately written off materially exceed the related allowances, our business, results of operations and financial condition could be adversely affected.

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

Corporate Finance

Overview

On average, approximately 85.4% of our North American Vacation Interest revenue is derived through transactions where we provide the financing. Approximately 29.7% of the value of these transactions is realized in cash at the time of the transaction or through the application of existing equity from another Vacation Interest, with the remaining 70.3% financed by us. Accordingly, we do not generate sufficient cash from sales to provide the necessary capital to pay the costs of developing or acquiring additional resorts and to replenish working capital. We believe that, with respect to our current operations, cash generated from operations and future borrowings will be sufficient to meet our working capital and capital expenditure needs for the next 12 months.

On July 29, 2002, we entered into a two-year agreement for a $300.0 million Senior Finance Facility with Merrill Lynch Mortgage Capital, Inc. The proceeds of the Senior Finance Facility were used to pay amounts payable under certain creditor agreements, provide mortgage receivable and other working capital financing to us and to pay fees and expenses related to the Senior Finance Facility. A portion of the proceeds from the initial funding drawn on the Senior Finance Facility was used to pay off amounts outstanding under our previous senior finance facility.

On July 28, 2005, we entered into a fourth amendment (the “Amendment”) with Merrill Lynch Mortgage Capital, Inc. to amend our Senior Finance Facility,. The Amendment reduced the interest rates charged on the portion of the facility secured by eligible mortgages and contracts receivable from one-month LIBOR plus 2.25% to one-month LIBOR plus 1.5% for mortgages and contracts secured by Vacation Interests at all eligible Sunterra properties except the former Epic Resorts Group properties, for which the interest rate was reduced to one-month LIBOR plus 2.0%. The advance rate under loans secured by such mortgages and contracts receivable was increased from 85% to 92% for mortgages and contracts secured by Vacation Interests at all eligible Sunterra properties, except the former Epic Resorts Group properties, for which the advance rate was set at 70%. The Amendment also added “in-transit” mortgages and contracts receivable to the borrowing base, at an advance rate of 50%, subject to a maximum of $5 million of borrowings. Advance rates on unsold Vacation Interests remained at 90%. The Amendment also added Poipu as a borrower on our Senior Finance Facility as of August 20, 2005 and provides for borrowings secured by Poipu’s eligible mortgages receivable and eligible unsold Vacation Interests. In addition, the general liens and certain operational covenants were removed, the annual facility fees were reduced to $2.0 million per year, the commission equal to 1.5% of Vacation Interest revenue on the sale of inventory acquired from Epic Resorts Group was settled for a lump sum payment of $0.8 million, the unused line fees were reduced to 0.20% per annum and the term of the Senior Finance Facility was extended to July 31, 2007.

From February 2004 until July 2005, the interest rate on the portion of the line secured by our eligible mortgages and contracts receivable was the one-month LIBOR rate plus 2.25%, and, for the portion of the line secured by our eligible unsold Vacation Interests, the rate was the one-month LIBOR rate plus 4.0%. Prior to February 2004, borrowings under the Senior Finance Facility bore interest at an annual rate equal to one-month LIBOR plus 3%, 5% or 7%, depending on the amounts outstanding and on the type of asset collateralizing various advances.

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

In addition to the facility fee (2.5% of $300.0 million) paid in connection with the commitment and the closing of the Senior Finance Facility and an anniversary fee of 1.5% due on the anniversary of the initial borrowing, we issued a warrant exercisable for 1,190,148 shares of common stock at an exercise price of $15.25 per share (the deemed value of the shares), subject to adjustment under certain anti-dilution provisions of the warrant and agreed to pay an unused commitment fee of 0.25% per annum on the excess availability under the Senior Finance Facility. The $8.7 million value of the warrants issued to the Senior Finance Facility lender was determined using a Black-Scholes model based on a risk free interest rate of 3.81%, expected volatility of 50% and an expected life of five years. The February 2004 amendment reduced the exercise price of warrants to purchase 1,190,148 shares of our common stock from $15.25 per share to $14.00 per share and also required us to pay Merrill Lynch Mortgage Capital, Inc. a commission equal to 1.5% of Vacation Interest revenue on the sale of inventory acquired from Epic Resorts Group. As a result of the February 2004 amendment, an additional $0.4 million was recorded to reflect the decrease in exercise price. The value of the warrants was recorded as a capitalized financing cost that is amortized over the term of the financing agreement. The February 2004 amendment also stipulated that facility fees equal to 0.75% of $300.0 million were due and payable on July 29, 2004 and July 29, 2005, with the latter fee being prorated through the then termination date of February 28, 2006.

For the year ended September 30, 2005, the nine months ended September 30, 2004, and the year ended December 31, 2003, amortization of $4.2 million, $5.5 million and $10.8 million, respectively, of debt issuance costs related to the Senior Finance Facility is included in interest expense in the accompanying consolidated statements of operations. The Senior Finance Facility also requires us to pay an additional cash interest amount monthly when certain conditions are not met. The total amount of such additional cash interest payments made during the year ended September 30, 2005, the nine months ended September 30, 2004, and the year ended December 31, 2003 was $0.0 million, $0.3 million and $2.2 million, respectively.

At September 30, 2005, the maximum capacity to borrow, amounts outstanding and remaining availability under the Senior Finance Facility were $300.0 million, $198.8 million and $101.2 million, respectively. The capacity and availability of borrowings under the Senior Finance Facility are based on the value of eligible mortgages and contracts receivable and the value of eligible unsold Vacation Interests. The Senior Finance Facility is secured by a first priority lien on our mortgages and contracts receivable and unsold Vacation Interests. The weighted average interest rate of these borrowings at September 30, 2005 was 5.8% per annum.

Senior Subordinated Convertible Notes

On March 29, 2004, we issued $95.0 million in 3 3/4% Senior Subordinated Convertible Notes due 2024 (“Notes”). The Notes were issued at a price of $1,000 per Note and pay interest semi-annually on March 29 and September 29 of each year, beginning on September 29, 2004, at the rate of 3.75% per annum. The Notes will mature on March 29, 2024. Under the terms of the indenture, we were required to use a portion of the proceeds from the offering to purchase a portfolio of U.S. government securities that are pledged to secure the first six scheduled interest payments on the Notes. This $10.4 million was recorded in Prepaid expenses and other assets, net, and the balance on the accompanying balance sheets was $5.3 million and $8.7 million as of September 30, 2005 and 2004, respectively. Other than this pledge, the Notes are unsecured obligations.

The Notes are convertible, at the option of the holder, into shares of our common stock at a conversion rate of 62.5027 shares per $1,000 principal amount of the Notes once: the price of our common stock is more than 110% of such implied conversion price of $16.00 per common share for more than 20 trading days during the last 30 trading days of a calendar quarter; the Notes are called for redemption; or specified corporate transactions or significant distributions to holders of our common stock have occurred. In addition, the Notes are convertible during the five business day period after any five consecutive trading day period ending on or prior to March 29, 2019 in which the trading price per note for each day of that five trading day period was less than 98% of the product of the sale price of our common stock and the conversion rate on each such day.

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

For the year ended September 30, 2005 and the nine months ended September 30, 2004, amortization of $0.5 million and $0.3 million, respectively, of debt issuance costs related to the Notes is included in interest expense in the accompanying consolidated statements of operations.

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

For the year ended September 30, 2005, amortization of $0.7 million of debt issuance costs related to the 2004 Securitization is included in interest expense in the accompanying consolidated statement of operations.

Derivatives

In the past, we have utilized derivative financial instruments from time to time, which included interest rate cap agreements to manage well-defined interest rate exposure and foreign currency forward contracts to manage our exposure to fluctuations in foreign exchange rates and to meet our future Euro currency requirements. It is our policy that derivative financial instruments are not used for trading or speculative purposes. Counter parties to our derivative financial instruments generally have been major financial institutions. At September 30, 2004, no such agreements were in effect. In June 2005, we entered into four forward contracts in connection with the management of our exposure to fluctuations in foreign exchange rates and to meet our future Euro currency requirements. The contracts had a total notional value of £4.0 million for the future purchase of Euros and matured in or prior to September 2005. In September 2005, we entered into five new forward contracts for the same purpose. The contracts have a total notional value of £5.0 million for the future purchase of Euros and mature within one year. These contracts are marked to fair value at each reporting period and recorded on the accompanying consolidated balance sheet until they are settled and are not designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Unrealized gains and losses on such contracts are recognized currently in earnings. For the year ended September 30, 2005, a gain of $0.1 million was recognized in the accompanying consolidated statement of operations as a result of these contracts.

Off-Balance Sheet Financing Arrangements

In the past, we have used certain off-balance sheet financing arrangements to provide liquidity and improve our cash flows. We established a qualifying entity, Blue Bison Funding Corporation, through which we transferred mortgages and contracts receivable to Barton Capital Corporation (“Barton”) and related entities as part of a $100.0 million Mortgages Receivable Conduit Facility (the “Conduit Facility”). The Conduit Facility expired on December 17, 2001, leaving a substantial quantity of mortgages and contracts receivable still held by Barton. On December 17, 2004, we completed the purchase from Barton of its rights to the mortgages and contracts receivable remaining in the loan portfolio at that date for approximately $16.4 million.

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

Retained interests were marked to fair value at each reporting date based on certain assumptions and the adjustments were reported as a component of operating income (loss). During the year ended September 30, 2005, the nine months ended September 30, 2004 and the year ended December 31, 2003, such adjustments were $0.5 million, $3.7 million (including a $2.6 million gain due to the improved performance and information obtained during this period), and $1.5 million, respectively.

As of September 30, 2005, there were no remaining off-balance sheet financing arrangements.

Contractual Obligations

The following table summarizes the payments due for specific contractual obligations. These amounts, in thousands, are as of September 30, 2005.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit facilities (a)	$198,849	$—	$198,849	$—	$—
Securitization notes payable	113,671	—	—	—	113,671
Senior subordinated convertible notes	95,000	—	—	—	95,000
Notes payable	1,292	282	606	404	—
Capital lease obligations	149	97	49	3	—
Operating lease obligations	18,460	6,060	7,588	2,532	2,280
Purchase obligations (b)	30,189	29,469	720	—	—
Other long-term liabilities	—	—	—	—	—

Total	$457,610	$35,908	$207,812	$2,939	$210,951

(a)	Facility fees of approximately $2.0 million are due in July 2006 related to the Senior Finance Facility.
(b)	Primarily related to construction commitments and information technology related items.

Inflation

Inflation and changing prices have not had a material impact on the Company’s revenues, (loss) income from operations, and net (loss) income during any of the Company’s three most recent fiscal years. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its mortgage and contract receivables.

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 3 to the consolidated financial statements included in this report in “Item 8. Financial Statements and Supplementary Data,” including those pronouncements that will have a material impact on financial information that will be reported in the future.

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

Availability of Funding Sources

We have historically funded mortgages and contracts receivable and unsold Vacation Interests with borrowings through our financing facilities, sales of mortgages and contracts receivable, internally generated funds and proceeds from public debt and equity offerings. Borrowings are in turn repaid with the proceeds received by us from repayments of such mortgages and contracts receivable. To the extent that we are not successful in maintaining or replacing existing financings, we would have to curtail our operations or sell assets, thereby resulting in a material adverse effect on our results of operations, cash flows and financial condition.

Geographic Concentration

Our owned and serviced loan portfolio borrowers are geographically diversified within the United States and internationally. At September 30, 2005, borrowers residing in the United States accounted for approximately 96.5% of our loan portfolio. With the exception of California, Arizona and Florida, which represented 21.1%, 11.7% and 5.3%, respectively, no state or foreign country concentration accounted for in excess of 5.0% of the serviced portfolios. At September 30, 2004, borrowers residing in the United States accounted for approximately 91.5% of our loan portfolio. With the exception of Arizona and California, which represented 11.9% and 17.4%, respectively, no state or foreign country concentration accounted for in excess of 5.0% of the serviced portfolios. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well being of the borrowers.

Foreign Currency Risk

For the year ended September 30, 2005, the nine months ended September 30, 2004 and the year ended December 31, 2003, total revenues denominated in a currency other than U.S. dollars, primarily revenues derived from the United Kingdom, were approximately 22.0%, 30.0% and 34.2%, respectively, of total revenues. Our net assets maintained in a functional currency other than U.S. dollars at September 30, 2005 and 2004, primarily assets located in Western Europe, were approximately 28.9% and 48.6%, respectively, of total net assets. The effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets. At September 30, 2005 and 2004, our subsidiary in the United Kingdom, whose functional currency is the British Pound Sterling, held approximately 4.6 million and 5.7 million Euros, respectively. That subsidiary expects to utilize approximately 2.5 million Euros per month for operating purposes. To the extent it holds Euros at any point in time, it is subject to gains and losses as the exchange rate between British Pound Sterling and Euros fluctuates.

In June 2005, we entered into four forward contracts in connection with the management of our exposure to fluctuations in foreign exchange rates and to meet our future Euro currency requirements. The contracts had a total notional value of £4.0 million for the future purchase of Euros and matured in or prior to September 2005. In September 2005, we entered into five new forward contracts for the same purpose. The contracts have a total notional value of £5.0 million for the future purchase of Euros and mature within one year. These contracts are marked to fair value at each reporting period and recorded on the accompanying consolidated balance sheet and are not designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Unrealized gains and losses on such contracts are recognized currently in earnings. For the year ended September 30, 2005, a gain of $0.1 million was recognized in the accompanying consolidated statement of operations as a result of these contracts.

Interest Rate Risk

As of September 30, 2005 and 2004, we had floating interest rate debt of approximately $198.8 million and $171.7 million, respectively, comprised of amounts outstanding under the Senior Finance Facility. The floating interest rate on the Senior Finance Facility is based upon the prevailing LIBOR rate and interest rate changes can impact earnings and operating cash flows. A change in interest rates of one percent on the balance outstanding at September 30, 2005 and 2004 would cause a change in total annual interest costs of $2.0 million and $1.7 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page
Sunterra Corporation and Subsidiaries

Management’s Report on Internal Control Over Financial Reporting as of September 30, 2005	45

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of September 30, 2005	46

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements as of September 30, 2005 and September 30, 2004 and for the year ended September 30, 2005, the nine months ended September 30, 2004 and the year ended December 31, 2003	47

Consolidated Statements of Operations for the year ended September 30, 2005, the nine months ended September 30, 2004, the year ended December 31, 2003 and the nine months ended September 30, 2003 (Unaudited)	48

Consolidated Balance Sheets as of September 30, 2005 and September 30, 2004	49

Consolidated Statements of Cash Flows for the year ended September 30, 2005, the nine months ended September 30, 2004, the year ended December 31, 2003 and the nine months ended September 30, 2003 (Unaudited)	50

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the year ended September 30, 2005, the nine months ended September 30, 2004 and the year ended December 31, 2003	52

Notes to Consolidated Financial Statements	53

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Sunterra Corporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or supervised by, the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2005.

Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, have issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this Annual Report on Form 10-K.

/s/ NICHOLAS J. BENSON
Nicholas J. Benson
President and Chief Executive Officer
December 12, 2005

/s/ STEVEN E. WEST
Steven E. West
Executive Vice President and Chief Financial Officer
December 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Sunterra Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sunterra Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended September 30, 2005, for the nine months ended September 30, 2004 and the year ended December 31, 2003 and our report dated December 12, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Los Angeles, California
December 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders Sunterra Corporation:

We have audited the accompanying consolidated balance sheets of Sunterra Corporation and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended September 30, 2005, for the nine months ended September 30, 2004 and the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2005 and 2004 and the consolidated results of its operations and its consolidated cash flows for the year ended September 30, 2005, for the nine months ended September 30, 2004 and the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2005 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Los Angeles, California
December 12, 2005

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended September 30, 2005, Nine Months Ended September 30, 2004,

Year Ended December 31, 2003 and Nine Months Ended September 30, 2003

(In thousands, except per share amounts)

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003	Nine Months Ended September 30, 2003
				(Unaudited)
Revenues:
Vacation Interest	$283,812	$202,541	$212,965	$158,278
Resort rental	37,701	16,809	12,987	10,718
Management services	30,380	21,988	30,433	23,245
Interest	44,806	23,314	26,421	19,943
Other	27,231	22,448	24,107	17,943

Total revenues	423,930	287,100	306,913	230,127

Costs and Operating Expenses:
Vacation Interest cost of sales	44,228	40,347	40,464	29,711
Advertising, sales and marketing	164,695	117,636	117,669	87,402
Vacation Interest carrying cost	42,307	20,668	17,481	14,603
Provision for doubtful accounts and loan losses	12,316	7,180	5,638	4,336
Loan portfolio	6,269	4,465	10,052	7,621
General and administrative	83,901	57,444	71,331	53,696
Gain on sales of assets	(480)	(5,489)	(688)	(610)
Depreciation and amortization	10,049	6,518	11,549	8,405
Interest	25,092	16,272	26,309	18,529
Reorganization, net	—	—	(619)	(664)
Restructuring	1,967	—	1,274	1,008
Impairment of goodwill	55,030	—	91,586	—
Impairment of assets	—	—	2,297	1,400

Total costs and operating expenses	445,374	265,041	394,343	225,437

(Loss) income from operations	(21,444)	22,059	(87,430)	4,690
Income from investments in joint ventures	538	1,551	3,340	2,475

(Loss) income before provision for income taxes	(20,906)	23,610	(84,090)	7,165
Provision for income taxes	13,828	2,302	5,109	4,383

Net (loss) income	$(34,734)	$21,308	$(89,199)	$2,782

Net (loss) income per share:
Basic	$(1.74)	$1.07	$(4.46)	$0.14

Diluted	$(1.74)	$0.97	$(4.46)	$0.14

Weighted average number of common shares outstanding:
Basic	20,015	20,000	20,000	20,000

Diluted	20,015	24,024	20,000	20,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2005 and 2004

(In thousands, except per share amounts)

	September 30, 2005	September 30, 2004
ASSETS
Cash and cash equivalents	$14,698	$26,842
Cash in escrow and restricted cash	70,523	88,663
Mortgages and contracts receivable, net of allowances of $28,435 and $26,530 at September 30, 2005 and 2004, respectively	323,747	278,569
Retained interests in mortgages and contracts receivable sold	—	23,319
Due from related parties, net	17,261	6,279
Other receivables, net	25,082	26,608
Deferred tax asset	2,346	—
Prepaid expenses and other assets, net	42,602	47,944
Assets held for sale	2,726	551
Investment in joint venture	—	7,187
Unsold Vacation Interests, net	184,432	168,858
Property and equipment, net	84,122	77,996
Goodwill, net	26,619	82,759
Intangible and other assets, net	2,350	1,283

Total assets	$796,508	$836,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings under line of credit agreements	$198,849	$171,737
Accounts payable	10,712	10,401
Accrued liabilities	83,986	80,895
Income taxes payable	2,119	3,421
Deferred revenues	95,175	95,127
Securitization notes	113,671	151,710
Senior subordinated convertible notes	95,000	95,000
Notes payable	1,441	2,261

Total liabilities	600,953	610,552

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 75,000 shares authorized at September 30, 2005 and 2004: 19,441 and 18,891 shares issued and outstanding at September 30, 2005 and 2004, respectively)	194	189
Additional paid-in capital	303,233	297,145
Accumulated deficit	(116,948)	(82,214)
Accumulated other comprehensive income	9,076	11,186

Total stockholders’ equity	195,555	226,306

Total liabilities and stockholders’ equity	$796,508	$836,858

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended September 30, 2005, Nine Months Ended September 30, 2004,

Year Ended December 31, 2003 and Nine Months Ended September 30, 2003

(In thousands)

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003	Nine Months Ended September 30, 2003
				(Unaudited)
Operating activities:
Net (loss) income	$(34,734)	$21,308	$(89,199)	$2,782
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,049	6,518	11,549	8,405
Provision for doubtful accounts and loan losses	12,316	7,180	5,638	4,336
Amortization of capitalized financing costs, deferred loan and contract origination costs and other	8,601	9,971	13,648	9,283
Income from investments in joint ventures	(538)	(1,551)	(3,340)	(2,475)
Gain on sales of assets	(480)	(5,489)	(760)	(681)
(Gain) loss on foreign currency	(658)	985	—	—
Impairment of goodwill	55,030	—	91,586	—
Impairment of assets	—	—	2,297	1,400
Provision for income taxes recorded as a reduction to goodwill	8,227	—	—	—
Provision for income taxes recorded as an increase to additional paid-in capital	5,676	—	—	—
Deferred income taxes	(2,346)	—	—	(22)
Stock-based compensation grant	347	—	—	—
Changes in retained interests in mortgages and contracts receivable sold	(522)	(3,682)	(1,548)	(974)
Changes in operating assets and liabilities:
Cash in escrow and restricted cash	17,925	(23,549)	(7,650)	5,304
Mortgages and contracts receivable	8,153	(17,495)	(6,485)	(2,256)
Due from related parties, net	(10,703)	(1,016)	(2,671)	(3,907)
Other receivables, net	2,118	629	2,691	(4,357)
Prepaid expenses and other assets, net	3,571	2,273	(7,801)	(7,801)
Unsold Vacation Interests, net	4,650	22,756	18,313	15,539
Accounts payable	(314)	1,695	(5,743)	(4,217)
Accrued liabilities	5,258	(21,830)	1,919	(3,441)
Income taxes payable	(1,328)	(342)	174	(1,909)
Deferred revenues	(823)	(1,416)	(4,711)	(2,703)

Net cash provided by (used in) operating activities	89,475	(3,055)	17,907	12,306

Investing activities:
Proceeds from sales of assets	1,364	14,223	270	270
Capital expenditures	(11,472)	(6,813)	(8,492)	(5,723)
Purchase of remaining 77% partnership interest in West Maui Resort Partners, L.P.	—	(105,883)	—	—
Purchase of remaining 70% partnership interest in Poipu Resort Partners, L.P.	(27,773)	—	—	—
Purchase of mortgages pools and recoverable inventory	(34,399)	(43,915)	—	—
Purchase of businesses, net of cash acquired	(10,061)	(3,835)	(26,316)	—
Acquisition of Eden Bay Resort units	(7,917)	—	—	—
Purchase of U.S. government securities pledged under bond indenture	—	(10,426)	—	—
Decrease (increase) in intangible and other assets, net	(206)	(563)	(433)	(1,061)
Distributions from investments in joint ventures	2,739	3,683	13,141	12,028

Net cash (used in) provided by investing activities	(87,725)	(153,529)	(21,830)	5,514

(Continued)

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

Year Ended September 30, 2005, Nine Months Ended September 30, 2004,

Year Ended December 31, 2003 and Nine Months Ended September 30, 2003

(In thousands)

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003	Nine Months Ended September 30, 2003
				(Unaudited)
Financing activities:
Borrowings under line of credit agreements	$99,601	$161,216	$37,254	$11,004
Proceeds from issuance of senior subordinated convertible notes	—	95,000	—	—
Proceeds from issuance of securitization notes	—	151,710	—	—
Payments of debt issuance costs	(2,912)	(8,822)	(4,500)	(4,500)
Proceeds from issuance of notes payable	100	921	7,409	7,189
Payments on notes payable and mortgage-backed securities	(38,959)	(1,861)	(7,618)	(5,959)
Payments on line of credit agreements	(72,489)	(235,204)	(31,594)	(24,059)
Proceeds from exercise of stock options	70	—	—	—

Net cash (used in) provided by financing activities	(14,589)	162,960	951	(16,325)

Effect of changes in exchange rates on cash and cash equivalents	695	(839)	1,317	794

Net (decrease) increase in cash and cash equivalents	(12,144)	5,537	(1,655)	2,289
Cash and cash equivalents, beginning of period	26,842	21,305	22,960	22,960

Cash and cash equivalents, end of period	$14,698	$26,842	$21,305	$25,249

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$20,239	$10,496	$15,588	$11,277
Cash paid for taxes, net of tax refunds	$3,061	$2,662	$4,901	$6,209

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unsold Vacation Interests transferred to Assets held for sale	$3,007	$—	$—	$—
Retained interests in mortgages and contracts receivable sold reclassified to mortgages and contracts receivable upon exercise of “clean-up” call provisions	$23,842	$—	$—	$—
Assets Held for Sale reclassified to unsold Vacation Interests	$—	$—	$7,956	$7,620
Assets Held for Sale reclassified to Property and Equipment	$—	$—	$3,146	$3,146
Property and Equipment transferred to Goodwill	$460	$—	$—	$—
Property and Equipment transferred to unsold Vacation Interests, net	$3,432	$3,878	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Year Ended September 30, 2005, Nine Months Ended September 30, 2004,

and Year Ended December 31, 2003

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares Outstanding	Amount
BALANCE AT JANUARY 1, 2003	18,045	$180	$296,714	$(14,323)	$1,755	$284,326
Issuance of common stock to Class 9 Creditors	450	5	(5)	—	—	—
Net loss for the year ended December 31, 2003	—	—	—	(89,199)	—	(89,199)	$(89,199)
Other comprehensive income:
Currency translation adjustments, net of tax of $0	—	—	—	—	8,451	8,451	8,451

BALANCE AT DECEMBER 31, 2003	18,495	185	296,709	(103,522)	10,206	203,578
Comprehensive loss for the year ended December 31, 2003							$(80,748)

Adjustment to warrant exercise price	—	—	440	—	—	440
Issuance of common stock to Class 9 Creditors	396	4	(4)	—	—	—
Net income for the nine months ended September 30, 2004	—	—	—	21,308	—	21,308	$21,308
Other comprehensive income:
Currency translation adjustments, net of tax of $0	—	—	—	—	980	980	980

BALANCE AT SEPTEMBER 30, 2004	18,891	189	297,145	(82,214)	11,186	226,306
Comprehensive income for the nine months ended September 30, 2004							$22,288

Provision for income taxes recorded as an increase to additional paid-in capital	—	—	5,676	—	—	5,676
Stock-based compensation grant	21	—	347	—	—	347
Stock options exercised	5	—	70	—	—	70
Issuance of common stock to Class 9 Creditors	524	5	(5)	—	—	—
Net loss for the year ended September 30, 2005	—	—	—	(34,734)	—	(34,734)	$(34,734)
Other comprehensive loss:
Currency translation adjustments, net of tax of $0	—	—	—	—	(2,110)	(2,110)	(2,110)

BALANCE AT SEPTEMBER 30, 2005	19,441	$194	$303,233	$(116,948)	$9,076	$195,555

Comprehensive loss for the year ended September 30, 2005							$(36,844)

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Year Ended September 30, 2005, Nine Months Ended September 30, 2004 and Year Ended December 31, 2003

(Amounts in thousands, except where stated and per share data)

Note 1—Background, Business and Basis of Presentation

Business and Background

Sunterra Corporation, a Maryland corporation (“Sunterra” or the “Company”), was incorporated in May 1996 as KGK Resorts, Inc., and was later known as Signature Resorts, Inc. At the time of its August 1996 initial public offering, the Company owned nine vacation ownership resorts in Hawaii, Florida, South Carolina, Missouri, California and in the Caribbean. The Company became known as Sunterra Corporation in the second quarter of 1998. Sunterra has grown to become one of the world’s largest vacation ownership companies, as measured by the number of individual resort locations and owner families. At September 30, 2005, the Company had more than 314,000 owner families vacationing at 97 resorts in 14 countries located in North America, Europe and the Caribbean. See Note 11 for detailed geographic segment information.

The operations of Sunterra include (i) acquiring, developing, and operating vacation ownership resorts, (ii) marketing and selling vacation ownership interests to the public in the form of both vacation points, representing a beneficial interest in a trust which holds title to vacation property real estate for the benefit of purchasers of those points which may be redeemed for occupancy rights for varying lengths of stay at participating resort locations and for certain other travel products and services (“Vacation Points”), and vacation ownership interests, entitling the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity (“Vacation Intervals”), and together with Vacation Points, (“Vacation Interests”), (iii) providing consumer financing to individual purchasers of Sunterra’s Vacation Interests, (iv) providing collection services and resort rental, management and maintenance services to vacation ownership resorts, for which the Company receives fees paid by the resorts’ homeowners associations, and (v) operating the Company’s membership and exchange program.

Change in Fiscal Year End

Effective October 1, 2004, the Company changed its fiscal year end for financial reporting purposes from a calendar year end to the 12-month period commencing October 1 and ending September 30. The change in fiscal year end was made to more meaningfully indicate the Company’s strategic, operational and financial performance based upon the seasonality of its business and better manage its operating costs. As such, unaudited financial information for the nine months ended September 30, 2003 has been included for comparative purposes.

Reclassifications

Reclassifications were made to the 2004 and 2003 consolidated financial statements to conform to the 2005 presentation.

Note 2—Reorganization of the Business Under Chapter 11, Fresh-Start Accounting and Restructuring

Reorganization of the Business Under Chapter 11 and Fresh-Start Accounting

As a result of the defaults on its senior unsecured notes and its secured credit facilities, on May 31, 2000, the Company sought protection under Chapter 11 of the Bankruptcy Code in order to restructure existing debt and maximize existing cash. Upon emergence from the Chapter 11 proceedings, effective July 31, 2002, the Company adopted the principles of fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code.” Accordingly, all assets and liabilities were restated to reflect their respective fair values.

In conjunction with and as a result of the bankruptcy reorganization under Chapter 11, the Company incurred certain expenses and losses offset by income and gains during the year ended December 31, 2003, primarily relating to the gain on the settlement of certain bankruptcy-related litigation. The Company made cash payments for reorganization expenses of approximately $0.8 million for the year ended December 31, 2003. No such items were incurred during the nine months ended September 30, 2004 or the fiscal year ended September 30, 2005. No cash payments for reorganization expenses have been made subsequent to 2003.

Restructuring Costs

In 2002, the Company initiated and implemented a new strategic plan that included streamlining of the legal structure, and relocation of the Company’s headquarters and expenditures related to its unified global club. As a result, during the year ended December 31, 2003, the Company recorded restructuring charges of $1.3 million. The Company made cash payments of approximately $1.2 million and $0.1 million during the year ended December 31, 2003 and the nine months ended September 30, 2004, respectively, representing primarily legal and relocation costs. All efforts related to this restructuring were completed during December 2003.

No other such restructuring activities occurred during the nine months ended September 30, 2004.

In 2005, the Company initiated and implemented a restructuring of the Company’s European operations, including a consolidation of its United Kingdom telemarketing operations and reductions of management and headcount levels in several areas. As a result, during the year ended September 30, 2005, the Company recorded restructuring charges of $2.0 million and made cash payments of approximately $1.6 million, representing primarily employee termination costs. The Company does not expect to record any further expense in the future and all efforts related to this restructuring are expected to be completed during the year ending September 30, 2006.

Note 3—Summary of Significant Accounting Policies

Principles of Consolidation—The accompanying consolidated financial statements include all majority-owned subsidiaries in which the Company exercises control. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting. The Company does not have any interests in any entity considered to be a variable interest entity for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended in December 2003 by Interpretation 46R. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of these entities. As discussed in Note 5, in August 2005 the Company purchased the remaining 70% partnership interest in Poipu Resort Partners, L.P. (“Poipu”), and in July 2004 purchased the remaining 77% partnership interest in West Maui Resort Partners, L.P. (“Ka’anapali”) and, as such, the Company is no longer a minority partner in any joint venture. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements.

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

Net (Loss) Income Per Share—Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of net (loss) income available to common shareholders assuming dilution follows:

	Year ended September 30, 2005	Nine months ended September 30, 2004	Year ended December 31, 2003	Nine months ended September 30, 2003 (Unaudited)
Net (loss) income available to common shares outstanding	$(34,734)	$21,308	$(89,199)	$2,782
Effect of dilutive securities:
3 3/4% Senior Subordinated Convertible Notes due 2024	—	2,085	—	—

Net (loss) income available to diluted common shares outstanding	$(34,734)	$23,393	$(89,199)	$2,782

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

	Year ended September 30, 2005	Nine months ended September 30, 2004	Year ended December 31, 2003	Nine months ended September 30, 2003 (Unaudited)
Basic weighted average common shares outstanding	20,015,339	20,000,000	20,000,000	20,000,000
Effect of dilutive securities:
Deemed conversion of 3 3/4% Senior Subordinated Convertible Notes due 2024	—	4,023,754	—	—

Diluted weighted average common shares outstanding	20,015,339	24,023,754	20,000,000	20,000,000

For all periods presented in the table above, 1,790,148 shares attributable to the exercise of outstanding warrants were excluded from the calculation of diluted loss (income) per share because the exercise price of the warrants exceeded the average price of the Company’s common stock.

For the year ended September 30, 2005, the nine months ended September 30, 2004, the year ended December 31, 2003, and the nine months ended September 30, 2003, a total of 1,534,188, 1,688,062, 1,391,821 and 1,391,821 shares, respectively, of the Company’s common stock attributable to the potential exercise of outstanding options under the Sunterra Corporation 2002 Stock Option Plan were excluded from the calculation of diluted loss (income) per share because the exercise price of the options exceeded the average price of the Company’s common stock.

For the year ended September 30, 2005, the following securities or other contracts to issue common stock, for which the exercise or conversion price was less than the average market price of the common shares, were excluded from the diluted loss per share calculation because the effect was anti-dilutive: 3,987 shares attributable to the exercise of outstanding options under the Sunterra Corporation 2002 Stock Option Plan and 5,937,757 shares attributable to the potential conversion of 3 3/4% Senior Subordinated Convertible Notes due 2024.

During the year ended September 30, 2005, the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively, distributions of 523,779 shares, 395,986 shares, and 449,813 shares of common stock were issued to certain creditors in connection with the Company’s Plan of Reorganization, bringing the cumulative total to 1,369,578 shares. An additional distribution of 585,345 shares of the Company’s common stock will be made to certain former creditors on a pro rata basis for no cash consideration upon the completion of certain claims processes in connection with the Company’s Plan of Reorganization. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, these shares of common stock to be issued are considered to be outstanding and included in the computation of net (loss) income per share of the Company.

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

Prior to March 2004, transactions involving Vacation Interests in certain Caribbean locations were legally structured as long-term lease arrangements for either 99 years or a term expiring in 2050. The Vacation Interests subject to such leases revert to the Company at the end of the lease terms. Such transactions are accordingly accounted for as operating leases, with the sales value of the intervals recorded as deferred revenue at the date of execution of the transactions. Revenue deferred under these arrangements is amortized straight-line over the term of the lease agreements and is included in Vacation Interest revenue. In addition, the Company collects maintenance fees from the lessees on these properties, which are accrued as earned and included in management services revenue. The direct marketing costs of the lease contracts are also deferred and amortized over the term of the leases. The leased assets consist of buildings and improvements and furniture and fixtures and are depreciated over terms of 40 years and 7 years, respectively. During the quarter ended March 31, 2004, the Company began to convey Vacation Points representing beneficial interests in a trust that holds title to the underlying resorts. See Note 7 for further details.

The Company rents unsold Vacation Interests on a short-term basis. Such resort rental revenue is accrued as earned. Also included in rental revenues are revenue on sales of one-week leases and mini-vacations which allow prospective owners to sample a resort property, which is deferred until the vacation is used by the customer or the expiration date of the one year lease or mini-vacation passes. Property management fee revenues are accrued as earned in accordance with the management contracts.

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

Interest earned on mortgages and contracts receivable is accrued as earned based on the contractual provisions of the mortgages and contracts. Interest accrual is suspended on mortgages and contracts receivable at the earliest of (i) a first payment default, (ii) the initiation of cancellation or foreclosure proceedings or (iii) when the customer’s account becomes 180 days delinquent.

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

Vacation Interest carrying cost—The Company incurs a portion of operating expenses of the homeowners’ associations based on ownership of the unsold Vacation Interests at each of the respective properties. In addition, the Company may enter into a subsidy guarantee to fund negative cash flows. All such costs are expensed as incurred.

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

In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment (“SFAS No. 123(R)”). This standard replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all companies to recognize compensation expense for all share-based payments, including stock options, at fair value. The Company is required to adopt SFAS No. 123(R) beginning in the first quarter of fiscal year 2006. The Company estimates that the adoption of SFAS No. 123(R) will result in pre-tax charges totaling approximately $1.4 million to $1.8 million during the year ending September 30, 2006.

At September 30, 2004, the Company had one primary stock option plan, the Sunterra Corporation 2002 Stock Option Plan. At the 2005 Annual Meeting held on February 25, 2005, stockholders approved the Sunterra Corporation 2005 Incentive Plan, which is described more fully in Note 9, as a replacement for the Company’s 2002 Stock Option Plan. No further awards will be granted under the 2002 Stock Option Plan.

Under the 2005 Incentive Plan, each non-employee member of the Company’s Board of Directors is entitled to an annual grant of stock-based compensation equivalent to $0.04 million to be issued in advance on the first day of the fiscal year. During the quarter ended March 31, 2005, each non-employee director was granted 4,275 shares of the Company’s common stock under this plan (based on the Company’s common stock price on September 30, 2004) as their fiscal 2005 stock-based compensation. Additionally, the Board of Directors approved restricted stock grants to certain employees for fiscal 2005 services in an amount of approximately $1.0 million, which has been expensed in general and administrative expenses in the accompanying statement of operations for the year ended September 30, 2005.

No stock-based employee compensation cost is reflected in the net (loss) income in the accompanying consolidated statements of operations, as all options granted under the Company’s stock option plans had exercise prices equal to or above the quoted or estimated market price of the underlying common stock on the date of the grant. The following table presents the Company’s pro forma net (loss) income and the pro forma net (loss) income per share had the Company adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148:

	Year ended September 30, 2005	Nine months ended September 30, 2004	Year ended December 31, 2003
Net (loss) income, as reported	$(34,734)	$21,308	$(89,199)
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,348)	(2,638)	(2,911)

Pro forma net (loss) income	$(36,082)	$18,670	$(92,110)

Basic net (loss) income per share, as reported	$(1.74)	$1.07	$(4.46)
Diluted net (loss) income per share, as reported	$(1.74)	$0.97	$(4.46)
Basic pro forma net (loss) income per share	$(1.80)	$0.93	$(4.61)
Diluted pro forma net (loss) income per share	$(1.80)	$0.86	$(4.61)

The fair value of stock options used to compute pro forma net (loss) income and pro forma net (loss) income per share disclosures is estimated using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, this model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options. The following table summarizes the Black-Scholes option-pricing model assumptions used to compute the weighted average fair value of stock options granted during the periods.

	Year ended September 30, 2005		Nine months ended September 30, 2004	Year ended December 31, 2003
Dividend yield	N/A	*	0.0%	0.0%
Expected volatility	N/A	*	58.53%	69.17%
Risk-free interest rate	N/A	*	2.76%	2.46%
Expected holding period (in years)	N/A	*	5.0	5.0
Weighted average fair value of options granted	N/A	*	$4.88	$4.80
*	Not applicable as there were no options granted during the period.

As noted in the “Net (Loss) Income Per Share” paragraph above, the Company has also issued warrants for the purchase of 1,790,148 of the Company’s common shares to non-employee creditors. The Company accounts for these issuances under SFAS No. 123, as amended by SFAS No. 148, and related interpretations, which utilizes a fair-value method of accounting. The Company used the following assumptions in estimating the fair value of these warrants: expected holding period—5 years; risk-free interest rate—3.81%; dividend yield—0%; expected volatility—50%. As discussed in Note 10, the Company amended the exercise price of 1,190,148 of these warrants in February 2004.

Income Taxes—The Company accounts for income taxes in accordance with the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which the deferred tax assets or liabilities are expected to be realized or settled. Income tax expense consists of the taxes payable for the current period and the change during the period in deferred tax assets and liabilities. For the year ended December 31, 2003 and the nine months ended September 30, 2004, the tax basis operating income of the North American operations was offset by operating losses from periods subsequent to the fresh-start date, July 29, 2002. For the year ended September 30, 2005, such tax basis operating income of the North American operations was offset by operating losses from periods prior to the fresh-start date. As such, the tax benefits first reduced goodwill, and once goodwill was exhausted, increased additional paid-in capital.

Foreign Currency Translation—Assets and liabilities in foreign locations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss is shown as a translation adjustment and is included in other comprehensive income (loss) in stockholders’ equity. Holding gains and losses from foreign currency transactions are included in the consolidated statements of operations. The Company’s European operations experienced a gain of $0.7 million and a loss of $1.0 million related to holding Euros for the year ended September 30, 2005 and nine months ended September 30, 2004, respectively. There were no significant gains or losses on foreign currency transactions during the year ended December 31, 2003.

Undesignated Derivative Instruments— In June 2005, the Company entered into four forward contracts in connection with the management of its exposure to fluctuations in foreign exchange rates and to meet its future Euro currency requirements. The contracts had a total notional value of £4.0 million for the future purchase of Euros and matured in or prior to September 2005. In September 2005, the Company entered into five new forward contracts for the same purpose. The contracts have a total notional value of £5.0 million for the future purchase of Euros and mature within one year. These contracts are marked to fair value at each reporting period and recorded on the accompanying consolidated balance sheet and are not designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Unrealized gains and losses on such contracts are recognized currently in earnings. For the year ended September 30, 2005, a gain of $0.1 million was recognized in the accompanying consolidated statement of operations as a result of these contracts. During the nine months ended September 30, 2004 and the year ended December 31, 2003, no such agreements were in effect and no amounts were due by or owed to the Company.

Other Comprehensive Income (Loss)—Other comprehensive income (loss) includes all changes in equity (net assets) from non-owner sources such as foreign currency translation adjustments. The Company accounts for other comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash, money market funds, and all highly liquid investments purchased with an original maturity date of three months or less.

Cash in Escrow and Restricted Cash—Cash in escrow consists of deposits received on sales and leases of Vacation Interests that are held in escrow until a certificate of occupancy is obtained, the legal rescission period has expired and, for sales of Vacation Interests, the deed of trust has been recorded in governmental or trustee property ownership records. Restricted cash consists primarily of cash collections on certain mortgages receivable that secure collateralized notes, cash held on behalf of homeowner associations in Europe, and proceeds from the disposition of assets that collateralize other secured borrowings.

The Company collects cash billed on behalf of homeowners’ associations in Europe, which is recorded as restricted cash, with a corresponding liability until disbursed. The Company also receives deposits at signing of sales of Vacation Interests, which are restricted until the sale closes escrow and has been recorded in governmental or trustee property ownership records, which are characterized as “escrow” cash below. Additionally, in its capacity as resort manager, the Company collects cash on overnight rental operations on behalf of owners and homeowners’ associations, which are captioned “Rental trust” below. On September 30, 2004, the Company completed a $151.7 million private offering and sale of vacation ownership receivable-backed notes (the “2004 Securitization”). Approximately $171.4 million (including $17.0 million in aggregate principal of vacation ownership receivables sold during the 90-day period commencing September 30, 2004) in aggregate principal of vacation ownership receivables collateralized the notes. Upon transferring the $17.0 million in aggregate principal of vacation ownership receivables sold during the 90-day period commencing September 30, 2004, such amounts were effectively released from Restricted Cash. The balance of approximately $12.1 million remains restricted as of September 30, 2005.

Cash in Escrow and Restricted Cash consists of the following as of the dates on the accompanying consolidated balance sheets:

	September 30, 2005	September 30, 2004
Collected on behalf of homeowners’ associations	$30,422	$38,106
Sunterra Owner Trust 2004-1 collection and reserve cash	16,678	24,204
Escrow	14,090	10,744
Bonds and deposits	6,894	12,781
Rental trust	1,482	1,540
Other	957	1,288

Total cash in escrow and restricted cash	$70,523	$88,663

Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses—Mortgages and contracts receivable originated by the Company are recorded at amortized cost, including deferred loan and contract origination costs, less the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests are capitalized and amortized over the term of the related mortgages or contracts receivable as an adjustment to interest revenue using the effective interest method.

The Company purchases mortgage receivable pools both individually and as part of business combination transactions. These purchased mortgage receivable portfolios are accounted for separately as loan pools and typically are acquired at an amount less than the contractually required payments and the outstanding principal balance. The pools are recorded at fair value, which represents the sum of the projected cash payments, discounted at a market rate of return for similar loans. The difference between the carrying amount of the loans and the projected cash flows is amortized to interest income over the life of the loan pools.

The purchased loan pools are evaluated for impairment periodically to determine if the carrying amount of the pool is recoverable through discounted projected cash flows. The estimate of future cash payments is based on various assumptions, principally the expected default and prepayment rates. Significant changes to these assumptions could have a material impact on the fair value of the purchased loan pools. The Company will record a valuation allowance when the carrying amount of the loan pool is in excess of the discounted projected future cash flows. In the event that projected cash flows increase compared to original estimates, the Company will adjust the yield on the loan pool over the remaining life of the loan pool.

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

The Company charges off mortgages and contracts receivable upon the earliest of (i) a first payment default, (ii) the initiation of cancellation or foreclosure proceedings or (iii) when the customer’s account becomes 180 days delinquent. Vacation Interests recovered on defaulted mortgages receivable are recorded in unsold Vacation Interests, net, and as a reduction of loan charge-offs at the historical cost of Vacation Interests at the respective property. All collection and foreclosure costs are expensed as incurred.

Retained Interests in Mortgages and Contracts Receivable Sold—Retained interests in mortgages and contracts receivable sold are generated upon sale of mortgages receivable and represent the net present value of the expected excess cash flow to the Company after repayment by the purchaser of principal and interest on the obligations secured by the mortgages receivable sold. The retained interests are classified as trading securities under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, based on management’s intent and the existence of prepayment options. Retained interests are marked to fair value at each reporting date based on certain assumptions and the adjustments are reported as a component of operating income (loss). During the nine month period ended September 30, 2004, the Company recorded a $2.6 million gain due to the improved performance and information on certain off-balance sheet securitized obligations. Such amounts are included in other revenue in the accompanying consolidated statement of operations. During the year ended September 30, 2005, the Company repurchased, through certain call provisions, the mortgages receivable that were included in the off-balance sheet financing arrangements which originally generated the retained interest in mortgages and contracts receivable. As a result of these transactions, the Company no longer had a retained interest in mortgages and contracts receivable balance at September 30, 2005.

The Company measured the fair value of retained interests in mortgages receivable sold at each reporting date by estimating the expected future cash flows using updated economic assumptions for the weighted average life, prepayment speed and expected default rates based on historical experience and then discounting the estimated cash flows at a current fair value interest rate. These assumptions were developed based on the static pool methodology whereby the prepayment speed and expected default rates were developed based on the age and payment characteristics of the mortgages receivable.

Other Receivables, net—Included in other receivables, net on the accompanying consolidated balance sheets are $2.9 million and $2.6 million at September 30, 2005 and 2004, respectively, of accrued interest receivable related to mortgages and contracts receivable. Other receivables also include amounts due to the Company for other revenues.

Activity in the allowance for doubtful accounts included in other receivables is as follows:

	Year ended September 30, 2005	Nine months ended September 30, 2004	Year ended December 31, 2003
Balance, beginning of period	$4,578	$5,484	$12,278
Provision for doubtful accounts	74	98	126
Receivables charged off	(352)	(1,004)	(6,920)

Balance, end of period	$4,300	$4,578	$5,484

Prepaid Expenses and Other Assets—Prepaid expenses are charged to expense as the underlying assets are used or are amortized. Financing and debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized financing costs included in interest expense was $5.4 million for the year ended September 30, 2005, $5.8 million for the nine months ended September 30, 2004 and $10.8 million for the year ended December 31, 2003. Under the terms of the Company’s Senior Subordinated Convertible Notes due 2024 (the “Notes”), a portion of the proceeds from the offering were used to purchase a portfolio of U.S. government securities that are pledged to secure the first six scheduled interest payments on the Notes. This $10.4 million was recorded in Prepaid expenses and other assets, net, and the balance on the accompanying balance sheets was $5.3 million and $8.7 million as of September 30, 2005 and 2004, respectively.

Prepaid expenses and other assets, net consist of the following as of the dates on the accompanying consolidated balance sheets:

	September 30, 2005	September 30, 2004
Prepaid commissions	$14,254	$13,999
Prepaid interest	5,265	8,714
Prepaid insurance	1,984	2,917
Prepaid maintenance fees	1,954	1,043
Other inventory/stocks	1,964	2,102
Deposits and advances	1,092	1,438
Debt issuance costs, net	8,625	11,123
Other	7,464	6,608

Total prepaid expenses and other assets, net	$42,602	$47,944

Assets Held for Sale—Assets held for sale are held at the lower of cost or their estimated fair value less costs to sell and are not subject to depreciation. Sale of the assets is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, within one year of the balance sheet date. As of September 30, 2005, assets held for sale consisted of resort properties that are being actively marketed. These properties were determined to be non-core operations and were transferred from unsold Vacation Interests during the year ended September 30, 2005. As of September 30, 2004, assets held for sale consisted of a building that formerly housed certain administrative functions that was subsequently sold for $0.8 million resulting in a gain of $0.3 million during the year ended September 30, 2005. During the nine month period ended September 30, 2004, the Company realized proceeds of $13.1 million for dispositions of assets held for sale with an aggregate book value of $12.0 million, resulting in a gain of $1.1 million.

Assets held for sale consist of the following as of the dates on the accompanying consolidated balance sheets:

	September 30, 2005	September 30, 2004
Non-core unsold Vacation Interests	$2,726	$—
Property and equipment, net	—	551

Total assets held for sale	$2,726	$551

Investment in Joint Venture—As of September 30, 2005, the Company no longer owns any partnership interests in any joint ventures. On August 10, 2005, the Company completed the acquisition of the remaining 70% partnership interests in Poipu Resort Partners, L.P., which owns and operates Embassy Vacation Resort Poipu on the Hawaiian island of Kauai. On July 7, 2004, the Company completed the acquisition of the remaining 77% partnership interests in West Maui Resort Partners, L.P., which owns and operates Embassy Vacation Resort Ka’anapali on the Hawaiian island of Maui. See Note 5 for further discussion on these transactions.

Unsold Vacation Interests—Unsold Vacation Interests are valued at the lower of cost or fair value. Development costs include acquisition costs, both hard and soft construction costs and, together with real estate costs, are allocated to unsold Vacation Interests, net. Interest, real estate taxes and other carrying costs incurred during the construction period are capitalized and such costs incurred on completed Vacation Interest inventory are expensed. Costs are allocated to Vacation Interest cost of sales under the relative sales value method. Unsold Vacation Interests, net also includes the value of Vacation Interests collateralizing delinquent mortgages and contracts receivable that have been charged off, but for which the Company does not yet hold title pending completion of the foreclosure process. The Company records inventory recoverable under defaulted mortgages at the fair value of the interval, which typically represents the carrying amount of similar intervals.

Unsold Vacation Interests, net consist of the following as of the dates on the accompanying consolidated balance sheets:

	September 30, 2005	September 30, 2004
Development costs of completed unsold Vacation Interests, net	$126,916	$123,148
Development costs of uncompleted Vacation Interest projects	16,208	10,856
Undeveloped land costs	32,279	30,059
Vacation Interests recoverable under defaulted mortgages	9,029	4,795

Unsold Vacation Interests, net	$184,432	$168,858

Property and Equipment—Buildings and leasehold improvements are depreciated using the straight-line method over the lesser of the estimated useful lives (40 years), or the remainder of the lease terms, respectively. Furniture, office equipment and computer equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to seven years.

Property and equipment consists of the following as of the dates on the accompanying consolidated balance sheets:

	September 30, 2005	September 30, 2004
Land and improvements	$10,077	$9,902
Buildings and leasehold improvements	67,955	55,211
Furniture and office equipment	15,333	17,484
Computer equipment	8,750	8,218
Software	10,164	9,345

	112,279	100,160
Less accumulated depreciation and amortization	(28,157)	(22,164)

Property and equipment, net	$84,122	$77,996

Depreciation and amortization expense related to property and equipment was $9.4 million for the year ended September 30, 2005, $6.3 million for the nine months ended September 30, 2004 and $11.2 million for the year ended December 31, 2003.

Property and equipment includes $0.3 million and $1.0 million of equipment under capital leases at September 30, 2005 and 2004, respectively. Accumulated amortization of assets acquired under capital leases at September 30, 2005 and 2004 was $0.1 million and $0.8 million, respectively. Amortization expense for capital lease assets was $0.1 million for the year ended September 30, 2005, $0.1 million for the nine months ended September 30, 2004 and $0.3 million for the year ended December 31, 2003, and is included in depreciation expense in the accompanying consolidated statements of operations. The related capital lease obligations of $0.1 million and $0.2 million are included in notes payable on the accompanying consolidated balance sheets at September 30, 2005 and 2004, respectively. See Note 15 for details regarding equipment under capital lease obligations.

Capitalized Software Costs—The Company capitalizes costs for internally developed software in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and amortizes the amounts over a period of three years.

Goodwill—As discussed in Note 2 above, the Company adopted fresh-start accounting upon emergence from Chapter 11 and eliminated all existing goodwill. Under fresh-start accounting, all assets and liabilities were restated to reflect their reorganization value, which approximated fair value at the date of reorganization. The Company determined that the reorganization value of the net assets exceeded the fair value of identifiable net assets at July 31, 2002 and recognized $153.2 million as reorganization value in excess of amounts allocable to identifiable assets—goodwill. Under SFAS No. 142, Goodwill and Other Intangible Assets, this asset is not amortized. However, the Company is required to perform an impairment test annually, or more frequently if there are triggering events. In May 2005 and December 2003, the Company recorded charges totaling $55.0 million and $91.6 million, respectively, for the impairment of the reorganization value in excess of identifiable assets—goodwill. See Note 8 for details of the impairment tests performed in 2005, 2004 and 2003.

The following table sets forth information concerning the Company’s goodwill:

	North American	European	Total
Balance as of January 1, 2003	$99,908	$53,294	$153,202
Impairment losses	(91,586)	—	(91,586)

Balance as of December 31, 2003	8,322	53,294	61,616
Goodwill acquired during the period	18,956	1,972	20,928
Other	51	164	215

Balance as of September 30, 2004	27,329	55,430	82,759
Goodwill acquired during the period	7,030	—	7,030
Goodwill adjusted for final purchase price allocation	487	(400)	87
Impairment losses	—	(55,030)	(55,030)
Provision for income taxes recorded as a credit to goodwill (See Note 13)	(8,227)	—	(8,227)

Balance as of September 30, 2005	$26,619	$—	$26,619

The purchase of Thurnham Leisure Group for approximately $3.8 million during the quarter ended March 31, 2004 resulted in the recording of approximately $2.0 million of goodwill in the European segment. During the year ended September 30, 2005, the goodwill was adjusted downward by $0.4 million related to the final purchase price allocation of the Thurnham Leisure Group acquisition. The purchase of the majority interest in West Maui Resort Partners, L.P. for approximately $105.9 million during the quarter ended September 30, 2004 resulted in the recording of approximately $19.0 million of goodwill in the North American segment. In the final purchase price allocation, goodwill was increased by $0.5 million in the year ended September 30, 2005. The purchase of the majority interest in Poipu Resort Partners, L.P. for approximately $27.8 million during the quarter ended September 30, 2005 resulted in the recording of approximately $7.0 million of goodwill (see Note 5). Such goodwill has an indefinite life and was considered when the Company conducted its annual review of goodwill for impairment to determine if goodwill with an indefinite life was impaired.

Intangible and Other Assets, net—Consisting of certain management contracts with homeowners’ associations and the unamortized value of certain intellectual property, intangible and other assets with identifiable lives are amortized over such estimated useful lives, which range from 3 to 10 years.

Intangible and other assets, net consists of the following as of the dates on the accompanying consolidated balance sheets:

	September 30, 2005	September 30, 2004
Management contracts	$2,117	$1,237
Trademarks	376	376
Other	1,199	348

	3,692	1,961
Less accumulated amortization	(1,342)	(678)

Total intangible and other assets, net	$2,350	$1,283

Amortization expense relating to intangible and other assets was $0.7 million for the year ended September 30, 2005, $0.3 million for the nine months ended September 30, 2004 and $0.3 million for the year ended December 31, 2003.

Accrued Liabilities—The Company records estimated amounts for certain accrued liabilities at each period end. Accrued liabilities are probable future sacrifices of economic benefits arising from present obligations to transfer assets or provide services to other entities in the future as a result of past transactions or events. The nature of selected balances included in accrued liabilities of the Company includes:

Accrued marketing expenses—consists of expenses for third-party tour vendors who generate tours of prospective buyers for a fee, as well as attraction tickets and travel vouchers related to providing initial incentives to prospective buyers.

Accrued escrow liability—deposits in escrow received on Vacation Interests sold.

Accrued Vacation Interests carrying costs—estimated maintenance fees and the related property taxes specific to unsold Vacation Interests.

Amounts collected on behalf of or due to homeowners’ associations—fees billed and collected by the Company’s European operations on behalf of homeowners’ associations. The funds are released to the homeowners’ associations ratably over the year or, in some instances, upon demand.

Accrued liabilities consist of the following as of the dates on the accompanying consolidated balance sheets:

	September 30, 2005	September 30, 2004
Accrued marketing	$18,131	$19,812
Amounts collected on behalf of or due to homeowners’ associations	13,236	13,208
Accrued Vacation Interests carrying costs	11,825	8,074
Accrued escrow liability	11,511	7,285
Accrued other taxes	1,082	2,478
Accrued payroll and related	10,017	7,808
Accrued servicing liability	—	3,809
Accrued professional fees	4,278	2,211
Creditor claims payable	200	2,865
Accrued commissions	3,565	1,791
Other	10,141	11,554

Total accrued liabilities	$83,986	$80,895

Deferred Revenues—The Company records deferred revenues for payments received or billed but not earned for various activities, including those described herein and summarized below. The largest and primary component relates to leases of Vacation Interests at the Company’s two resorts in St. Maarten. See Note 7 for further discussion of this component.

Deferred Club Sunterra revenue—annual Club Sunterra membership fees paid or billed to members and amortized ratably over a one-year period, one-time conversion fees paid by fixed-interval owners to convert to Club Sunterra and amortized ratably over a 10-year period (the estimated life of the membership) and the remaining portion of an advance on renewal fees amortized ratably commensurate with Club Sunterra members renewing memberships with an external exchange service.

Unearned mini-vacations—sold but unused trial Vacation Interests, ranging from three days to one week. This revenue is recognized when the purchaser completes their respective stay at one of the Company’s resorts.

Unearned management services revenue—maintenance fees billed but unearned in the Company’s capacity as the homeowners’ association for the two resorts in St. Maarten. See Note 7 for further discussion.

Deferred revenues consist of the following as of the dates on the accompanying consolidated balance sheets:

	September 30, 2005	September 30, 2004
Deferred Vacation Interest lease revenue (Note 7)	$73,623	$75,877
Deferred Club Sunterra revenue	5,918	6,430
Unearned mini-vacations	9,291	7,985
Unearned management services revenue (Note 7)	2,558	1,953
Other	3,785	2,882

Total deferred revenues	$95,175	$95,127

Recently Issued Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions (“SFAS No. 152”). SFAS No. 152 amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position (“SOP”) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS No. 152 and SOP 04-2 are effective for financial statements for fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 152 and SOP 04-2 on October 1, 2005.

This new standard provides guidance on evaluating revenue recognition with regard to timeshare transactions, evaluation of uncollectibility of notes receivable, accounting for costs of vacation interval sales, operations during holding periods, and other accounting transactions specific to timeshare operations. SFAS No. 152 requires the impact of the adoption of these provisions to be provided as a cumulative effect of a change in accounting principle. The Company is in the process of finalizing the impact of SFAS No. 152 on its statements of position, statement of operations and cash flows, but has preliminarily concluded that the cumulative effect of a change in accounting principle will be a pre-tax charge in the range of approximately $8 million to $12 million. The major component of the cumulative effect of a change in accounting principle is a deferral of Vacation Interest revenues that were valid sales at September 30, 2005 under prior accounting guidance, but upon the adoption of SFAS No. 152 will be deferred and recognized over the period in which the buyer’s commitment (as defined in SFAS No. 152) reaches 10% of the sales value of the Vacation Interest. The related Vacation Interest cost of sales and direct selling costs will also be deferred. The Company expects that the significant portion of the amounts deferred will be recognized in revenues and related cost of sales and selling costs in the first quarter of fiscal 2006.

In December 2004, the FASB issued SFAS No. 123(R). This standard replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all companies to recognize compensation expense for all share-based payments, including stock options, at fair value. The Company is required to adopt SFAS No. 123(R) beginning in the first quarter of fiscal year 2006. The Company estimates that the adoption of SFAS No. 123(R) will result in pre-tax charges totaling approximately $1.4 million to $1.8 million during the year ending September 30, 2006.

Note 4—Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses

The Company provides financing to purchasers and lessees of Vacation Interests that are collateralized by their interest in such Vacation Interests. The mortgages and contracts generally bear interest at fixed rates between 12% and 18%. The term of the mortgages and contracts typically average 7 to 10 years, and may be prepaid at any time without penalty. The contract weighted average interest rate of outstanding mortgages and contracts receivable was 13.9% and 14.2% at September 30, 2005 and 2004, respectively. Mortgages and contracts receivable in excess of 60 days past due at September 30, 2005 and 2004 were 1.9% and 3.2%, respectively, of gross mortgages and contracts receivable.

Mortgages and contracts receivable originated by the Company are recorded at amortized cost, including deferred loan and contract origination costs, less the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests have been capitalized and are amortized over the term of the related mortgages or contracts receivable as an adjustment to interest revenue using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $1.6 million for the year ended September 30, 2005, $1.5 million for the nine months ended September 30, 2004 and $0.7 million for the year ended December 31, 2003.

The Company recorded a $10.3 million premium at July 31, 2002 on mortgages and contracts receivable, which is being amortized over the life of the related mortgages and contracts receivable portfolio. At September 30, 2005 and 2004, the net unamortized premium was $3.0 million and $4.5 million, respectively. During the year ended September 30, 2005, the nine months ended September 30, 2004 and the year ended December 31, 2003, amortization of $1.5 million, $2.5 million and $2.2 million, respectively, was recorded as an adjustment of interest revenue.

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

On January 25, 2005, the Company completed a transaction resulting in the acquisition of a loan portfolio held by TerraSun, LLC, a qualified special-purpose entity created to hold a loan portfolio and issue collateralized debt to third-party investors, for approximately $4.5 million in cash. This transaction was the result of the exercise of the “clean up” call provision contained in the notes issued by TerraSun, LLC that allows the notes to be called and mortgages and contracts receivable to be transferred back to the

Company when the remaining principal value of the notes reached 10% of the original principal value. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisition and the operating results of the acquired portfolio are included in the consolidated statement of operations from the date of acquisition. The total purchase price of the loan portfolio was $19.5 million, which included net cash paid of $4.5 million plus net write-off of the retained interest in the TerraSun, LLC loan pool of $15.0 million. The tangible assets, intangible assets, liabilities and goodwill acquired totaled $18.5 million, $0.0 million, $(1.0) million and $0.0 million, respectively.

On February 25, 2005, the Company completed a transaction resulting in the acquisition of a loan portfolio held by Dutch Elm, LLC, a qualified special-purpose entity created to hold a loan portfolio and issue collateralized debt to third-party investors, for approximately $5.6 million in cash. This transaction was the result of the exercise of the “clean up” call provision contained in the notes issued by Dutch Elm, LLC that allows the notes to be called and mortgages and contracts receivable to be transferred back to the Company when the remaining principal value of the notes reached 10% of the original principal value. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisition and the operating results of the acquired portfolio are included in the consolidated statement of operations from the date of acquisition. The total purchase price of the loan portfolio was $14.5 million, which included net cash paid of $5.6 million plus net write-off of the retained interest in the Dutch Elm, LLC loan pool of $8.9 million. The tangible assets, intangible assets, liabilities and goodwill acquired totaled $13.3 million, $0.0 million, $(1.2) million and $0.0 million, respectively.

On July 31, 2005, the Company completed the acquisition of the 70% majority interest of Poipu Resort Partners, L.P. (“Poipu”) that it did not own (see Note 5 for further description). The Company allocated $20 million of the purchase price to mortgages and contracts receivable. The Company accounts for the loans acquired in the acquisition as a purchased pool of loans and has recorded the value based on the projected future cash flows, discounted at a market rate of interest.

On August 23, 2005, the Company executed an agreement with each of the beneficial note holders of Epic Receivables 1999, LLC, a Delaware Limited Liability Company (“Epic Receivables”), to purchase the outstanding principal balance of the mortgages underlying the Notes. Each of the mortgages acquired are collateralized by timeshare inventory, including Vacation Points and deeded intervals in Sunterra’s locations and other non-Sunterra owned locations. In addition, the Company acquired the defaulted loans underlying the Epic Receivables, which were also collateralized by timeshare interests in Sunterra and non-Sunterra locations. The total purchase price for the outstanding loan balance and inventory underlying the defaulted mortgages was approximately $7.9 million, of which approximately $5.6 million was allocated to mortgages receivable and $2.3 million was allocated to inventory recoverable under defaulted mortgages.

These acquired mortgages and contracts receivable are each accounted for separately as pools of loans, and therefore, use a composite interest rate and expectation of future cash flows that is estimated on the pool, rather than on a loan-by-loan basis. Loan pools acquired during each period for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Year ended September 30, 2005	Nine months ended September 30, 2004	Year ended December 31, 2003
Contractually required payments of principal and interest receivable – at acquisition	$99,689	$137,512	$8,845
Cash flows expected to be collected – at acquisition	87,149	116,173	5,687
Basis in acquired loans – at acquisition	67,647	88,423	3,533

	September 30, 2005	September 30, 2004
Outstanding loan balance at par value	$109,657	$81,426
Carrying amount	$98,691	$76,945

In calculating the cash flows expected to be collected, the Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows expected at acquisition for the aggregated loan pool. The Company determines the excess of the pool’s scheduled contractual principal and interest payments over all cash flows expected at acquisition as non-accretable difference, which will not be accreted to interest revenue. The remaining amount that represents the excess of the pool’s cash flows expected to be collected over the amount paid is accreted into interest revenue over the remaining life of the pool. Accretable yield related to the acquired pools is as follows:

Accretable yield as of January 1, 2003	$—
Portfolios acquired	2,154
Accretion	(106)

Accretable yield as of December 31, 2003	$2,048
Portfolios acquired	27,750
Accretion	(5,061)

Accretable yield as of September 30, 2004	$24,737
Portfolios acquired	19,502
Accretion	(14,694)

Accretable yield as of September 30, 2005	$29,545

Over the life of the loan pools, the Company will continue to estimate cash flows expected to be collected. The Company will evaluate on the balance sheet date whether the present value of its loans, determined using the effective interest rates, has decreased and, if so, will recognize a loss. The present value of any subsequent increase in the loan pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for the loan pool. Any remaining increases in cash flows expected to be collected will adjust the amount of accretable yield recognized on a prospective basis over the loan pool’s remaining life. As of September 30, 2005, there were no valuation allowances relating to these acquired loan pools.

Mortgages and contracts receivable, net consist of the following as of the dates on the accompanying consolidated balance sheets:

	September 30, 2005	September 30, 2004
Mortgages and contracts receivable originated	$244,525	$218,871
Mortgages and contracts receivable – purchased pools	98,691	76,945
Deferred loan and contract origination costs, net of accumulated amortization	5,986	4,770
Premium on mortgages and contracts receivable, net of accumulated amortization	2,980	4,513

Mortgages and contracts receivable, gross	352,182	305,099
Allowance for loan and contract losses associated with loan and contract originations	(28,435)	(26,530)

Total Mortgages and contracts receivable, net	$323,747	$278,569

The following reflects the scheduled contractual principal maturities of originated mortgages and contracts receivable:

Year ending September 30:
2006	$27,672
2007	23,447
2008	24,522
2009	26,045
2010	25,446
2011 and thereafter	98,714

225,846
Mortgages and contracts receivable in transit	18,679

$244,525

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

The Company charges off mortgages and contracts receivable upon the earliest of (i) a first payment default, (ii) the initiation of cancellation or foreclosure proceedings or (iii) when the customer’s account becomes 180 days delinquent. Vacation Interests recovered on defaulted mortgages receivable are recorded in unsold Vacation Interests, net, and as a reduction of loan charge-offs at the historical cost of Vacation Interests at the respective property. All collection and foreclosure costs are expensed as incurred.

Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is as follows:

	Year ended September 30, 2005	Nine months ended September 30, 2004	Year ended December 31, 2003
Balance, beginning of period	$26,530	$29,443	$32,394
Provision for loan and contract losses	12,242	7,082	6,193
Receivables charged off, net	(10,337)	(10,616)	(10,344)
Other	—	621	1,200

Balance, end of period	$28,435	$26,530	$29,443

Note 5—Acquisitions

On October 7, 2003, the U.S. Bankruptcy court for the District of Delaware approved the Company’s bid to acquire certain assets of Epic Resorts Group, and on October 30, 2003, the Company completed this purchase. On January 28, 2004, the Company completed the purchase of certain assets of Thurnham Leisure Group. On March 18, 2004, the Company completed the purchase of a loan portfolio from Prudential Securities Credit Corp. that included mortgages and contracts receivable secured by Vacation Interests in the Epic Vacation Club (the Company had previously acquired substantial amounts of unsold Vacation Interests in the Epic Vacation Club as part of the October 30, 2003 acquisition.) These transactions were accounted for as purchases under SFAS No. 141, Business Combinations (“SFAS No. 141”). Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of acquisition. The tangible assets, intangible assets, liabilities and goodwill acquired in these transactions totaled $73.3 million, $1.2 million, $2.4 million and $2.0 million, respectively.

West Maui Resort Partners, L.P. (“Ka’anapali”) owns and operates Embassy Vacation Resort Ka’anapali on the Hawaiian island of Maui. On July 7, 2004, the Company completed the acquisition of the 77% majority interest of Ka’anapali that it did not own. Prior to the transaction, the Company owned 23% of Ka’anapali and accounted for its interest under the equity method of accounting. For the periods prior to July 7, 2004, the Company’s 23% share of the results of Ka’anapali is included in “Income from investments in joint ventures” on the accompanying consolidated statement of operations. Since July 7, 2004, 100% of the operations of Ka’anapali are included in the consolidated results of the Company. The transaction was accounted for as a purchase under SFAS No. 141. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisition. During the quarter ended December 31, 2004, the Company received the final independent third-party valuation of the net assets acquired and recorded an adjustment decreasing the property and equipment recorded by $0.5 million and increasing goodwill recorded by a similar amount. As a result of such adjustment, the tangible assets, liabilities and goodwill acquired totaled $108.0 million, $10.1 million and $19.4 million, respectively. The net assets recorded of $117.3 million were offset by the elimination of the existing investment in joint venture at the date of acquisition of $11.4 million and cash drawn against the Company’s existing line of credit facility, as amended on July 7, 2004, of $105.9 million. With this transaction, the Company acquired full ownership of unsold Vacation Interests with an estimated retail value in excess of $210.0 million and acquired $46.2 million of mortgages receivable.

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

The Company previously established a qualifying entity, Blue Bison Funding Corporation, through which it transferred mortgages and contracts receivable to Barton Capital Corporation (“Barton”) and related entities as part of a $100.0 million Mortgages Receivable Conduit Facility (the “Conduit Facility”). The Company sold undivided interests in mortgages and contracts receivable to Blue Bison Funding Corporation at 95% of face value without recourse to it as to collectibility. Blue Bison Funding Corporation financed those purchases through transfers to Barton of an undivided interest in the transferred mortgages and contracts receivable for cash consideration under the Conduit Facility. The Conduit Facility expired on December 17, 2001, leaving a substantial quantity of mortgages and contracts receivable still held by Barton. On December 17, 2004, the Company completed the purchase from Barton of its rights to the mortgages and contracts receivable remaining in the loan portfolio at that date for approximately $16.4 million in cash (see Note 4).

On January 25, 2005, the Company completed a transaction resulting in the acquisition of a loan portfolio held by TerraSun, LLC, a qualified special-purpose entity created to hold a loan portfolio and issue collateralized debt to third-party investors, for approximately $4.5 million in cash. This transaction was the result of the exercise of the “clean up” call provision contained in the notes issued by TerraSun, LLC that allows the notes to be called and mortgages and contracts receivable to be transferred back to the Company when the remaining principal value of the notes reaches 10% of the original principal value (see Note 4).

On February 25, 2005, the Company completed a transaction resulting in the acquisition of a loan portfolio held by Dutch Elm, LLC, a qualified special-purpose entity created to hold a loan portfolio and issue collateralized debt to third-party investors, for approximately $5.6 million in cash. This transaction was the result of the exercise of the “clean up” call provision contained in the notes issued by Dutch Elm, LLC that allows the notes to be called and mortgages and contracts receivable to be transferred back to the Company when the remaining principal value of the notes reaches 10% of the original principal value (see Note 4).

On July 22, 2005, the Company acquired 46 one and two bedroom apartments at the Eden Bay Resort in Malta for approximately $7.9 million. Malta is located in the Mediterranean Sea between Italy and Tunisia and the five-star Eden Bay Resort is located within the InterContinental Hotel.

Poipu Resort Partners, L.P. (“Poipu”) owns and operates Embassy Vacation Resort Poipu on the Hawaiian island of Kauai. On August 10, 2005, the Company completed the acquisition of the 70% majority interest of Poipu that it did not own. Prior to the transaction, the Company owned 30% of Poipu and accounted for its interest under the equity method of accounting. For the periods prior to July 31, 2005, the Company’s 30% share of the results of Poipu is included in “Income from investments in joint ventures” on the accompanying consolidated statement of operations. Since July 31, 2005, 100% of the operations of Poipu are included in the consolidated results of the Company. The transaction was accounted for as a purchase under SFAS No. 141. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisition. The allocation of the purchase price to goodwill and intangibles is subject to change based on final valuation of net assets and is based upon management’s assessments of independent third-party valuations and management’s estimates.

With this transaction, the Company acquired full ownership of unsold Vacation Interests with an estimated retail value in excess of $30.1 million and acquired $20.0 million of mortgages receivable.

The following table summarizes the estimated fair values assigned to the assets acquired and liabilities assumed at the date of acquisition:

Tangible Assets:
Cash in escrow and restricted cash	$369
Mortgages and contracts receivable, net	19,966
Other receivables	798
Unsold Vacation Interests	6,784
Property and equipment	820
Other assets	809

$29,546

Liabilities:
Accounts payable	$691
Accrued liabilities	2,943
Notes payable	183

3,817

Net tangible assets acquired	25,729
Goodwill (a)	7,030

Net assets acquired	32,759
Less: Conversion of investment in joint venture to equity	(4,986)

Total cash consideration paid	$27,773

(a)	All goodwill may be non-deductible for tax purposes.

The purchase price for Poipu consists of the following:

Cash	$27,773
Liabilities assumed	3,817

Total purchase price	$31,590

The goodwill from the business combinations has an indefinite life and is considered when the Company conducts its annual review of goodwill for impairment. The Company has omitted pro-forma disclosures to reflect the above business combinations as the effects of such business combinations were deemed insignificant.

Note 6—Concentrations of Risk

Credit Risk—The Company is exposed to on-balance sheet credit risk related to its mortgages and contracts receivable. The Company offers financing to the buyers and lessees of Vacation Interests at the Company’s resorts. The Company bears the risk of defaults on promissory notes delivered to it by buyers of Vacation Interests. If a buyer of a Vacation Interval defaults, the Company generally must foreclose on the Vacation Interval (or, in the case of Vacation Points, by exercise of a power of sale) and attempt to resell it. The associated marketing, selling, and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Interests. Although in many cases the Company may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws that limit the Company’s ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, the Company has generally not pursued this remedy. If a lessee of a Vacation Interval defaults, the lessee forfeits its contract rights previously held to use the Vacation Interval, and the Company is able to transfer title of the Vacation Interval to a trust out of which the Company will convey Vacation Points representing beneficial interests in such trust without further recovery efforts.

Availability of Funding Sources—The Company has historically funded mortgages and contracts receivable and unsold Vacation Interests with borrowings through its financing facilities, sales of mortgages and contracts receivable, internally generated funds, and proceeds from public debt and equity offerings. Borrowings are in turn repaid with the proceeds received by the Company from repayments of such mortgages and contracts receivable. To the extent that the Company is not successful in maintaining or replacing existing financings, it would have to curtail its operations or sell assets, thereby resulting in a material adverse effect on the Company’s results of operations, cash flows, and financial condition.

Geographic Concentration—The Company’s owned and serviced loan portfolio borrowers are geographically diversified within the United States and internationally. At September 30, 2005, borrowers residing in the United States accounted for approximately 96.5% of the Company’s loan portfolio. With the exception of California, Arizona and Florida, which represented 21.1%, 11.7% and 5.3%, respectively, no state or foreign country concentration accounted for in excess of 5.0% of the serviced portfolios. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well being of the borrowers.

Foreign Currency Risk—For the year ended September 30, 2005 and the nine months ended September 30, 2004, total revenues denominated in a currency other than U.S. dollars, primarily revenues derived from the United Kingdom, were approximately 22.0% and 30.0%, respectively, of total revenues. The Company’s net assets maintained in a functional currency other than U.S. dollars at September 30, 2005 and 2004, primarily assets located in Western Europe, were approximately 28.9% and 48.6%, respectively, of total net assets. The effects of changes in foreign currency exchange rates have not historically been material to the Company’s operations or net assets. At September 30, 2005, the Company’s subsidiary in the United Kingdom, whose functional currency is the British Pound Sterling, held approximately 4.6 million Euros. That subsidiary expects to utilize approximately 2.5 million Euros per month for operating purposes. To the extent it holds Euros at any point in time, it is subject to gains and losses as the exchange rate between British Pound Sterling and Euros fluctuates.

In June 2005, the Company entered into four forward contracts in connection with the management of its exposure to fluctuations in foreign exchange rates and to meet its future Euro currency requirements. The contracts had a total notional value of £4.0 million for the future purchase of Euros and matured in or prior to September 2005. In September 2005, the Company entered into five new forward contracts for the same purpose. The contracts have a total notional value of £5.0 million for the future purchase of Euros and mature within one year. These contracts are marked to fair value at each reporting period and recorded on the accompanying consolidated balance sheet and are not designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Unrealized gains and losses on such contracts are recognized currently in earnings. For the year ended September 30, 2005, a gain of $0.1 million was recognized in the accompanying consolidated statement of operations as a result of these contracts. During the 12 months ended September 30, 2004, no agreements were in effect and no amounts were due by or owed to the Company.

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

Note 7—St. Maarten Transactions

Leases of Vacation Interests

The Company owns and operates two resorts in St. Maarten, Netherlands Antilles. Prior to March 2004, the Company conveyed Vacation Interests in these resorts under long-term leases for a period of 99 years at one resort, and at the other, a term expiring in 2050 and subject to extension for an aggregate term not to exceed 99 years. During the quarter ended March 31, 2004, the Company began to convey Vacation Points representing beneficial interests in a trust that holds title to the underlying resorts.

The leases entered into prior to the change during the quarter ended March 31, 2004 when the Company began to convey Vacation Points are deemed to be operating leases under current accounting pronouncements. As such, the sales value of the related Vacation Interests is recorded as deferred revenue at the date of execution of each transaction and amortized on a straight-line basis over the term of the related lease agreement. The unamortized balance of the sales value is included within deferred revenues on the accompanying consolidated balance sheets. The direct sales and marketing costs of these transactions are also deferred and amortized on a straight-line basis over the term of the related lease agreements. The unamortized balance of the direct sales and marketing costs is included within the caption prepaid expenses and other assets, net on the accompanying consolidated balance sheets.

On a monthly basis, the Company recognizes a portion of the deferred revenue relating to these leases and includes this within the Vacation Interest revenue on the accompanying consolidated statements of operations. Likewise, the Company recognizes a portion of the deferred sales and marketing costs on a monthly basis within advertising, sales and marketing expenses on the accompanying consolidated statements of operations.

Current accounting guidance requires the related hard and soft construction costs of the leased Vacation Interests to be included within property and equipment, net on the accompanying consolidated balance sheets and depreciated following the Company’s normal depreciation policies. At its other resorts, the Company capitalizes all of the hard and soft construction costs within unsold Vacation Interests, net on the accompanying consolidated balance sheets and such costs are allocated to Vacation Interest cost of sales under the relative sales value method. During the quarter ended March 31, 2004, in conjunction with the change from long-term leases to Vacation Points, approximately $3.9 million of the hard and soft construction costs of the unleased Vacation Interests were reclassified from property and equipment, net to unsold Vacation Interests, net.

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

The following table summarizes the amounts on the accompanying consolidated balance sheets relating to the two St. Maarten resorts, as of the end of the reported periods:

	September 30, 2005	September 30, 2004
Prepaid expenses and other assets, net (direct sales and marketing costs)	$11,043	$11,382

Property and equipment	$11,526	$11,855
Accumulated depreciation	(1,433)	(1,040)

Property and equipment, net	$10,093	$10,815

Deferred revenue	$73,623	$75,877

The following table summarizes the amounts recognized in the accompanying consolidated statements of operations relating to the leases discussed above, for the periods indicated:

	Year ended September 30, 2005	Nine months ended September 30, 2004	Year ended December 31, 2003
Vacation Interest revenue	$1,567	$1,958	$3,953
Advertising, sales and marketing costs	234	294	593

Homeowners’ Association Transactions

In the Company’s capacity as the homeowners’ association for these resorts, it collects maintenance fees from the lessees and the trust, which are accrued as earned, generally over a 12-month period. The homeowners’ association will also periodically bill the lessees for capital projects assessments to repair and replace the amenities of these resorts, as well as special assessments to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are recognized as income by the reserve funds of the homeowners’ association during the period in which they are assessed.

The revenues relating to the homeowners transactions are included within the management services revenue line item and totaled $7.6 million for the year ended September 30, 2005, $5.9 million for the nine months ended September 30, 2004 and $9.3 million for the year ended December 31, 2003. Expenses, except for the provision for bad debt and depreciation expenses, are included in general and administrative expenses in the accompanying statements of operations.

Note 8—Impairment of Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.

As of September 30, 2005, the Company’s goodwill consisted of the reorganization value in excess of identifiable assets identified in the adoption of fresh-start accounting upon emergence from bankruptcy in July 2002 and the excess cost over fair value of net assets acquired in transactions completed during fiscal 2004 and 2005, net of impairment of goodwill recorded in 2003 and in 2005. SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), requires that goodwill be tested for impairment at least annually, or more frequently if circumstances exist to indicate potential impairment. Although the Company’s policy is to perform the required testing during its last fiscal quarter, a decline in profitability in the European segment/reporting unit during the third quarter of fiscal 2005 was deemed to be an indicator that a potential impairment existed and, as such, the testing of the European segment was tested for impairment at that time. Under SFAS No. 142, goodwill is to be tested for impairment at the reporting unit level. The Company identified its North American and European reporting units to be tested for impairment.

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

The Company utilized a market value approach in its estimate of the fair value of the European segment/reporting unit. The estimate indicated that an impairment might exist and the second step of the impairment test was performed. After comparing the implied fair value of the goodwill to its carrying value, the Company concluded an impairment of $55.0 million existed and, as a result, a charge of $55.0 million was recorded in the quarter ended June 30, 2005. See Note 2 for further discussion.

For the annual impairment tests in 2005, 2004 and 2003, the Company utilized a discounted cash flow approach, as well as a market value approach, in its estimate of the fair value of the respective reporting units. After comparing the implied fair value of the goodwill to its carrying value, the Company concluded no impairment existed in the fiscal year ended September 30, 2005 or the nine months ended September 30, 2004, with the exception of the $55.0 million charge already recorded. In 2003, both methods determined that the carrying value of the North American reporting unit exceeded its fair value and as a result a charge of $91.6 million was recorded in the quarter ended December 31, 2003.

During the quarter ended September 30, 2003, after notable decreases in market conditions, the Company evaluated the recorded value of its former headquarters building in Orlando, Florida, and determined that an impairment existed. The impairment was calculated to be $0.9 million. The asset and related charge were recorded in the Company’s North American reporting unit.

In addition, during the quarter ended September 30, 2003, the Company completed development and implementation of its new enterprise operating software, referred to within the Company as ATLAS. With the implementation of ATLAS, the Company no longer utilizes the software formerly used to facilitate and manage several functions of the Company’s business. Under the guidelines of SFAS No. 144, substantially all of the recorded value of this software was deemed to be of no value and an impairment charge of $0.5 million was recorded in the quarter ended September 30, 2003. During the quarter ended December 31, 2003, the Company also evaluated certain Vacation Interests recovered from defaulted notes, and determined that an impairment existed and recorded a charge of $0.9 million. The asset and related charge were recorded in the Company’s North American reporting unit.

Note 9—Stock Options

The Company accounts for stock options issued to employees under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized in the accompanying consolidated statements of operations, as all options granted under the Company’s stock option plans had exercise prices equal to or above the quoted or estimated market price of the underlying common stock on the date of the grant.

At September 30, 2004, the Company had one primary stock option plan, the Sunterra Corporation 2002 Stock Option Plan, under which certain employees could be granted options to purchase a total of 3,000,000 shares of the Company’s common stock. At the 2005 Annual Meeting held on February 25, 2005, stockholders approved the Sunterra Corporation 2005 Incentive Plan as a replacement for the Company’s 2002 Stock Option Plan. Under the Company’s 2005 Incentive Plan, effective for the fiscal year ended September 30, 2005, certain employees may be granted various forms of equity compensation aggregating to 3,000,000 shares of the Company’s common stock. The 3,000,000 share maximum is comprised of the sum of approximately 1,350,000 shares of newly authorized common stock and not more than approximately 1,650,000 shares of common stock that are subject to options granted under the Company’s 2002 Stock Option Plan, which expire, are forfeited or otherwise terminate without the delivery of the shares of common stock.

A summary of the Company’s stock options (actual number of shares) for the year ended September 30, 2005, the nine months ended September 30, 2004 and the year ended December 31, 2003 is presented in the following table:

	Year Ended September 30, 2005		Nine Months Ended September 30, 2004		Year Ended December 31, 2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding options, beginning of period	1,688,062	—	1,391,821	—	—	—
Granted	—	—	443,750	$15.07	1,395,321	$15.25
Exercised	(4,602)	$15.25	—	—	—	—
Forfeited or cancelled	(130,522)	$15.25	(147,509)	$15.25	(3,500)	$15.25

Outstanding options, end of period	1,552,938	$15.20	1,688,062	$15.20	1,391,821	$15.25

Exercisable at end of period	1,266,974	$15.19	927,118	$15.16	414,723	$15.25

All stock options issued by the Company were issued to employees or members of the Board of Directors at an exercise price of $15.25 except for 18,750 options issued at an exercise price equal to the fair market value of the Company’s common stock on the grant date. The exercise price of such options is $12.74 for 9,375 stock options and $9.11 for 9,375 stock options.

Note 10—Borrowings

Line of Credit Agreements

On July 29, 2002, the Company entered into a two-year agreement for a $300.0 million senior secured working capital credit facility (“Senior Finance Facility”) with Merrill Lynch Mortgage Capital, Inc. The proceeds of the Senior Finance Facility were used to pay amounts payable under certain creditor agreements, provide mortgage receivable and other working capital financing to the Company and to pay fees and expenses related to the Senior Finance Facility. A portion of the proceeds from the initial funding drawn on the Senior Finance Facility was used to pay off amounts outstanding under the Company’s previous senior finance facility.

On July 28, 2005, the Company entered into a fourth amendment (the “Amendment”) with Merrill Lynch Mortgage Capital, Inc. to amend its Senior Finance Facility. The Amendment reduced the interest rates charged on the portion of the facility secured by eligible mortgages and contracts receivable from one-month LIBOR plus 2.25% to one-month LIBOR plus 1.5% for mortgages and contracts secured by Vacation Interests at all eligible Sunterra properties except the former Epic Resorts Group properties, for which the interest rate was reduced to one-month LIBOR plus 2.0%. The advance rate under loans secured by such mortgages and contracts receivable was increased from 85% to 92% for mortgages and contracts secured by Vacation Interests at all eligible Sunterra properties, except the former Epic Resorts Group properties, for which the advance rate was set at 70%. The Amendment also added “in-transit” mortgages and contracts receivable to the borrowing base, at an advance rate of 50%, subject to a maximum of $5 million of borrowings. Advance rates on unsold Vacation Interests remained at 90%. The Amendment also added Poipu as a borrower on the Senior Finance Facility as of August 20, 2005 and provides for borrowings secured by Poipu’s eligible mortgages receivable and eligible unsold Vacation Interests. In addition, the general liens and certain operational covenants were removed, the annual facility fees were reduced to $2.0 million per year, the commission equal to 1.5% of Vacation Interest revenue on the sale of inventory acquired from Epic Resorts Group was settled for a lump sum payment of $0.8 million, the unused line fees were reduced to 0.2% per annum and the term of the Senior Finance Facility was extended to July 31, 2007.

From February 2004 until July 2005, the interest rate on the portion of the line secured by eligible mortgages and contracts receivable was the one-month LIBOR rate plus 2.25%, and, for the portion of the line secured by eligible unsold Vacation Interests, the rate was the one-month LIBOR rate plus 4.0%. Prior to February 2004, borrowings under the Senior Finance Facility bore interest at an annual rate equal to one-month LIBOR plus 3%, 5% or 7%, depending on the amounts outstanding and on the type of asset collateralizing various advances.

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

In addition to the facility fee (2.5% of $300.0 million) paid in connection with the commitment and the closing of the Senior Finance Facility and an anniversary fee of 1.5% due on the anniversary of the initial borrowing, the Company issued a warrant exercisable for 1,190,148 shares of the Company’s common stock at an exercise price of $15.25 per share (the deemed value of the shares), subject to adjustment under certain anti-dilution provisions of the warrant and agreed to pay an unused commitment fee of 0.25% per annum on the excess availability under the Senior Finance Facility. The $8.7 million value of the warrant issued to the Senior Finance Facility lender was determined using a Black-Scholes model based on a risk-free interest rate of 3.81%, expected volatility of 50% and an expected life of 5 years. The February 2004 amendment reduced the exercise price of warrants to purchase 1,190,148 shares of the Company’s common stock from $15.25 per share to $14.00 per share and also required the Company to pay Merrill Lynch Mortgage Capital, Inc. a commission equal to 1.5% of Vacation Interest revenue on the sale of inventory acquired from Epic Resorts Group. As a result of the February 2004 amendment, an additional $0.4 million was recorded to reflect the decrease in exercise price. The value of the warrant was recorded as a capitalized financing cost that is amortized over the term of the financing agreement. The February 2004 amendment also stipulated that facility fees equal to 0.75% of $300.0 million were due and payable on July 29, 2004 and July 29, 2005, with the latter fee being prorated through the then termination date of February 28, 2006.

For the year ended September 30, 2005, the nine months ended September 30, 2004, and the year ended December 31, 2003, amortization of $4.2 million, $5.5 million and $10.8 million, respectively, of debt issuance costs related to the Senior Finance Facility is included in interest expense in the accompanying consolidated statements of operations. The Senior Finance Facility also requires the Company to pay an additional cash interest amount monthly when certain conditions are not met. The total amount of such additional cash interest payments made during the year ended September 30, 2005, the nine months ended September 30, 2004, and the year ended December 31, 2003 was $0.0 million, $0.3 million and $2.2 million, respectively.

At September 30, 2005, the maximum capacity to borrow, amounts outstanding, and remaining availability under the Senior Finance Facility were $300.0 million, $198.8 million and $101.2 million, respectively. The capacity and availability of borrowings under the Senior Finance Facility are based on the value of eligible mortgages and contracts receivable and the value of eligible unsold Vacation Interests. The Senior Finance Facility is secured by a first priority lien on the mortgages and contracts receivable and unsold Vacation Interests. The weighted average interest rate of these borrowings at September 30, 2005 was 5.8% per annum.

The Company’s Senior Finance Facility contains various restrictions and limitations that may affect its business and affairs. These include restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. This facility also requires the Company to maintain certain financial ratios and comply with other financial covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations under the Senior Finance Facility or other loan agreements, could result in foreclosure by the lenders of their security interests in the Company’s assets, and could otherwise have a material adverse effect on the Company.

The Company has capitalized interest related to ongoing construction projects of $0.5 million for the year ended September 30, 2005, $0.2 million and for the nine months ended September 30, 2004, and $0.4 million for the year ended December 31, 2003.

Senior Subordinated Convertible Notes

On March 29, 2004, the Company issued $95.0 million in 3 3/4% Senior Subordinated Convertible Notes due 2024 (the “Notes”). The Notes were issued at a price of $1,000 per Note and pay interest semi-annually on March 29 and September 29 of each year, beginning on September 29, 2004 at the rate of 3.75% per annum. The Notes will mature on March 29, 2024. Under the terms of the indenture, the Company was required to use a portion of the proceeds from the offering to purchase a portfolio of U.S. government securities that are pledged to secure the first six scheduled interest payments on the Notes. This $10.4 million was recorded in Prepaid expenses and other assets, net, and the balance on the accompanying balance sheets as of September 30, 2005 and 2004 was $5.3 million and $8.7 million, respectively. Other than this pledge, the Notes are unsecured obligations.

The Notes are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion rate of 62.5027 shares per $1,000 principal amount of the Notes once: the price of the Company’s common stock is more than 110% of such implied conversion price of $16.00 per common share for more than 20 trading days during the last 30 trading days of a calendar quarter; the Notes are called for redemption; or specified corporate transactions or significant distributions to holders of the Company’s common stock have occurred. In addition, the Notes are convertible during the five business day period after any five consecutive trading day period ending on or prior to March 29, 2019 in which the trading price per note for each day of that five trading day period was less than 98% of the product of the sale price of the Company’s common stock and the conversion rate on each such day.

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

For the year ended September 30, 2005 and the nine months ended September 30, 2004, amortization of $0.5 million and $0.3 million, respectively, of debt issuance costs related to the Notes was recorded and is included in interest expense in the accompanying consolidated statements of operations.

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

For the year ended September 30, 2005, amortization of $0.7 million of debt issuance costs related to the 2004 Securitization was recorded and is included in interest expense in the accompanying consolidated statements of operations.

Notes Payable

Notes payable consist of the following as of the dates on the accompanying consolidated balance sheets:

	September 30, 2005	September 30, 2004
Capital lease obligations	$149	$218
Other notes payable	1,292	2,043

Total notes payable	$1,441	$2,261

The contractual maturities of borrowings excluding capital lease obligations (see Note 15 for maturities of capital lease obligations) are as follows:

Due in the year ending September 30:
2006	$282
2007	199,140
2008	315
2009	404
2010	—
2011 and thereafter	208,671

$408,812

Note 11—Segment and Geographic Information

The Company currently operates in two geographic segments, the North American and European segments. Both of these segments operate in one industry segment that includes the development, marketing, sales, financing and management of vacation ownership resorts. The European segment includes operations in the United Kingdom, Italy, Spain, Portugal, Austria, Norway, Malta, Germany and France. The Company’s management evaluates performance of each segment based on profit or loss from operations before income taxes not including extraordinary items and the cumulative effect of change in accounting principles. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). No single customer accounts for a significant amount of the Company’s revenues. Information about the Company’s operations in different geographic locations is shown below:

	North American	European	Eliminations	Total
Year ended September 30, 2005
Revenues from external customers	$330,828	$93,102	$—	$423,930
Interest expense	24,496	3,683	(3,087)	25,092
Depreciation and amortization expense	5,888	4,161	—	10,049
Impairment of goodwill	—	55,030	—	55,030
Income on investments in joint ventures	538	—	—	538
Income (loss) before income tax provision	40,524	(58,343)	(3,087)	(20,906)
Expenditures for additions to long-lived assets other than business combinations	3,622	7,850	—	11,472
Other profit and loss items, including non-cash amounts:
Restructuring costs	—	1,967	—	1,967

Nine Months ended September 30, 2004
Revenues from external customers	$200,981	$86,119	$—	$287,100
Interest expense	16,226	2,049	(2,003)	16,272
Depreciation and amortization expense	3,629	2,889	—	6,518
Income on investments in joint ventures	1,551	—	—	1,551
Income before income tax provision	17,321	8,292	(2,003)	23,610
Expenditures for additions to long-lived assets other than business combinations	2,601	4,212	—	6,813

Year ended December 31, 2003
Revenues from external customers	$201,914	$104,999	$—	$306,913
Interest expense	26,287	2,442	(2,420)	26,309
Depreciation and amortization expense	7,878	3,671	—	11,549
Impairment of goodwill	91,586	—	—	91,586
Impairment of assets	2,297	—	—	2,297
Income on investments in joint ventures	3,340	—	—	3,340
(Loss) income before income tax (benefit) provision	(103,461)	21,791	(2,420)	(84,090)
Expenditures for additions to long-lived assets other than business combinations	4,494	3,998	—	8,492
Other profit and loss items, including non-cash amounts:
Restructuring costs	1,274	—	—	1,274
Reorganization expenses, net	(619)	—	—	(619)

Nine Months ended September 30, 2003 (Unaudited)
Revenues from external customers	$149,663	$80,464	$—	$230,127
Interest expense	18,153	376	—	18,529
Depreciation and amortization expense	5,893	2,512	—	8,405
Impairment of assets	1,400	—	—	1,400
Income on investments in joint ventures	2,475	—	—	2,475
(Loss) income before income tax (benefit) provision	(8,202)	15,367	—	7,165
Expenditures for additions to long-lived assets other than business combinations	3,591	2,132	—	5,723
Other profit and loss items, including non-cash amounts:
Restructuring costs	1,008	—	—	1,008
Reorganization expenses, net	(664)	—	—	(664)

Selected Balance Sheet Items
Segment assets as of September 30, 2005	$696,654	$151,757	$(51,903)	$796,508
Segment assets as of September 30, 2004	677,687	209,984	(50,813)	836,858
Segment assets as of December 31, 2003	487,674	212,410	(46,031)	654,053
Segment assets as of September 30, 2003	568,882	183,321	(36,406)	715,797
Assets held for sale as of September 30, 2005	924	1,802	—	2,726
Assets held for sale as of September 30, 2004	551	—	—	551
Assets held for sale as of December 31, 2003	11,953	—	—	11,953
Assets held for sale as of September 30, 2003	2,289	—	—	2,289
Investment in joint ventures as of September 30, 2004	7,187	—	—	7,187
Investment in joint ventures as of December 31, 2003	20,702	—	—	20,702
Investment in joint ventures as of September 30, 2003	20,950	—	—	20,950

Note 12—Employee Benefit Plans

The Company has established a qualified retirement plan (the “401(k) Plan”), with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code of 1986, as amended. Subject to certain limitations, the 401(k) Plan allows participating employees to defer up to 15% of their eligible compensation on a pre-tax basis. The 401(k) Plan allows the Company to make discretionary matching contributions of up to 50% of employee contributions, though no such matching contributions were made during the nine months ended September 30, 2004 or the year ended December 31, 2003. During the year ended September 30, 2005, the Company made matching contributions of $.06 million.

The Company has a self-insured health plan which covers substantially all of its full time employees in the United States. The health plan uses employee and employer contributions to pay eligible claims. To supplement the plan, the Company has stop-loss insurance to cover individual claims in excess of $0.2 million. The Company has accrued for claims that have been incurred but not reported.

Effective October 11, 2000, the Company implemented an employee retention plan for certain management and other key employees. The purpose of the plan was to encourage these employees to continue their employment with the Company during the Chapter 11 proceedings. The plan provided up to $3.0 million in retention bonuses for employees covered by the plan, subject to continued employment and the plan’s eligibility and vesting requirements. Effective August 21, 2001, the Company amended its key employee retention plan. The Company paid $1.0 million in bonuses under the retention plan during the year ended December 31, 2003. No amounts have been paid under the retention plan subsequent to 2003.

Note 13—Income Taxes

The components of the provision for income taxes are summarized as follows:

	Year ended September 30, 2005	Nine months ended September 30, 2004	Year ended December 31, 2003
Current:
Federal	$734	$—	$—
State	50	25	50
Foreign	(556)	2,465	4,753

Total current provision for income taxes	228	2,490	4,803

Deferred:
Federal	12,136	—	—
State	1,464	—	—
Foreign	—	(188)	306

Total deferred provision (benefit) for income taxes	13,600	(188)	306

Provision for income taxes	$13,828	$2,302	$5,109

The reconciliation between the statutory provision for income taxes and the actual provision for income taxes is shown as follows:

	Year ended September 30, 2005	Nine months ended September 30, 2004	Year ended December 31, 2003
Income tax at U.S. federal statutory rate	$12,734	$5,606	$(35,069)
State tax, net of federal benefit	1,455	666	(4,008)
Non-deductible goodwill	—	—	36,614
Non-deductible goodwill—foreign	16,509	—	—
Reorganization expenses	—	—	112
Foreign taxes	(17,065)	2,277	5,059
Other nondeductible differences	195	249	(154)
Change in valuation allowance	(3,442)	(6,496)	2,555
Change in valuation allowance allocated to APIC	3,442	—	—

Provision for income taxes	$13,828	$2,302	$5,109

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets and liabilities are as follows:

	September 30, 2005	September 30, 2004
Deferred tax assets:
Allowances for losses	$12,061	$10,934
Unsold Vacation Interests adjustments	10,918	6,406
Intangible assets	7,007	10,680
Deferred profit	27,158	26,852
Accrued liabilities	7,556	9,301
Foreign deferrals	2,288	—
Net operating loss carryover	42,238	45,515
State net operating loss carryover	4,255	4,744
Minimum tax credit carryover	1,943	1,269

Total gross deferred tax assets	115,424	115,701
Valuation allowance	(108,714)	(112,136)

Total net deferred tax assets	6,710	3,565

Deferred tax liabilities:
Installment sales	(3,407)	(539)
Foreign deferrals	—	(534)
Fixed Assets	(957)	(2,492)

Total deferred tax liabilities	(4,364)	(3,565)

Net deferred tax asset	$2,346	$—

At September 30, 2005, the Company had available approximately $120.7 million of unused federal net operating loss carryforwards and $106.4 million of unused state net operating loss carryforwards (the “NOLs”) that may be applied against future taxable income. These NOLs expire on various dates from 2006 through 2021.

As a result of the bankruptcy and a subsequent ownership change (as defined by Internal Revenue Code section 382) during 2003, the remaining NOL utilization will be limited by Internal Revenue Code section 382 to approximately $9.8 million per year. In addition, various tax attributes of entities were reduced as of January 1, 2003.

As a result of uncertainties regarding the Company’s ability to generate sufficient taxable income to utilize its net operating loss carryforwards, the Company recorded a valuation allowance against the balance of its net deferred tax assets as of September 30, 2005. Pursuant to SFAS No. 109 and SOP 90-7, any reductions to the valuation allowance that existed as of the fresh start-date will be adjusted to goodwill until it is exhausted, and then to additional paid in-capital.

Provision has not been made for taxes on approximately $46.6 million and $48.9 million of undistributed earnings of foreign subsidiaries as of September 30, 2005 and 2004, respectively. Those earnings have been and expect to be reinvested in the foreign subsidiaries. The American Jobs Creation Act of 2004 provides a special provision whereby United States taxpayers could have foreign earnings repatriated and receive a dividends received deduction of 85%. As of the filing of the financial statements, the Company has not completed its evaluation to determine if any foreign earnings would be repatriated, and expects to complete its evaluation before the end of the period in which repatriation of foreign earnings can take place. The Company is not in a position to provide an estimate of the amount that would be considered for repatriation. In the event that the earnings are repatriated, the Company may have to provide additional tax expense, net of foreign tax credits. Further, these earnings could become subject to additional tax if the Company were to sell its stock in the subsidiaries.

Note 14—Related Party Transactions

Delinquent Maintenance Fee Receivables Agreements

Effective January 2005, the Company entered into agreements with various homeowners’ associations to purchase current year delinquent maintenance fee receivables from them at par value in North America. Such agreements contain provisions for the Company to utilize the Vacation Interests associated with such maintenance fees in the current year and to reclaim such Vacation Interests in the future. Each such agreement provides for an initial June 30 settlement date and adjustments thereafter. The Company’s obligation under such agreements as of the settlement date totaled approximately $5.4 million, including approximately $1.9 million related to current year use rights of the underlying Vacation Interests (expensed during calendar 2005 as a component of Vacation Interest carrying cost) and approximately $3.5 million that will either be collected from the owners or remain on the Company’s balance sheet as the cost basis of the reclaimed underlying Vacation Interests. In one of the homeowners’ association agreements, the Company agreed to purchase other fees relating to special assessments. These special assessment fees are not yet delinquent, but the Company has the obligation to purchase any delinquent fees, which could range between $0.4 million and $0.9 million. The amount of this obligation will be determined in the second quarter of fiscal 2006.

Joint Ventures

In August 2005, the Company purchased the remaining 70% partnership interest in Poipu Resort Partners, L.P. (“Poipu”) and, in July 2004, purchased the remaining 77% partnership interest in West Maui Resort Partners, L.P. (“Ka’anapali”) and, as such, the Company is no longer a minority partner in any joint venture. For the year ended September 30, 2005 and the nine months ended September 30, 2004, the Company received $2.7 million and $3.2 million, respectively, in cash distributions from Poipu. For the nine months ended September 30, 2004, the Company received $0.5 million in cash distributions from Ka’anapali. The Company also receives fees from both Poipu and Ka’anapali for providing property management as well as oversight of the sales and marketing functions, which are included in the totals for management services revenue. See “Management Services” paragraph below.

Management Services

Included within the amounts reported as management services revenue are revenues from property management services provided to the homeowners’ associations of the resorts wherein the Company owns either unsold Vacation Interests or is a minority owner, as well as fees earned for management of sales and marketing functions at certain resorts. These amounts totaled $19.7 million for the year ended September 30, 2005, $15.5 million for the nine months ended September 30, 2004 and $21.1 million for the year ended December 31, 2003.

Under contracts approved by the Boards of Trustees of the homeowners’ association for certain resorts, the Company serves as the property manager for these resorts. Additionally, the Company has contractual agreements with the homeowners’ associations of certain resorts to provide telephone services to the property. Accounts receivable due from the homeowners’ associations generally are for management fees and other operating and maintenance expenses. Amounts payable to homeowners’ associations, consisting primarily of maintenance fees for unsold Vacation Interests, are included in accrued liabilities. The Company also periodically advanced funds to the joint venture entity in which the Company was a minority partner (see “Joint Ventures” paragraph above). The following table shows the balances outstanding from related parties on the accompanying consolidated balance sheets:

	September 30, 2005	September 30, 2004
Receivable from homeowners’ associations	$17,261	$5,931
Advances to joint venture	—	348

Total	$17,261	$6,279

Included within the amount reported as management services revenue are revenues earned from managing the off-balance sheet trusts which hold legal title to the vacation property real estate out of which the Company will convey Vacation Points to its customers. These amounts totaled $3.1 million for the year ended September 30, 2005 and $0.6 million for the nine months ended September 30, 2004. In addition, the trusts bill the Company annual dues related to unsold Vacation Interests which are recorded in Vacation Interest carrying cost. These amounts totaled $8.1 million for the year ended September 30, 2005 and $2.7 million for the nine months ended September 30, 2004.

Note 15—Commitments and Contingencies

Lease Agreements

The Company leases certain computer and other equipment under capital lease agreements, the maturities of which are outlined in the table below. See Note 3 for further details regarding leased computers and other equipment.

The Company also leases office space, off-premises sales booths and certain office equipment under operating leases. Total rental expense under operating leases was $6.3 million for the year ended September 30, 2005, $4.5 million for the nine months ended September 30, 2004 and $3.2 million for the year ended December 31, 2003. Many of these agreements have renewal options, subject to inflationary adjustments, including the leases on the Company’s primary offices in North Las Vegas, Nevada.

At September 30, 2005, future minimum lease payments on capital and operating leases were as follows:

	Capital Leases	Operating Leases
Year Ending September 30
2006	$107	$6,060
2007	41	4,389
2008	13	3,198
2009	3	1,944
2010	—	589
2011 and thereafter	—	2,280

Total minimum lease payments	164	$18,460

Less: Amount representing interest	(15)

Present value of net minimum lease payments	$149

Purchase Obligations

The Company has entered into various purchase obligations totaling $30.2 million as of September 30, 2005 primarily relating to construction commitments and information technology related items for fiscal 2006.

Litigation and Other

In 1997 the Company purchased, for $3.5 million, a perpetual license to use certain computer software from RCI Technology Corp. (“RCITC”), formerly known as Resort Computer Corporation. The RCITC software was later modified, and ultimately substantially re-written, to create the Company’s former enterprise computer system (known as “SWORD”), which was used by the Company’s North American operations until, following the Company’s emergence from bankruptcy, SWORD was replaced by the Company’s present proprietary ATLAS computer system. In 2002, RCITC filed a motion in the Chapter 11 proceedings alleging that the license agreement should be deemed rejected, which RCITC asserts would have the effect of terminating the license. The Company opposed the motion, and the Bankruptcy Court ruled in favor of Sunterra and denied RCITC’s motion. On January 10, 2003, the United States District Court of Maryland affirmed the order of the Bankruptcy Court, denying the motion of RCITC. RCITC further appealed that decision to the United States Court of Appeals, Fourth Circuit, which granted RCITC’s appeal on March 18, 2004. On remand, the Bankruptcy Court held on September 8, 2005 that the RCITC license was deemed rejected as of July 29, 2002, the date of the Company’s emergence from bankruptcy. On September 22, 2005 the Company commenced a declaratory judgment action against RCITC in the United States District Court for the District of Colorado (Denver) seeking a declaration that, having paid the $3.5 million fee for a perpetual license to the RCITC software, the “rejection” of that license did not terminate the Company’s right to use the software, and that Sunterra’s use of SWORD following July 29, 2002 until it was replaced by ATLAS was not an infringement of RCITC’s copyright to the RCITC software. RCITC has answered the complaint, denying the Company’s allegations, and asserting a counterclaim against Sunterra seeking a second payment of the $3.5 million license fee, as well as additional damages.

The Company has answered RCITC’s counterclaims, denying liability and asserting as a defense that the RCITC software was defective. Discovery has not yet commenced in this litigation.

In 1997 and 1998 the Company entered into a series of agreements to acquire Vacation Internationale, a separate points-based vacation ownership club that was managed by the Company (under the name of Sunterra Pacific) until December 31, 2003. Under the terms of these agreements, the Company’s subsidiary, Sunterra Pacific Inc., was required to transfer certain remainder interests in Vacation Internationale apartments to entities controlled by the founders of Vacation Internationale (“VI Founders”). Over the years, many of these remainders were either purchased by the Company from the VI Founders, or were transferred to them pursuant to the terms of these agreements. However, for a variety of reasons, transfer of the remainders for a Mexican resort, as well as a resort located on Native American land in Palm Springs, California, was delayed. In 2003, the VI Founders sued the Company and Sunterra Pacific in Washington State Court, King County (Seattle), asserting various claims arising from the alleged breach by the Company and Sunterra Pacific of these agreements. The Company was later dismissed as a defendant and, during 2004, the case against Sunterra Pacific was stayed in order for the parties to pursue settlement negotiations. Unless the stay is continued, the case is scheduled for trial commencing in April 2006.

In addition, the Company is also currently subject to litigation and claims regarding employment, tort, contract, construction, sales taxes and commission disputes, among others. Much of such litigation and claims were pre-petition and were treated as general unsecured creditors under the Company’s Plan of Reorganization. Management believes that none of these actions, including the actions described above, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

In October 2004, a standby letter of credit in the amount of $1.5 million was issued on the Company’s behalf to Citrus Insurance Company, a wholly-owned subsidiary of the Company. In March 2005, Citrus Insurance Company issued $7.7 million of surety bonds on behalf of other subsidiaries of the Company.

In addition to the surety bonds issued by Citrus Insurance Company, third-party financial institutions have issued surety bonds totaling $6.3 million as of September 30, 2005 on the Company’s behalf to an affiliated homeowners’ association securing certain maintenance fee obligations due from the Company and for various other business purposes.

The Company has entered into employment contracts with certain key management employees that specify severance payments upon termination of the contracts. The employment contracts all specify stock compensation to be granted. See Note 9 for information regarding stock compensation due under these contracts.

The Company’s subsidiary in Europe has obtained a license from the Civil Aviation Authority (the “CAA”) to operate as a tour operator through September 2006. Under the license with the CAA, the Company has agreed to limit repayment of advances between the Company and its subsidiary in Europe to those amounts that have been outstanding less than one year, which approximates $6.4 million at September 30, 2005, unless prior approval is received.

Note 16—Fair Value of Financial Instruments

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

Note 17—Quarterly Financial Information (Unaudited)

	Three Months Ended
	09/30/05		06/30/05		03/31/05	12/31/04
Total Revenues	$123,760		$108,049		$95,411	$96,710

Income (loss) from operations	$12,538	(a)	$(46,530	) (b)	$3,584	$8,964

Net income (loss)	$7,169	(a)	$(50,114	) (b)	$2,459	$5,752

Earnings (loss) per common share—basic	$0.36		$(2.50)		$0.12	$0.29

Earnings (loss) per common share—diluted	$0.30		$(2.50)		$0.12	$0.24

	Three Months Ended
	09/30/04		06/30/04		03/31/04	12/31/03
Total Revenues	$116,326		$94,885		$75,889	$76,786

Income (loss) from operations	$15,033		$7,670		$(644)	$(92,120	) (c)

Net income (loss)	$12,941		$7,670		$697	$(91,981	) (c)

Earnings (loss) per common share—basic	$0.65		$0.38		$0.03	(4.60)

Earnings (loss) per common share—diluted	$0.54		$0.33		$0.03	$(4.60)

(a)	Amount includes a restructuring charge of $1.0 million.
(b)	Amount includes an impairment of goodwill and a restructuring charge of $55.0 million and $0.9 million, respectively.
(c)	Amount includes an impairment of goodwill, restructuring charge and an impairment of assets of $91.6 million, $0.3 million and $0.9 million, respectively.

All adjustments that are, in the opinion of the Company’s management, necessary to fairly present the results of the quarterly financial information above, have been made.

Note 18—Subsequent Events

On October 31, 2005, the Company sold a $35.0 million portfolio with a carrying value of approximately $32.5 million of mortgages receivable to Merrill Lynch Mortgage Lending, Inc., which resulted in a gain of approximately $3.0 million. Under the terms of the agreement, Merrill Lynch Mortgage Lending, Inc. paid $36.1 million in cash for a portfolio of $35 million of receivables secured by Vacation Interests at Sunterra properties. The sale was on a non-recourse basis and the Company retained the right to service the receivables sold. The Company receives adequate compensation for providing the servicing functions. As such, no asset or liability will be recognized on the consolidated balance sheet for the servicing rights retained. The pool of 5,250 receivables has a weighted-average seasoning of approximately four years and a weighted-average interest rate of 14.6%. Approximately 4,200 receivables representing $24 million of the receivables sold were either originated by Epic Resort Group and subsequently purchased by Sunterra, or were included in Sunterra’s former off-balance sheet pools repurchased by the Company in fiscal 2005.

On December 5, 2005, the Company acquired the land adjacent to the Misiones del Cabo Hotel and Resort property in Cabo San Lucas, Mexico. The Company’s site plan calls for three building phases. The total cost of the project at full build out will be approximately $50.0 million, which includes initial consideration of nearly $11.0 million for oceanfront land, the related resort hospitality management contract, and construction deposits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. The Company believes that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management’s report on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K and is incorporated by reference herein.

Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm’s attestation report on management’s assessment of our internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K and is incorporated by reference herein.

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed by the Company in a report on Form 8-K during the quarter ended September 30, 2005, but that was not reported.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this item (other than the information at the end of Part I with respect to executive officers) will be set forth in our definitive proxy statement in connection with our fiscal 2006 annual meeting of stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, which is incorporated by reference herein, or if such proxy statement is not so filed on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

ITEM 11. Executive Compensation

The information required by this item will be set forth in our definitive proxy statement in connection with our fiscal 2006 annual meeting of stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, which is incorporated by reference herein, or if such proxy statement is not so filed on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy statement in connection with our fiscal 2006 annual meeting of stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, which is incorporated by reference herein, or if such proxy statement is not so filed on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

ITEM 13. Certain Relationships and Related Transactions

The information required by this item will be set forth in our definitive proxy statement in connection with our fiscal 2006 annual meeting of stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, which is incorporated by reference herein, or if such proxy statement is not so filed on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

ITEM 14. Principal Accounting Fees and Services

The information required by this item will be set forth in our definitive proxy statement in connection with our fiscal 2006 annual meeting of stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, which is incorporated by reference herein, or if such proxy statement is not so filed on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

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

No.	Description

3.1	Articles of Amendment and Restatement of Sunterra Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

3.1a	Amendment to Articles of Amendment and Restatement of Sunterra Corporation (incorporated by reference to Exhibit 3.1a to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

3.2	Amended and Restated Bylaws of Sunterra Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

3.2a	Amendment to Amended and Restated Bylaws of Sunterra Corporation (incorporated by reference to Exhibit 3.2a to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

3.2b	Amendment to Amended and Restated Bylaws of Sunterra Corporation (incorporated by reference to Exhibit 3.2b to the Company’s Current Report on Form 8-K (date of event: December 23, 2004)).

4.1	Indenture dated as of March 29, 2004 between Sunterra Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4.2	Indenture dated as of September 1, 2004 between Sunterra Owner Trust 2004-1, as Issuer, Sunterra Financial Services, Inc., as Servicer and Wells Fargo Bank, National Association, as Indenture Trustee, Custodian and Back-Up Servicer (incorporated by reference to Exhibit 4.2 to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

10.1	Third Amended and Restated Joint Plan of Reorganization, dated May 9, 2002, of Sunterra Corporation and its debtor affiliates under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (date of event: May 9, 2002)).

10.2	Confirmation Order, dated June 20, 2002, of the Bankruptcy Court (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3	Loan Agreement, dated as of July 29, 2002, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) as amended by Amendment No. 1 dated as of December 20, 2002 and further amended by Amendment No. 2 dated February 13, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) and further amended by Amendment No. 3 dated July 7, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.4	Amendment No. 2, dated February 13, 2004, to Loan Agreement dated July 29, 2002, as amended by Amendment No. 1 dated December 20, 2002, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.5	Amendment No. 3, dated July 7, 2004, to Loan Agreement dated July 29, 2002, as amended by Amendment No. 1 dated December 20, 2002, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries and Amendment No. 2, dated February 13, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.6	Amendment No. 4, dated July 28, 2005, to Loan Agreement dated July 29, 2002, as amended by Amendment No. 1 dated December 20, 2002, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries, Amendment No. 2, dated February 13, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries and Amendment No. 3, dated July 7, 2004 by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.7	Warrant Agreement, dated as of July 29, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) as amended by Amendment No. 1 dated February 13, 2004 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003), by and between Sunterra Corporation and Merrill Lynch Mortgage Capital, Inc.

10.8	Amendment No. 1, dated February 13, 2004, to Warrant Agreement dated as of July 29, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) by and between Sunterra Corporation and Merrill Lynch Mortgage Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

*10.9	Sunterra Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

*10.9a	Form of Stock Option Agreement Under the Sunterra Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: October 29, 2004)).

*10.10	Sunterra Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on February 25, 2005 (File number 333-123006)).

*10.11	Sunterra Corporation Specifications for Annual Incentive Awards Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: October 13, 2005)).

*10.12	Sunterra Corporation Specifications for Performance Share Awards Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: October 13, 2005)).

*10.13	Form of Executive Retention Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: October 13, 2005)).

10.14	Warrant Agreement, dated as of July 29, 2002, by and between Sunterra Corporation and Mellon Investor Services, LLC, as warrant agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

10.15	Registration Rights Agreement, dated as of July 29, 2002, by and among Sunterra Corporation, Merrill Lynch Mortgage Capital, Inc. and certain initial holders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

10.16	Registration Rights Agreement dated as of March 29, 2004 between Sunterra Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CRT Capital Group (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.17	Pledge Agreement dated as of March 29, 2004 by and among Sunterra Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.18	Standard Definitions dated as of September 1, 2004 to the Trust Agreement dated as of September 24, 2004 between Sunterra Ownership, LLC, as Owner and U.S. Bank Trust, National Association, as Owner Trustee and the Indenture dated as of September 1, 2004 between Sunterra Owner Trust 2004-1, as Issuer, Sunterra Financial Services, Inc., as Servicer and Wells Fargo Bank, National Association, as Indenture Trustee, Custodian and Back-Up Servicer (incorporated by reference to Exhibit 10.13 to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

10.19	Trust Agreement dated as of September 24, 2004 between Sunterra Ownership, LLC, as Owner and U.S. Bank Trust, National Association, as Owner Trustee (incorporated by reference to Exhibit 10.14 to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

*10.20	Amended and Restated Employment Agreement dated as of November 19, 2001 between Sunterra Corporation and Nicholas Benson (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (date of event: January 25, 2002)).

*10.20a	Letter Agreement between the Company and Nicholas J. Benson, dated October 13, 2005 regarding extension of employment agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: October 13, 2005)).

*10.21	Employment Agreement dated as of September 9, 2002 between Sunterra Corporation and Steven E. West (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.22	Employment agreement between Sunterra Corporation and David Lucas dated May 24, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: June 27, 2005)).

*10.23	Employment Agreement dated as of May 21, 2001 between Sunterra Corporation and Andrew Gennuso (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.24	Employment Agreement dated as January 24, 2003 between Sunterra Corporation and Frederick C. Bauman (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

*10.25	Employment Agreement dated as June 25, 2004 between Sunterra Corporation and Robert A. Krawczyk (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

*10.26	Employment Agreement dated as February 23, 2004 between Sunterra Corporation and David R. Harris (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

+*10.27	Description of Compensation of Non-Employee Directors

+*10.28	Description of Certain Information Regarding Employment and Compensation Arrangements with Certain Executive Officers

+21	Subsidiaries of Sunterra Corporation

+23.1	Consent of Independent Registered Public Accounting Firm

+31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory management plan
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTERRA CORPORATION

December 12, 2005	By:	/s/ NICHOLAS J. BENSON
	Name:	Nicholas J. Benson
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ NICHOLAS J. BENSON Nicholas J. Benson	President, Chief Executive Officer and Director (Principal Executive Officer)	December 12, 2005

/s/ STEVEN E. WEST Steven E. West	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 12, 2005

/s/ ROBERT A. KRAWCZYK Robert A. Krawczyk	Vice President and Corporate Controller (Principal Accounting Officer)	December 12, 2005

/s/ DAVID GUBBAY David Gubbay	Chairman of the Board and Director	December 12, 2005

/s/ JAMES H. DICKERSON, JR. James H. Dickerson, Jr.	Director	December 12, 2005

/s/ OLOF S. NELSON Olof S. Nelson	Director	December 12, 2005

/s/ JAMES A. WEISSENBORN James A. Weissenborn	Director	December 12, 2005

/s/ CHARLES F. WILLES Charles F. Willes	Director	December 12, 2005

EXHIBITS INDEX

No.	Description

3.1	Articles of Amendment and Restatement of Sunterra Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

3.1a	Amendment to Articles of Amendment and Restatement of Sunterra Corporation (incorporated by reference to Exhibit 3.1a to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

3.2	Amended and Restated Bylaws of Sunterra Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

3.2a	Amendment to Amended and Restated Bylaws of Sunterra Corporation (incorporated by reference to Exhibit 3.2a to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

3.2b	Amendment to Amended and Restated Bylaws of Sunterra Corporation (incorporated by reference to Exhibit 3.2b to the Company’s Current Report on Form 8-K (date of event: December 23, 2004)).

4.1	Indenture dated as of March 29, 2004 between Sunterra Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4.2	Indenture dated as of September 1, 2004 between Sunterra Owner Trust 2004-1, as Issuer, Sunterra Financial Services, Inc., as Servicer and Wells Fargo Bank, National Association, as Indenture Trustee, Custodian and Back-Up Servicer (incorporated by reference to Exhibit 4.2 to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

10.1	Third Amended and Restated Joint Plan of Reorganization, dated May 9, 2002, of Sunterra Corporation and its debtor affiliates under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (date of event: May 9, 2002)).

10.2	Confirmation Order, dated June 20, 2002, of the Bankruptcy Court (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3	Loan Agreement, dated as of July 29, 2002, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) as amended by Amendment No. 1 dated as of December 20, 2002 and further amended by Amendment No. 2 dated February 13, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) and further amended by Amendment No. 3 dated July 7, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.4	Amendment No. 2, dated February 13, 2004, to Loan Agreement dated July 29, 2002, as amended by Amendment No. 1 dated December 20, 2002, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.5	Amendment No. 3, dated July 7, 2004, to Loan Agreement dated July 29, 2002, as amended by Amendment No. 1 dated December 20, 2002, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries and Amendment No. 2, dated February 13, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.6	Amendment No. 4, dated July 28, 2005, to Loan Agreement dated July 29, 2002, as amended by Amendment No. 1 dated December 20, 2002, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries, Amendment No. 2, dated February 13, 2004, by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries and Amendment No. 3, dated July 7, 2004 by and between Merrill Lynch Mortgage Capital, Inc., as agent for certain lenders party thereto, and Sunterra Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.7	Warrant Agreement, dated as of July 29, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) as amended by Amendment No. 1 dated February 13, 2004 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003), by and between Sunterra Corporation and Merrill Lynch Mortgage Capital, Inc.

10.8	Amendment No. 1, dated February 13, 2004, to Warrant Agreement dated as of July 29, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)) by and between Sunterra Corporation and Merrill Lynch Mortgage Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

*10.9	Sunterra Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

*10.9a	Form of Stock Option Agreement Under the Sunterra Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: October 29, 2004)).

*10.10	Sunterra Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on February 25, 2005 (File number 333-123006)).

*10.11	Sunterra Corporation Specifications for Annual Incentive Awards Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: October 13, 2005)).

*10.12	Sunterra Corporation Specifications for Performance Share Awards Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: October 13, 2005)).

*10.13	Form of Executive Retention Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (date of event: October 13, 2005)).

10.14	Warrant Agreement, dated as of July 29, 2002, by and between Sunterra Corporation and Mellon Investor Services, LLC, as warrant agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

10.15	Registration Rights Agreement, dated as of July 29, 2002, by and among Sunterra Corporation, Merrill Lynch Mortgage Capital, Inc. and certain initial holders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (date of event: July 29, 2002)).

10.16	Registration Rights Agreement dated as of March 29, 2004 between Sunterra Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CRT Capital Group (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.17	Pledge Agreement dated as of March 29, 2004 by and among Sunterra Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.18	Standard Definitions dated as of September 1, 2004 to the Trust Agreement dated as of September 24, 2004 between Sunterra Ownership, LLC, as Owner and U.S. Bank Trust, National Association, as Owner Trustee and the Indenture dated as of September 1, 2004 between Sunterra Owner Trust 2004-1, as Issuer, Sunterra Financial Services, Inc., as Servicer and Wells Fargo Bank, National Association, as Indenture Trustee, Custodian and Back-Up Servicer (incorporated by reference to Exhibit 10.13 to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

10.19	Trust Agreement dated as of September 24, 2004 between Sunterra Ownership, LLC, as Owner and U.S. Bank Trust, National Association, as Owner Trustee (incorporated by reference to Exhibit 10.14 to the Company’s Transition Report on Form 10-K for the transition period ended September 30, 2004).

*10.20	Amended and Restated Employment Agreement dated as of November 19, 2001 between Sunterra Corporation and Nicholas Benson (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (date of event: January 25, 2002)).

*10.20a	Letter Agreement between the Company and Nicholas J. Benson, dated October 13, 2005 regarding extension of employment agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: October 13, 2005)).

*10.21	Employment Agreement dated as of September 9, 2002 between Sunterra Corporation and Steven E. West (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.22	Employment agreement between Sunterra Corporation and David Lucas dated May 24, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (date of event: June 27, 2005)).

*10.23	Employment Agreement dated as of May 21, 2001 between Sunterra Corporation and Andrew Gennuso (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.24	Employment Agreement dated as January 24, 2003 between Sunterra Corporation and Frederick C. Bauman (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

*10.25	Employment Agreement dated as June 25, 2004 between Sunterra Corporation and Robert A. Krawczyk (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

*10.26	Employment Agreement dated as February 23, 2004 between Sunterra Corporation and David R. Harris (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

+*10.27	Description of Compensation of Non-Employee Directors

+*10.28	Description of Certain Information Regarding Employment and Compensation Arrangements with Certain Executive Officers

+21	Subsidiaries of Sunterra Corporation

+23.1	Consent of Independent Registered Public Accounting Firm

+31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory management plan
+	Filed herewith