Form 10-Q
period 2005-12-31
SUNTERRA CORP
filed 2006-02-14
CIK 1016577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

Number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at February 6, 2006: 19,719,896

SUNTERRA CORPORATION AND SUBSIDIARIES

SUNTERRA CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Sunterra Corporation and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended September 30, 2005 as amended in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The accompanying unaudited consolidated financial statements should be reviewed in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this report. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended December 31, 2005 and 2004

(In thousands, except per share amounts)

(Unaudited)

	2005	2004
Revenues:
Vacation Interest, net of estimated uncollectible revenue of $4,497 and $0, respectively	$68,537	$67,423
Resort rental	—	6,662
Management, member and other services	19,989	12,503
Interest	10,570	10,122
Gain on sale of receivables	2,088	—

Total revenues	101,184	96,710

Costs and Operating Expenses:
Vacation Interest cost of sales	12,293	10,194
Advertising, sales and marketing	38,510	38,867
Vacation Interest carrying cost, net	3,585	8,784
Provision for doubtful accounts and loan losses	—	2,531
Management, member and other services	12,221	6,540
Loan portfolio	1,526	1,476
General and administrative	15,383	11,038
Gain on sales of assets	(44)	(192)
Depreciation and amortization	2,438	2,415
Interest, net of capitalized interest of $104 and $161, respectively	5,609	6,093

Total costs and operating expenses	91,521	87,746

Income from operations	9,663	8,964
Income from investment in joint venture	—	258

Income before provision for income taxes and cumulative effect of change in accounting principle	9,663	9,222
Provision for income taxes	4,209	3,470

Income before cumulative effect of change in accounting principle	5,454	5,752
Cumulative effect of change in accounting principle, net of tax	(13,056)	—

Net (loss) income	$(7,602)	$5,752

Income before cumulative effect of change in accounting principle per share:
Basic	$0.27	$0.29
Diluted	$0.23	$0.24
Net (loss) income per share:
Basic	$(0.38)	$0.29
Diluted	$(0.27)	$0.24

Weighted average number of common shares outstanding:
Basic	20,089	20,000
Diluted	26,029	25,940

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and September 30, 2005

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2005	September 30, 2005
ASSETS
Cash and cash equivalents	$19,303	$14,698
Cash in escrow and restricted cash	74,331	70,523
Mortgages and contracts receivable, net of allowances of $48,295 and $28,435 at December 31, 2005 and September 30, 2005, respectively	244,471	323,747
Due from related parties, net	20,301	17,261
Other receivables, net	24,461	25,082
Deferred tax asset	11,502	2,346
Prepaid expenses and other assets, net	44,639	42,602
Assets held for sale	2,467	2,726
Unsold Vacation Interests, net	210,237	184,432
Property and equipment, net	85,863	84,122
Goodwill, net	26,619	26,619
Intangible and other assets, net	2,273	2,350

Total assets	$766,467	$796,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings under line of credit agreements	$161,299	$198,849
Accounts payable	10,035	10,712
Accrued liabilities	102,657	83,986
Income taxes payable	97	2,119
Deferred revenues	96,397	95,175
Securitization notes	106,441	113,671
Senior subordinated convertible notes	95,000	95,000
Notes payable	1,510	1,441

Total liabilities	573,436	600,953

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 75,000 shares authorized at December 31, 2005 and September 30, 2005; 19,718 and 19,441 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively)	197	194
Additional paid-in capital	313,315	303,233
Accumulated deficit	(124,550)	(116,948)
Deferred equity compensation	(2,633)	—
Accumulated other comprehensive income	6,702	9,076

Total stockholders’ equity	193,031	195,555

Total liabilities and stockholders’ equity	$766,467	$796,508

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended December 31, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
Operating activities:
Net (loss) income	$(7,602)	$5,752
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,438	2,415
Provision for doubtful accounts and loan losses	—	2,531
Allowance for uncollectible Vacation Interest revenue	4,497	—
Amortization of capitalized financing costs, deferred loan and contract origination costs and other	1,880	2,086
Income from investment in joint venture	—	(258)
Gain on sales of assets	(44)	(192)
Gain on foreign currency	(213)	(589)
Gain on sale of mortgages receivable	(2,088)	—
Gain on sale of mortgages receivable included in Vacation Interest revenue	(1,087)	—
Proceeds from sale of mortgages receivable	36,559	—
Provision for income taxes recorded as a reduction to goodwill	—	2,496
Provision for income taxes recorded as an increase to additional paid-in capital	6,209	—
Deferred income taxes	(924)	—
Stock-based compensation grant	1,267	—
Changes in retained interests in mortgages and contracts receivable sold	—	(264)
Cumulative effect of change in accounting principle	13,056	—
Changes in operating assets and liabilities:
Cash in escrow and restricted cash	(4,718)	198
Mortgages and contracts receivable	738	(353)
Due from related parties, net	(3,040)	(900)
Other receivables, net	375	5,372
Prepaid expenses and other assets, net	(553)	(854)
Unsold Vacation Interests, net	(5,991)	1,633
Accounts payable	(581)	(2,444)
Accrued liabilities	19,389	12,821
Income taxes payable	(2,013)	(99)
Deferred revenues	(1,533)	(4,116)

Net cash provided by operating activities	56,021	25,235

Investing activities:
Proceeds from sales of assets	308	822
Capital expenditures	(7,100)	(3,914)
Purchase of mortgage pools and recoverable inventory	—	(16,050)
Purchase of businesses, net of cash acquired	—	(10,120)
Increase in intangible and other assets, net	(85)	(95)
Distributions from investment in joint venture	—	609

Net cash used in investing activities	(6,877)	(28,748)

Financing activities:
Borrowings under line of credit agreements	15,000	33,581
Proceeds from issuance of notes payable	94	23
Payments on line of credit agreements	(52,550)	(27,692)
Payments on notes payable and mortgage-backed securities	(7,255)	(9,377)

Net cash used in financing activities	(44,711)	(3,465)

(Continued)

SUNTERRA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS —Continued

Three Months Ended December 31, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
Effect of changes in exchange rates on cash and cash equivalents	172	2,644

Net increase (decrease) in cash and cash equivalents	4,605	(4,334)
Cash and cash equivalents, beginning of period	14,698	26,842

Cash and cash equivalents, end of period	$19,303	$22,508

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,771	$4,106
Cash paid for taxes, net of tax refunds	979	1,063

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets held for sale reclassified to Unsold Vacation Interests	$43	$—
Property and equipment transferred to Goodwill (See Note 3—Acquisitions)	—	460
Property and equipment transferred to Unsold Vacation Interests	1,746	247

The accompanying notes are an integral part of these consolidated financial statements.

SUNTERRA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except where stated and per share data)

(Unaudited)

Note 1—Background and Business

Sunterra Corporation, a Maryland corporation (together with its wholly owned subsidiaries hereafter referred to as “Sunterra” or the “Company”) was incorporated in May 1996 as KGK Resorts, Inc. and was later known as Signature Resorts, Inc. At the time of its August 1996 initial public offering, the Company owned nine vacation ownership resorts in Hawaii, Florida, South Carolina, Missouri, California and in the Caribbean. The Company became known as Sunterra Corporation in the second quarter of 1998. Sunterra has grown to become one of the world’s largest vacation ownership companies, as measured by the number of individual resort locations and owner families. At December 31, 2005, the Company had more than 317,000 owner families vacationing at 98 resorts in 13 countries located in North America, Hawaii, Europe and the Caribbean. See Note 12 for detailed geographic segment information.

The operations of Sunterra include (i) acquiring, developing, and operating vacation ownership resorts, (ii) marketing and selling vacation ownership interests to the public in the form of both vacation points, representing a beneficial interest in a trust which holds title to vacation property real estate for the benefit of purchasers of those points which may be redeemed for occupancy rights for varying lengths of stay at participating resort locations and for certain other travel products and services (“Vacation Points”), and vacation ownership interests, entitling the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity (“Vacation Intervals”), and together with Vacation Points, (“Vacation Interests”), (iii) providing consumer financing to individual purchasers of Sunterra’s Vacation Interests, (iv) providing collection services and resort rental, management and maintenance services to vacation ownership resorts, for which the Company receives fees paid by the resorts’ homeowners associations, and (v) operating the Company’s membership and exchange programs.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Reference to Annual Report on Form 10-K

These unaudited consolidated financial statements were prepared using the requirements outlined by the Securities and Exchange Commission (“SEC”) for preparation of interim financial statements. It is presumed that users of the unaudited interim consolidated financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote disclosures that would substantially duplicate the disclosure contained in the most recent annual report to security holders or latest audited consolidated financial statements, such as a statement of significant accounting policies and practices and details of accounts which have not changed significantly in amount or composition since the end of the most recently completed fiscal year, may be omitted. Please review the accompanying unaudited consolidated financial statements in conjunction with the accounting policies and detailed disclosures contained in our Annual Report on Form 10-K for the year ended September 30, 2005, filed with the SEC on December 14, 2005, as well as all the financial information contained in interim and other reports filed with the SEC after that date.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all majority-owned subsidiaries in which the Company exercises control. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting. The Company does not have any interests in any entity considered to be a variable interest entity for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended in December 2003 by FASB Interpretation 46R. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of these entities. As discussed in Note 3, in August 2005 the Company purchased the remaining 70% partnership interest in Poipu Resort Partners, L.P. (“Poipu”), and in July 2004 purchased the remaining 77% partnership interest in West Maui Resort Partners, L.P. (“Ka’anapali”) and, as such, the Company is no longer a minority partner in any joint venture. All significant intercompany transactions and balances have been eliminated from the unaudited consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company in preparation of its unaudited consolidated financial statements include: (i) mortgages and contracts receivable allowance for loan and contract losses, (ii) provision for uncollectible Vacation Interest revenue ,(iii) expected future cash flows from pools of mortgages and contracts receivable acquired, (iv) estimated net realizable value of assets held for sale, (v) future sales plans used to allocate certain unsold Vacation Interests to Vacation Interest cost of sales under the relative sales value method, (vi) impairment of long-lived assets including goodwill, and (vii) the valuation allowance recorded against deferred tax assets. It is at least reasonably possible that a material change in one of these estimates may occur in the near term and cause actual results to differ materially.

Net (Loss) Income Per Share

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of net (loss) income available to common shareholders assuming dilution follows:

	Three months ended December 31, 2005	Three months ended December 31, 2004
Net (loss) income available to common shares outstanding	$(7,602)	$5,752
Effect of dilutive securities:
3 3/4% Senior Subordinated Convertible Notes due 2024, net of tax	619	596

Net (loss) income available to diluted common shares outstanding	$(6,983)	$6,348

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

	Three months ended December 31, 2005	Three months ended December 31, 2004
Basic weighted average common shares outstanding	20,089	20,000
Effect of dilutive securities:
Stock options issued under the Sunterra Corporation 2002 Stock Option Plan	2	2
Deemed conversion of 3 3/4% Senior Subordinated Convertible Notes due 2024	5,938	5,938

Diluted weighted average common shares outstanding	26,029	25,940

For the three months ended December 31, 2005, a total of 1,790,148 shares attributable to the potential exercise of outstanding warrants and 1,496,074 shares of the Company’s common stock attributable to the potential exercise of outstanding options under the Sunterra Corporation 2002 Stock Option Plan were excluded from the calculation of diluted loss per share because the exercise price of the warrants and options exceeded the average price of the Company’s common stock. For the three months ended December 31, 2004, a total of 1,790,148 shares attributable to the potential exercise of outstanding warrants and 1,591,687 shares of the Company’s common stock attributable to the potential exercise of outstanding options under the Sunterra Corporation 2002 Stock Option Plan were excluded from the calculation of diluted income per share because the exercise price of the warrants and options exceeded the average price of the Company’s common stock.

During the three months ended December 31, 2005 and 2004, respectively, 16,672 shares and 7,486 shares of common stock were issued to certain creditors upon the completion of certain claims processes in connection with the Company’s Plan of Reorganization, bringing the cumulative total to 1,386,250 shares as of December 31, 2005. An additional distribution of 568,673 shares of the Company’s common stock will be made to certain former creditors on a pro rata basis for no cash consideration upon the completion of certain claims processes in connection with the Company’s Plan of Reorganization. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, these shares of common stock to be issued are considered to be outstanding and included in the computation of net income (loss) per share of the Company.

Adoption of SFAS No. 152 and the resulting Cumulative Effect of Change in Accounting Principle

Effective October 1, 2005, the Company adopted SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions (“SFAS No. 152”). SFAS No. 152 amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position (“SOP”) 04-2, Accounting for Real Estate Time-Sharing Transactions (“SOP 04-2”). This Statement also amends SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. SFAS No. 152 provides guidance on evaluating revenue recognition for timeshare transactions, evaluation of uncollectibility of mortgages receivable, accounting for costs of Vacation Interest sales, operations during holding periods (or incidental operations), and other accounting transactions specific to time share operations. Restatement of previously reported financial statements is not permitted. Accordingly, as a result of the adoption of SFAS No. 152, the Company’s financial statements for periods beginning on or after October 1, 2005 are not comparable, in all respects, with those prepared for periods ending prior to October 1, 2005.

Under SFAS No. 152, Vacation Interest revenue is divided into separate components which include the revenue earned on the sale of the Vacation Interest and the revenue earned on the sales incentive given to the customer as motivation to purchase the Vacation Interest (Sales Incentive). Each component is treated as a separate transaction and recorded within different line items in the statement of operations. Accounting rules for revenue recognition now require that Sales Incentives be considered in calculating the customer down payment toward “buyer’s commitment” in purchasing the Vacation Interest. If the buyer’s commitment has not met the SFAS No. 152 guidelines, the Vacation Interest revenue and related Vacation Interest cost of sales and direct selling costs are deferred and recognized under the installment method until the buyer’s commitment test is satisfied. Deferred Vacation Interest revenue and related costs are recorded as a component of mortgages and contracts receivable in the accompanying balance sheet. Prior to the adoption of SFAS No. 152, sales incentives were not considered in applying the customer down payment toward buyer’s commitment in purchasing the Vacation Interest.

SFAS No. 152 has changed the treatment of losses on mortgages and contracts receivable and provides specific guidance on methods to estimate losses. Specifically, SFAS No. 152 requires that the estimated losses on originated mortgages exclude an estimate for the value of recoveries as the recoveries are to be considered in inventory costing, as described below. In addition, SFAS No. 152 requires that the provision for uncollectible mortgages now be recorded as a reduction to Vacation Interest revenue rather than as a provision for doubtful accounts and loan losses, as it was recorded previously.

SFAS No. 152 amends the relative sales value method of recording Vacation Interest cost of sales. The relative sales value method now requires that Vacation Interest projects or phases be considered when determining the appropriate amount of cost associated with the Vacation Interest sale. In determining the appropriate amount of costs, consideration must be given to the costs to build or acquire a Vacation Interest project, the estimated cost needed to complete a project under construction, the total revenue expected to be earned on a project, including sales on recovered Vacation Interests reacquired on future cancelled sales. Vacation Interest cost of sales is calculated by estimating these future costs and recoveries. Prior to the adoption of SFAS No. 152, the Company did not include the recovery of Vacation Interests in its projected revenues.

Under SFAS No.152, rental operations, which include mini-vacations and sampler programs, are accounted for as incidental operations, whereby incremental costs in excess of incremental revenue are charged to expense as incurred and the operations are presented as a net expense in the consolidated statement of operations. Conversely, incremental revenue in excess of incremental costs are recorded as a reduction of unsold Vacation Interests. Incremental costs include costs that would not have been incurred by the Company during the holding period of the unsold Vacation Interests. Such costs include maintenance fees paid by the Company during the holding period. During the quarter ended December 31, 2005, the entire rental revenue balance was recorded as a reduction to Vacation Interest carrying cost. Prior to the adoption of SFAS No. 152, rental revenues were separately presented in the consolidated statements of operations as rental revenue with the related expenses recorded as Vacation Interest carrying cost.

The impact of the adoption of SFAS No. 152 is presented as a cumulative effect of change in accounting principle. The two components of the cumulative effect of change in accounting principle include: (i) a deferral of Vacation Interest revenues and related Vacation Interest cost of sales and direct selling expenses that were previously recognized as of and prior to September 30, 2005, and (ii) a projected tax benefit there on. At October 1, 2005, the components of the accumulated change in accounting principle included the following:

Net deferral of Vacation Interest revenues, cost of sales and direct selling expenses	$(21,312)
Income tax benefit	8,256

Cumulative effect of change in accounting principle, net of taxes	$(13,056)

In addition to the cumulative effect of change in accounting principle described above, SFAS No. 152 requires certain reclassifications of items on the statement of operations and the balance sheet. At October 1, 2005, the Company reclassified $18.8 million of Vacation Interests estimated to be recovered on future defaulted mortgages from the allowance for loan and contract losses to unsold Vacation Interests.

Revenue Recognition

Vacation Interest The Company follows the guidelines of SFAS No. 66, Accounting for Sales of Real Estate, as amended by SFAS No. 152. In accordance with SFAS No. 66, the Company recognizes sales of Vacation Interests on an accrual basis after (i) a binding sales contract has been executed, (ii) the buyer has adequately demonstrated a commitment to pay for the Vacation Interest (“buyer’s commitment”), (iii) the rescission period has expired, (iv) collectibility of the receivable representing the remainder of the sales price is reasonably assured and (v) the Company has completed substantially all of its obligations with respect to any development related to the real estate sold (i.e., construction is substantially complete and certain minimum project sales levels have been met). If all the criteria are met except that construction is not substantially complete, then revenues are recognized on the percentage of completion (cost-to-cost) basis. For sales that do not qualify for either accrual or percentage of completion accounting, the Vacation Interest revenue and related Vacation Interest cost of sales and direct selling costs are deferred and recognized under the installment method until the buyer’s commitment test is satisfied.

Prior to March 2004, transactions involving Vacation Interests in certain Caribbean locations were legally structured as long-term lease arrangements for either 99 years or a term expiring in 2050. The Vacation Interests subject to such leases revert to the Company at the end of the lease terms. Such transactions are accordingly accounted for as operating leases, with the sales value of the intervals recorded as deferred revenue at the date of execution of the transactions. Revenue deferred under these arrangements is amortized straight-line over the term of the lease agreements and is included in Vacation Interest revenue. In addition, the Company collects maintenance fees from the lessees on these properties, which are accrued as earned and included in management, member and other services revenue. The direct marketing costs of the lease contracts are also deferred and amortized over the term of the leases. The leased assets consist of buildings and improvements and furniture and fixtures and are depreciated over terms of 40 years and 7 years, respectively. During the quarter ended March 31, 2004, the Company began to convey Vacation Points representing beneficial interests in a trust that holds title to the underlying resorts. See Note 7 for further details.

Resort Rental. The Company rents unsold Vacation Interests on a short-term basis. The Company also generates revenue on sales of one-week leases and mini-vacations which allow prospective owners to sample a resort property, which is deferred until the vacation is used by the customer or the expiration date of the one-year lease or mini-vacation passes. Such resort rental, one-week leases and mini-vacation revenue is accrued as earned and is either recorded as a contra Vacation Interest carrying cost or a reduction in unsold Vacation Interests for periods beginning on or after October 1, 2005 and is recorded as resort rental revenue for financial statements for periods ending prior to October 1, 2005, as described above.

Management, member and other services revenue includes property management fees, homeowner association dues and Club Sunterra dues as well as other services revenue described below. Property management fee revenues are accrued as earned in accordance with the management contracts. In addition, in our capacity as the homeowners association for certain Caribbean resorts, we collect maintenance fees from the lessees on these properties, which are accrued as earned. The lifetime initiation membership dues revenue generated from the Club Sunterra membership program that allows owners to exchange an annual Vacation Interval at their home resort for points that can be used at other resorts is deferred and amortized over the estimated life of the membership. Club Sunterra membership annual dues are accrued as earned. Other services revenue includes travel services revenue and nonrefundable commissions earned by the European subsidiary on the origination of loans to customers by a third party to finance purchases of Vacation Interests. Other services revenue also includes the revenue associated with certain sales incentives given to customers as motivation to purchase a Vacation Interest. Both the commission revenue and sales incentive revenue are recorded upon recognition of the related Vacation Interest revenue.

Interest revenue includes interest earned on mortgages and contracts receivable and is accrued as earned based on the contractual provisions of the mortgages and contracts. Interest accrual is suspended on mortgages and contracts receivable at the earliest of (i) a first payment default, (ii) the initiation of cancellation or foreclosure proceedings or (iii) when the customer’s account becomes 180 days delinquent.

Vacation Interest Cost of Sales

The Company records Vacation Interest cost of sales using the relative sales value method. The relative sales value method requires that Vacation Interest projects or phases be considered when determining the appropriate amount of cost of sales associated with the Vacation Interest sale. In determining the appropriate amount of costs, the Company considers the costs to build or acquire a Vacation

Interest project, the estimated cost needed to complete a project under construction, the total revenues expected to be earned on a project, and the projected revenues relating to the recovered Vacation Interest on future cancelled sales. Vacation Interest cost of sales is recorded after consideration is given to estimated uncollectible Vacation Interest revenue. Any changes in the estimates used to determine the Vacation Interest cost of sales will be recorded on a retroactive basis in the current period.

Advertising, Sales and Marketing Costs

Advertising, sales and marketing costs are expensed as incurred, except for costs directly related to sales and leases associated with contracts not eligible for revenue recognition, as described above. Such deferred costs principally consist of sales commissions and are charged to operations as the related revenue is recognized.

Vacation Interest Carrying Cost, net

The Company incurs a portion of operating expenses of the homeowners’ associations based on ownership of the unsold Vacation Interests at each of the respective properties. In addition, the Company may enter into a subsidy guarantee to fund negative cash flows of a homeowners’ association. All such costs are expensed as incurred. The Company will rent unsold Vacation Interests to third parties, and as a result of the adoption of SFAS No. 152, the revenues generated from these incidental operations are recorded as a reduction to the Vacation Interest carrying cost in the statement of operations for periods beginning on or after October 1, 2005.

Loan Portfolio Expenses

Loan portfolio expenses include payroll, administrative and occupancy costs of the finance operations as well as loan servicing fees paid to third parties. These costs are expensed as incurred with the exception of mortgages and contracts receivable origination costs, which are capitalized and amortized over the term of the related mortgages and contracts receivable as an adjustment to interest revenue using the effective interest method.

Management, Member and Other Services Expenses

Operating costs of the Company’s resort management, member and other services functions are expensed as incurred. Other services expenses also includes the cost of sales associated with certain sales incentives given to customers as motivation to purchase a Vacation Interest. The cost of sales incentives are recorded upon recognition of the related Vacation Interest revenue.

Stock-Based Compensation

At the 2005 Annual Meeting held on February 25, 2005, stockholders approved the Sunterra Corporation 2005 Incentive Plan, as a replacement for the Company’s 2002 Stock Option Plan. As of that date, no further awards have been or will be granted under the 2002 Stock Option Plan. All stock-based options awarded are granted with an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of the grant. No stock-based option awards have been granted since September 30, 2004 or were exercised during the quarters ended December 31, 2005 or 2004.

On October 3, 2005, each non-employee member of the Company’s Board of Directors was granted their annual unrestricted grant of stock-based compensation equivalent to $0.04 million. The fair value of unrestricted stock awards is based on the grant-date market price of the Company’s common stock.

In addition, on December 14, 2005, the Company granted 264,000 shares of restricted stock with a total value of $3.5 million to a group of employees as stock compensation for the fiscal year ended September 30, 2005. Such shares vest 25% at the grant date and 25% on the next three anniversaries thereof. Accordingly, as of December 31, 2005, 198,000 of the total shares issued remained unvested. The fair value of restricted stock awards was based on the grant-date market price of the Company’s common stock, which was $13.30 per share.

On November 22, 2005 and December 9, 2005, the compensation committee of the Board of Directors established the thresholds under which restricted stock grants will be made to a group of employees as stock compensation for the fiscal year ending September 30, 2006. Such thresholds are based upon the achievement of specified levels of corporate financial performance and the attainment of other corporate and personal goals. The total value of such grants ranges from $0.0 million to $5.4 million. The total number of shares granted will be determined at the grant date (subsequent to the finalization of the fiscal 2006 financial results) based upon the actual targets achieved and the price of the Company’s common stock on the grant date.

Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”) for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure.

Under APB 25, no compensation expense was recorded in earnings for the Company’s stock-based options granted under the Sunterra Corporation 2002 Stock Option Plan or the Sunterra Corporation 2005 Incentive Plan (the “Plans”). The pro forma effects on net income and earnings per share for the awards issued under the Plans were instead disclosed in a footnote to the financial statements. Under SFAS No. 123R, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

The Company adopted SFAS No. 123R using the modified prospective method. Under this transition method, for all share-based awards granted prior to October 1, 2005 that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the grant-date fair value measured under the original provisions of SFAS No. 123 for proforma disclosure purposes. Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or canceled after October 1, 2005.

The Company utilized the Black-Scholes-Merton model for calculating the fair value proforma disclosures under SFAS No. 123 and will continue to use this model, which is an acceptable valuation approach under SFAS No. 123R. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, this model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information, and notably, the Company’s common stock has limited trading history. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, the existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options.

The following table summarizes the Black-Scholes-Merton option-pricing model assumptions used to compute the weighted average fair value of stock options granted during the periods below that remain outstanding as of December 31, 2005:

	Three months ended December 31, 2005	Year ended September 30, 2005	Nine months ended September 30, 2004	Year ended December 31, 2003
Dividend yield	N/A*	N/A*	0.0%	0.0%
Expected volatility	N/A*	N/A*	58.53%	69.17%
Risk-free interest rate	N/A*	N/A*	2.76%	2.46%
Expected holding period (in years)	N/A*	N/A*	5.0	5.0
Weighted average fair value of options granted	N/A*	N/A*	$4.88	$4.80

*	Not applicable as there were no options granted during the period.

The following table summarizes the option activity under the Plans as of December 31, 2005 and 2004, and the options exercisable at the end of the reported periods:

	Three months ended December 31, 2005		Three months ended December 31, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding options, beginning of period	1,552,938	$15.20	1,688,062	$15.20
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited or cancelled	(47,489)	$15.25	(87,000)	$15.25

Outstanding options, end of period	1,505,449	$15.20	1,601,062	$15.20

Exercisable at end of period	1,259,951	$15.19	1,034,657	$15.17

SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to accounting for forfeitures as they occur, as required by SFAS No. 123. The Company adjusted for this effect with respect to unvested options as of October 1, 2005 in the stock-based compensation expense recognized, which was recorded within general and administrative expense on the Company’s consolidated statement of operations. This adjustment was not recorded as a cumulative effect adjustment because no compensation cost was recognized prior to the adoption SFAS No. 123R. In addition, SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow rather than as an operating cash flow as in prior periods.

Total compensation costs related to stock-based compensation that has been charged against income during the three months ended December 31, 2005 was $0.8 million, net of income tax benefits of $0.2 million. Included in this total is $0.4 million resulting from the adoption of SFAS No. 123R, which would have previously been presented in a proforma footnote disclosure, as discussed above.

The following table illustrates the effect on net (loss) income and (loss) earnings per share as if the Company had applied the fair-value recognition provisions of SFAS No. 123 to all of its share-based compensation awards for periods prior to the adoption of SFAS No. 123R, and the actual effect on net (loss) income and (loss) earnings per share for the period subsequent to the adoption of SFAS No. 123R:

	Three months ended December 31, 2005	Three months ended December 31, 2004
Net (loss) income, as reported	$(7,602)	$5,752
Add: Total stock-based compensation expense included in the determination of reported net (loss) income, net of related tax effects	780	—
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(780)	(367)

Pro forma net (loss) income	$(7,602)	$5,385

Net (loss) income per share:
Basic, as reported	$(0.38)	$0.29
Diluted, as reported	$(0.27)	$0.24
Basic, pro forma	$(0.38)	$0.27
Diluted, pro forma	$(0.27)	$0.23

As noted in the “Net (Loss) Income Per Share” paragraph above, the Company has also issued warrants for the purchase of 1,790,148 of the Company’s common shares to non-employee creditors. The Company accounted for these issuances under SFAS No. 123, as amended by SFAS No. 148, and related interpretations for periods ending prior to October 1, 2005 and under SFAS No. 123R for the period beginning on October 1, 2005, both of which utilize a fair-value method of accounting. The Company used the following assumptions in estimating the fair value of these warrants: expected holding period—5 years; risk-free interest rate—3.81%; dividend yield—0%; expected volatility—50%. As discussed in Note 8, the Company amended the exercise price of 1,190,148 of these warrants in February 2004.

Income Taxes

The Company accounts for income taxes in accordance with the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which the deferred tax assets or liabilities are expected to be realized or settled. Income tax expense consists of the taxes payable for the current period and the change during the period in deferred tax assets and liabilities. For the three months ended December 31, 2005 and 2004, the tax basis operating income of the North American operations was offset by operating losses from periods prior to the fresh-start date, July 29, 2002. As such, the tax benefits first reduced goodwill, and once goodwill was exhausted, increased additional paid-in capital.

Foreign Currency Translation

Assets and liabilities in foreign locations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss is shown as a translation adjustment and is included in other comprehensive income (loss) in stockholders’ equity. Holding gains and losses from foreign currency transactions are included in the consolidated statements of operations. The Company’s European operations experienced gains of $0.2 million and $0.6 million related to holding Euros for the quarters ended December 31, 2005 and 2004, respectively.

Undesignated Derivative Instruments

The Company enters into forward contracts in connection with the management of its exposure to fluctuations in foreign exchange rates and to meet its future Euro currency requirements. As of December 31, 2005, the Company was a party to eight such contracts with a total notional value of £9.0 million and a fair value of $0.2 million for the future purchase of Euros. All such contracts mature within one year. In addition, four contracts with a total notional value of £4.0 million matured during the three months ended December 31, 2005. These contracts are marked to fair value at each reporting period and recorded on the accompanying consolidated balance sheet and are not designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Realized and unrealized gains and losses on such contracts are recognized currently in earnings. For the three months ended December 31, 2005, a gain of $0.3 million was recognized in the accompanying consolidated statement of operations as a result of these contracts. During the three months ended December 31, 2004, no such agreements were in effect and no amounts were due by or owed to the Company.

Gain on Sale of Mortgages Receivable

On October 31, 2005, the Company sold a $35.0 million portfolio with a carrying value of approximately $32.5 million of mortgages receivable to Merrill Lynch Mortgage Lending, Inc., which resulted in a gain of approximately $3.2 million. As a result of adopting SFAS No. 152, approximately $1.1 million of the gain was recorded as an adjustment of Vacation Interest revenues, as the gain relating to these loans sold was associated with an increase in the credit quality of the loans sold. The remaining $2.1 million of the gain (related to the purchased mortgages sold) has been recorded as a gain on the sale of receivables on the accompanying statement of operations. Under the terms of the agreement, Merrill Lynch Mortgage Lending, Inc. paid $36.1 million in cash for a portfolio of $35.0 million of receivables secured by Vacation Interests at Sunterra properties. In addition, the Company will sell additional mortgages receivable to Merrill Lynch Mortgage Lending, Inc. under the terms of the sale agreement based upon actual prepayments experienced in the portfolio sold in excess of certain base prepayment amounts specified in the sale agreement. The sale was on a non-recourse basis and the Company retained the right to service the receivables sold. The Company receives adequate compensation for providing the servicing functions. As such, no asset or liability was recognized on the consolidated balance sheet for the servicing rights retained. The pool of 5,250 receivables has a weighted-average seasoning of approximately four years and a weighted-average interest rate of 14.6%. Approximately 4,200 receivables representing $24.0 million of the receivables sold were either originated by Epic Resort Group and subsequently purchased by Sunterra, or were included in Sunterra’s former off-balance sheet pools repurchased by the Company in fiscal 2005.

Recently Issued Accounting Pronouncements

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The guidance requires that rental costs for ground or building operating leases during the construction period be recognized as rental expenses. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial statements.

Reclassifications

Reclassifications were made to the three months ended December 31, 2004 unaudited consolidated financial statements to conform to the three months ended December 31, 2005 presentation.

Note 3 —Acquisitions

West Maui Resort Partners, L.P. (“Ka’anapali”) owns and operates Embassy Vacation Resort Ka’anapali on the Hawaiian island of Maui. On July 7, 2004, Sunterra completed the acquisition of the 77% majority interest of Ka’anapali that it did not own. Prior to the transaction, the Company owned 23% of Ka’anapali and accounted for its interest under the equity method of accounting. The transaction was accounted for as a purchase under SFAS No. 141, Business Combinations (“SFAS No. 141”). Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisition. During the quarter ended December 31, 2004, the Company received the final independent third-party valuation of the net assets acquired and recorded an adjustment decreasing the property and equipment recorded by $0.5 million and increasing the goodwill recorded by a similar amount. As a result of such adjustment, the tangible assets, liabilities and goodwill acquired totaled $108.0 million, $10.1 million and $19.4 million, respectively. The net assets recorded of $117.3 million were offset by the elimination of the existing investment in joint venture at the date of acquisition of $11.4 million and cash drawn against the Company’s existing line of credit facility, as amended on July 7, 2004, of $105.9 million. With this transaction, the Company acquired full ownership of unsold Vacation Interests with an estimated retail value in excess of $210.0 million and acquired $46.2 million of mortgages receivable.

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

Poipu Resort Partners, L.P. (“Poipu”) owns and operates Embassy Vacation Resort Poipu on the Hawaiian island of Kauai. On August 10, 2005, the Company completed the acquisition of the 70% majority interest of Poipu that it did not own. Prior to the transaction, the Company owned 30% of Poipu and accounted for its interest under the equity method of accounting. For the period prior to July 31, 2005, the Company’s 30% share of the results of Poipu was included in “Income from investment in joint venture” on the accompanying consolidated statement of operations. Since July 31, 2005, 100% of the operations of Poipu are included in the consolidated results of the Company. The transaction was accounted for as a purchase under SFAS No. 141. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisition. The tangible assets, liabilities and goodwill acquired totaled $29.6 million, $3.8 million and $7.0 million, respectively. The net assets recorded of $32.8 million were offset by the elimination of the existing investment in joint venture at the date of acquisition of $5.0 million and cash drawn against the Company’s existing line of credit facility, as amended on August 10, 2005, of $27.8 million. With this transaction, the Company acquired full ownership of unsold Vacation Interests with an estimated retail value in excess of $30.1 million and acquired $20.0 million of mortgages receivable.

On December 5, 2005, the Company acquired the land adjacent to the Misiones del Cabo Hotel and Resort property in Cabo San Lucas, Mexico. The Company’s site plan calls for three building phases. The total cost of the project at full build out will be approximately $57.0 million, which includes initial consideration of nearly $11.0 million for oceanfront land, the related resort hospitality management contract, and construction deposits. The initial consideration paid was recorded as unsold Vacation Interests, net (undeveloped land costs) in the consolidated balance sheet as of December 31, 2005.

The goodwill from the business combinations has an indefinite life and is considered when the Company conducts its annual review of goodwill for impairment. The Company has omitted pro-forma disclosures to reflect the above business combinations as the effects of such business combinations were deemed insignificant.

Note 4 —Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses

The Company provides financing to purchasers and lessees of Vacation Interests that are collateralized by their interest in such Vacation Interests. The mortgages and contracts generally bear interest at fixed rates between 12% and 18%. The term of the mortgages and contracts typically average 7 to 10 years, and may be prepaid at any time without penalty. The weighted average interest rate of outstanding mortgages and contracts receivable was 13.9% at December 31, 2005 and September 30, 2005. Mortgages and contracts receivable in excess of 60 days past due at December 31, 2005 and September 30, 2005 were 2.3% and 1.9%, respectively, of gross mortgages and contracts receivable.

Mortgages and contracts receivable originated by the Company are recorded at amortized cost, including deferred loan and contract origination costs, less the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests have been capitalized and are amortized over the term of the mortgages or contracts receivable as an adjustment to interest revenue using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $0.5 million and $0.4 million for the three months ended December 31, 2005 and 2004, respectively.

The Company recorded a $10.3 million premium at July 31, 2002 on mortgages and contracts receivable, which is being amortized over the life of the related mortgages and contracts receivable portfolio. At December 31, 2005 and September 30, 2005, the net unamortized premium was $2.7 million and $3.0 million, respectively. During the three months ended December 31, 2005 and 2004, amortization of $0.3 million and $0.3 million, respectively, was recorded as an adjustment of interest revenue.

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

In August 2005, the Company completed the acquisition of the 70% majority interest of Poipu that it did not own (see Note 3 for further description). The Company allocated $20.0 million of the purchase price to mortgages and contracts receivable. The Company accounts for the loans acquired in the acquisition as a purchased pool of loans and has recorded the value based on the projected future cash flows, discounted at a market rate of interest.

On August 23, 2005, the Company executed an agreement with each of the beneficial note holders of Epic Receivables 1999, LLC, a Delaware Limited Liability Company (“Epic Receivables”), to purchase the outstanding principal balance of the mortgages underlying notes issued by Epic Receivables 1999, LLC. Each of the mortgages acquired are collateralized by timeshare inventory, including Vacation Points and deeded intervals in Sunterra’s locations and other non-Sunterra owned locations. In addition, the Company acquired the defaulted loans underlying the notes issued by Epic Receivables, which were also collateralized by timeshare interests in Sunterra and non-Sunterra locations. The total purchase price for the outstanding loan balance and inventory underlying the defaulted mortgages was approximately $7.9 million, of which approximately $5.6 million was allocated to mortgages receivable and $2.3 million was allocated to inventory recoverable under defaulted mortgages.

These acquired mortgages and contracts receivable are each accounted for separately as pools of loans, and therefore, use a composite interest rate and expectation of future cash flows that is estimated on the pool, rather than on a loan-by-loan basis. There were no loan pools acquired during the three months ended December 31, 2005. Loan pools acquired during the three months ended December 31, 2004 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

Three months ended December 31, 2004
Contractually required payments of principal and interest receivable – at acquisition	$23,842
Cash flows expected to be collected – at acquisition	$20,501
Basis in acquired loans – at acquisition	$14,558

The following information relates to all purchased pools that were acquired in prior periods:

	December 31, 2005	September 30, 2005
Outstanding loan balance at par value	$71,459	$109,657
Carrying amount	$63,037	$98,691

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

Accretable yield as of September 30, 2005	$29,545
Portfolios acquired	—
Accretion	(2,920)
Loans sold	(7,676)
Reclassification from non-accretable difference to accretable yield	600

Accretable yield as of December 31, 2005	$19,549

Over the life of the loan pools, the Company will continue to estimate cash flows expected to be collected. The Company will evaluate on the balance sheet date whether the present value of its loans, determined using the effective interest rates, has decreased and, if so, will recognize a loss. The present value of any subsequent increase in the loan pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for the loan pool. Any remaining increases in cash flows expected to be collected will adjust the amount of accretable yield recognized on a prospective basis over the loan pool’s remaining life. As of December 31, 2005, there were no valuation allowances relating to these acquired loan pools. Due to increases in projected future cash flows in various loan pools, the Company has reclassified approximately $0.6 million from non-accretable difference during the quarter ended December 31, 2005.

On October 31, 2005, the Company sold a $35.0 million portfolio with a carrying value of approximately $32.5 million of mortgages receivable to Merrill Lynch Mortgage Lending, Inc., which resulted in a gain of approximately $3.2 million. As a result of adopting SFAS No. 152, approximately $1.1 million of the gain was recorded as an adjustment of Vacation Interest revenues, as the gain relating to these loans sold was associated with an increase in the credit quality of the loans sold. The remaining $2.1 million portion of the gain has been recorded as a gain on the sale of receivables on the accompanying statement of operations. Under the terms of the agreement, Merrill Lynch Mortgage Lending, Inc.

paid $36.1 million in cash for a portfolio of $35.0 million of receivables secured by Vacation Interests at Sunterra properties. In addition, the Company will sell additional mortgages receivable to Merrill Lynch Mortgage Lending, Inc. under the terms of the sale agreement based upon actual prepayments experienced in the portfolio sold in excess of certain base prepayment amounts specified in the sale agreement. The sale was on a non-recourse basis and the Company retained the right to service the receivables sold. The Company receives adequate compensation for providing the servicing functions. As such, no asset or liability was recognized on the consolidated balance sheet for the servicing rights retained. The pool of 5,250 receivables has a weighted-average seasoning of approximately four years and a weighted-average interest rate of 14.6%. Approximately 4,200 receivables representing $24.0 million of the receivables sold were either originated by Epic Resort Group and subsequently purchased by Sunterra, or were included in Sunterra’s former off-balance sheet pools repurchased by the Company in fiscal 2005.

Mortgages and contracts receivable, net, consist of the following as of the dates on the accompanying unaudited consolidated balance sheets:

	December 31, 2005	September 30, 2005
Mortgages and contracts receivable originated	$242,078	$244,525
Mortgages and contracts receivable – purchased pools	63,037	98,691
Deferred profit on Vacation Interest transactions	(21,076)	—
Deferred loan and contract origination costs, net of accumulated amortization	6,073	5,986
Premium on mortgages and contracts receivable, net of accumulated amortization	2,654	2,980

Mortgages and contracts receivable, gross	292,766	352,182
Allowance for loan and contract losses associated with loan and contract originations	(48,295)	(28,435)

Mortgages and contracts receivable, net	$244,471	$323,747

The following reflects the scheduled contractual principal maturities of originated mortgages and contracts receivable:

For the 12-month period ending December 31:
2006	$27,995
2007	23,122
2008	24,305
2009	25,902
2010	24,637
2011 and thereafter	99,222

225,183
Mortgages and contracts receivable in transit	16,895

$242,078

Deferred profit on Vacation Interest transactions represents the revenues less the related direct costs (sales commissions, cost of revenues and sales allowance) related to sales that do not qualify for revenue recognition under the provisions of SFAS No. 152 (see Note 2 for description of revenue recognition criteria).

Prior to the adoption of SFAS No. 152, the Company provided for estimated mortgages receivable defaults at the time the Vacation Interest revenues were recorded by a charge to the provision for doubtful accounts and loan losses and an increase to the allowance for loan and contract losses. The provision was calculated as the estimated future losses for newly originated mortgages offset by estimated future recoveries of Vacation Interests securing the defaulted mortgages. As a result of adopting SFAS No. 152, the Company records a provision for estimated losses as a reduction to Vacation Interest revenue for all fiscal periods ending after October 1, 2005. This provision is calculated as gross losses for newly originated mortgages and does not include an offset for Vacation Interest recoveries.

The Company uses a static pool analysis to develop historical default percentages to apply to the mortgage population to analyze the adequacy of the allowance. The Company further evaluates other factors such as the credit scores of the individual customers, economic conditions and industry trends, defaults and past due agings.

A similar loss allowance is provided for certain Vacation Interest transactions structured as long-term operating lease arrangements by a charge to deferred lease revenue, which is included in deferred revenue on the consolidated balance sheets.

The Company charges off mortgages and contracts receivable upon the earliest of (i) a first payment default, (ii) the initiation of cancellation or foreclosure proceedings or (iii) when the customer’s account becomes 180 days delinquent. Prior to the adoption of SFAS No. 152, Vacation Interests recovered on defaulted mortgages receivable were recorded in unsold Vacation Interests, net, and as a reduction of loan charge-offs at the historical cost of Vacation Interests at the respective property. Under SFAS No. 152, no entry is required upon the recovery of defaulted mortgage receivables. All collection and foreclosure costs are expensed as incurred.

Activity in the allowance for loan and contract losses associated with mortgages and contracts originations is as follows:

	Three months ended December 31, 2005	Three months ended December 31, 2004
Balance, beginning of period	$28,435	$26,530
Reclassification of Vacation Interest estimated to be recaptured on future defaulted mortgages	18,845	—

Adjusted balance – after cumulative effect of change in accounting principle (October 1, 2005) – See Note 2	47,280	26,530
Allowance for uncollectibles on current period sales	4,497	—
Provision for doubtful accounts and loan losses	—	2,565
Receivables charged off	(2,388)	(3,214)
Changes in estimate for prior years’ sales	—	—
Sale of mortgages receivable and other	(1,094)	—

Balance, end of period	$48,295	$25,881

Note 5—Unsold Vacation Interests, Net

Unsold Vacation Interests are valued at the lower of cost or fair value. Development costs include acquisition costs, both hard and soft construction costs and, together with real estate costs, are allocated to unsold Vacation Interests, net. Also included within development costs of completed unsold Vacation Interests, net is an estimate of the inventory recoverable under loans originated prior to October 1, 2005 that are estimated to default in future periods, in the amount of $18.8 million. This amount was reclassified from the allowance for loan and contract losses in connection with the adoption of SFAS No. 152. In addition, SFAS No. 152 requires any excess of incremental revenues over incremental costs of incidental operations to be recorded as a reduction to unsold Vacation Interests. There were no such reductions to inventory during the quarter ended December 31, 2005.

Interest, real estate taxes and other carrying costs incurred during the construction period are capitalized and such costs incurred on completed Vacation Interest inventory are expensed. Costs are allocated to Vacation Interest cost of sales under the relative sales value method. Unsold Vacation Interests, net also includes the value of Vacation Interests collateralizing delinquent purchased mortgages that have been charged off, but for which the Company does not yet hold title pending completion of the foreclosure process. Prior to the adoption of SFAS No. 152, the Company recorded inventory recoverable under defaulted purchased mortgages at the fair value of the interval, which typically represents the carrying amount of similar intervals. These amounts are included in Development costs of completed unsold Vacation Interests, net below.

Unsold Vacation Interests, net consist of the following as of the dates on the accompanying unaudited consolidated balance sheets:

	December 31, 2005	September 30, 2005
Development costs of completed unsold Vacation Interests, net	$156,330	$135,945
Development costs of uncompleted Vacation Interests projects	13,956	16,208
Undeveloped land costs	39,951	32,279

Unsold Vacation Interests, net	$210,237	$184,432

The estimated costs to complete improvements and promised amenities, which exclude unit construction, are approximately $12.0 million as of December 31, 2005.

Note 6—Intangible and Other Assets, Net

Intangible and other assets, net consists of the following as of the dates on the accompanying unaudited consolidated balance sheets:

	December 31, 2005	September 30, 2005
Management contracts	$2,203	$2,117
Trademarks	376	376
Other	1,199	1,199

	3,778	3,692
Less accumulated amortization	(1,505)	(1,342)

Intangible and other assets, net	$2,273	$2,350

Amortization expense relating to intangible and other assets was $0.2 million and $0.1 million for the three months ended December 31, 2005 and 2004, respectively.

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

The leases entered into prior to the change during the quarter ended March 31, 2004 when the Company began to convey Vacation Points are deemed to be operating leases under current accounting pronouncements. As such, the sales value of the related Vacation Interests are recorded as deferred revenue at the date of execution of each transaction and amortized on a straight-line basis over the term of the related lease agreement. The unamortized balance of the sales value is included within deferred revenues on the accompanying unaudited consolidated balance sheets. The direct sales and marketing costs of these transactions are also deferred and amortized on a straight-line basis over the term of the related lease agreements. The unamortized balance of the direct sales and marketing costs is included within prepaid expenses and other assets, net on the accompanying unaudited consolidated balance sheets.

On a monthly basis, the Company recognizes a portion of the deferred revenue relating to these leases and includes this within the Vacation Interest revenue on the accompanying unaudited consolidated statements of operations. Likewise, the Company recognizes a portion of the deferred sales and marketing costs on a monthly basis within advertising, sales and marketing expenses on the accompanying unaudited consolidated statements of operations.

Current accounting guidance requires the related hard and soft construction costs of the leased Vacation Interests to be included within the property and equipment, net on the accompanying unaudited consolidated balance sheets and depreciated following the Company’s normal depreciation policies. At its other resorts, the Company capitalizes all of the hard and soft construction costs within unsold Vacation Interests, net on the accompanying unaudited consolidated balance sheets and such costs are allocated to Vacation Interest cost of sales on the relative sales value method. During the quarter ended March 31, 2004, in conjunction with the change from long-term leases to Vacation Points, approximately $3.9 million of the hard and soft construction costs of the Vacation Interests were reclassified from property and equipment, net to unsold Vacation Interests, net.

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

The following table summarizes the amounts on the accompanying unaudited consolidated balance sheets relating to the two St. Maarten resorts, as of the end of the reported periods:

	December 31, 2005	September 30, 2005
Prepaid expenses and other assets, net (direct sales and marketing costs)	$10,915	$11,043

Property and equipment	$11,526	$11,526
Accumulated depreciation	(1,521)	(1,433)

Property and equipment, net	$10,005	$10,093

Deferred revenue	$70,453	$73,623

The following table summarizes the amounts recognized in the accompanying unaudited consolidated statements of operations relating to the leases discussed above, for the periods indicated:

	Three months ended December 31, 2005	Three months ended December 31, 2004
Vacation Interest revenue	$803	$442
Advertising, sales and marketing costs	128	103

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

The revenues relating to the homeowners transactions are included within the management, member and other services revenue line item and totaled $1.9 million and $2.0 million for the three months ended December 31, 2005 and 2004, respectively. Expenses, except for the provision for bad debt and depreciation expenses, are included in management, member and other services expenses in the accompanying unaudited consolidated statements of operations.

Note 8—Borrowings

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

On July 28, 2005, the Company entered into a fourth amendment (the “Amendment”) with Merrill Lynch Mortgage Capital, Inc. to amend its Senior Finance Facility. The Amendment reduced the interest rates charged on the portion of the facility secured by eligible mortgages and contracts receivable from one-month LIBOR plus 2.25% to one-month LIBOR plus 1.5% for mortgages and contracts secured by Vacation Interests at all eligible Sunterra properties except the former Epic Resorts Group properties, for which the interest rate was reduced to one-month LIBOR plus 2.0%. The advance rate under loans secured by such mortgages and contracts receivable was increased from 85% to 92% for mortgages and contracts secured by Vacation Interests at all eligible Sunterra properties, except the former Epic Resorts Group properties, for which the advance rate was set at 70%. The Amendment also added “in-transit” mortgages and contracts receivable to the borrowing base, at an advance rate of 50%, subject to a maximum of $5.0 million of borrowings. Advance rates on unsold Vacation Interests remained at 90%. The Amendment also added Poipu as a borrower on the Senior Finance Facility as of August 20, 2005 and provides for borrowings secured by Poipu’s eligible mortgages receivable and eligible unsold Vacation Interests. In addition, the general liens and certain operational covenants were removed, the annual facility fees were reduced to $2.0 million per year, the commission equal to 1.5% of Vacation Interest revenue on the sale of inventory acquired from Epic Resorts Group was settled for a lump sum payment of $0.8 million, the unused line fees were reduced to 0.2% per annum and the term of the Senior Finance Facility was extended to July 31, 2007.

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

Amortization of debt issuance costs related to the Senior Finance Facility included in interest expense in the accompanying consolidated statements of operations was $0.8 million and $1.1 million for the three months ended December 31, 2005 and 2004, respectively.

At December 31, 2005, the maximum capacity to borrow, amounts outstanding, and remaining availability under the Senior Finance Facility were $276.6 million, $161.3 million and $115.3 million, respectively. The capacity and availability of borrowings under the Senior Finance Facility are based on the value of eligible mortgages and contracts receivable and the value of eligible unsold Vacation Interests. The Senior Finance Facility is secured by a first priority lien on the mortgages and contracts receivable and unsold Vacation Interests. The weighted average interest rate of these borrowings at December 31, 2005, was 6.2% per annum.

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

The Company has capitalized interest related to ongoing construction projects of $0.1 million and $0.2 million for the three months ended December 31, 2005 and 2004, respectively.

Senior Subordinated Convertible Notes

On March 29, 2004, the Company issued $95.0 million in 3 3/4% Senior Subordinated Convertible Notes due 2024 (the “Notes”). The Notes were issued at a price of $1,000 per Note and pay interest semi-annually on March 29 and September 29 of each year, beginning on September 29, 2004 at the rate of 3.75% per annum. The Notes will mature on March 29, 2024. Under the terms of the indenture, the Company was required to use a portion of the proceeds from the offering to purchase a portfolio of U.S. government securities that are pledged to secure the first six scheduled interest payments on the Notes. This $10.4 million was recorded in prepaid expenses and other assets, net and the balance on the accompanying unaudited consolidated balance sheets as of December 31, 2005 and September 30, 2005 was $5.3 million and $5.3 million, respectively. Other than this pledge, the Notes are unsecured obligations.

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

For the three months ended December 31, 2005 and 2004, amortization of $0.1 million and $0.1 million, respectively, of debt issuance costs related to the Notes was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations.

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

Under the terms of the indenture, Sunterra Financial Services, Inc., a direct wholly owned subsidiary of the Company, in exchange for a monthly fee, services and administers the vacation ownership receivables in Sunterra Owner Trust 2004-1. All monthly fees are eliminated as part of the Company’s consolidation of the Sunterra Owner Trust 2004-1.

The proceeds were used to pay down balances due under the Company’s Senior Finance Facility, pay fees associated with the transaction to third parties and deposit initial amounts in a required cash reserve account. The Company also retained a subordinated interest in future cash flows from the 2004 Securitization.

For the three months ended December 31, 2005 and 2004, amortization of $0.1 million and $0.1 million, respectively, of debt issuance costs related to the 2004 Securitization was recorded and is included in interest expense in the accompanying unaudited consolidated statements of operations.

Note 9—Accrued Liabilities

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

Accrued Vacation Interests carrying costs—estimated maintenance fees and the related property taxes specific to unsold Vacation Interests.

Accrued escrow liability—deposits in escrow received on Vacation Interests sold.

Accrued liabilities consist of the following as of the dates on the accompanying unaudited consolidated balance sheets:

	December 31, 2005	September 30, 2005
Accrued marketing	$18,358	$18,131
Amounts collected on behalf of or due to homeowners’ associations	27,740	17,907
Accrued Vacation Interests carrying costs	12,497	11,825
Accrued escrow liability	9,395	11,511
Accrued other taxes	2,142	1,082
Accrued payroll and related	10,635	10,017
Accrued professional fees	4,095	4,278
Accrued commissions	3,625	3,565
Customer deposits	4,173	268
Other	9,997	5,402

Total accrued liabilities	$102,657	$83,986

Note 10—Deferred Revenues

The Company records deferred revenues for payments received or billed but not earned for various activities, including those described herein and summarized below. The largest and primary component relates to leases of Vacation Interests at the Company’s two resorts in St. Maarten. See Note 7 for further discussion of this component.

Deferred Club Sunterra revenue—annual Club Sunterra membership fees paid or billed to members are amortized ratably over a one-year period, one-time conversion fees paid by owners to convert to Club Sunterra are amortized ratably over a 10-year period (the estimated life of the membership) and the remaining portion of an advance on renewal fees are amortized ratably commensurate with Club Sunterra members renewing memberships with an external exchange service.

Unearned mini-vacations and sampler programs—sold but unused trial Vacation Interests, ranging from three days to one week. This revenue is recognized when the purchaser completes their respective stay at one of the Company’s resorts.

Unearned management services revenue—maintenance fees billed but unearned in the Company’s capacity as the homeowners’ association for the two resorts in St. Maarten. See Note 7 for further discussion.

Deferred revenues consist of the following as of the dates on the accompanying unaudited consolidated balance sheets:

	December 31, 2005	September 30, 2005
Deferred Vacation Interest lease revenue (Note 7)	$70,453	$73,623
Deferred Club Sunterra revenue	3,026	5,918
Unearned mini-vacations and sampler programs	15,870	9,291
Unearned management services revenue (Note 7)	4,229	2,558
Other	2,819	3,785

Total deferred revenues	$96,397	$95,175

Note 11—Comprehensive (Loss) Income

Comprehensive (loss) income includes all changes in stockholders’ equity during a period from non-owner sources, such as foreign currency translation adjustments. The reconciliation of net (loss) income to comprehensive (loss) income is as follows:

	Three months ended December 31, 2005	Three months ended December 31, 2004
Net (loss) income	$(7,602)	$5,752
Foreign currency translation adjustments	(2,374)	8,803

Total comprehensive (loss) income	$(9,976)	$14,555

Note 12—Segment and Geographic Information

The Company currently operates in two geographic segments, the North American (which includes Hawaii) and European segments. Both of these segments operate in one industry segment that includes the development, marketing, sales, financing and management of vacation ownership resorts. The European segment includes operations in the United Kingdom, Italy, Spain, Portugal, Austria, Norway, Malta, Germany and France. The Company’s management evaluates performance of each segment based on profit or loss from operations before income taxes not including extraordinary items and the cumulative effect of change in accounting principles. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of this filing and further in Note 3 to the Company’s annual report on Form 10-K for the year ended September 30, 2005. No single customer accounts for a significant amount of the Company’s revenues. Information about the Company’s operations in different geographic locations is shown below:

	North American	European	Eliminations	Total
Three Months Ended December 31, 2005

Revenues from external customers	$79,435	$21,749	$—	$101,184
Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	11,637	(1,067)	(907)	9,663

Three Months Ended December 31, 2004

Revenues from external customers	$71,623	$25,087	$—	$96,710
Income before provision for income taxes	8,153	1,580	(511)	9,222

	North American	European	Eliminations	Total
Segment Assets

As of December 31, 2005	$656,434	$161,796	$(51,763)	$766,467
As of September 30, 2005	696,654	151,757	(51,903)	796,508

Included in the eliminations column are the effects of transactions between segments. As of December 31, 2005, the European segment has a note payable to the North American segment. The related interest income and expense is being eliminated as part of the profit and loss elimination entries, and the inter-segment note is being eliminated as part of the balance sheet elimination entries.

Note 13—Related Party Transactions

Delinquent Maintenance Fee Receivables Agreements

Effective January 2005, the Company entered into agreements with various homeowners’ associations in North America to purchase delinquent maintenance fee receivables from them at par value. Such agreements contain provisions for the Company to utilize the Vacation Interests associated with such maintenance fees and to reclaim such Vacation Interests in the future. Each such agreement provides for an initial June 30 settlement date and adjustments thereafter. The Company’s obligation under the initial 2005 agreements as of the June 30, 2005 settlement date totaled approximately $5.4 million, including approximately $1.9 million related to 2005 year use rights of the underlying Vacation Interests (expensed during calendar 2005 as a component of Vacation Interest carrying cost) and approximately $3.5 million that will either be collected from the owners or remain on the Company’s balance sheet as the cost basis of the reclaimed underlying Vacation Interests. In one of the homeowners’ association agreements, the Company agreed to purchase other fees relating to special assessments. These special assessment fees are not yet delinquent, but the Company has the obligation to purchase any delinquent fees, which could range between $0.2 million and $0.5 million. The amount of this obligation will be determined in the second quarter of fiscal 2006. The Company has renewed these agreements for calendar 2006. No amounts have been recorded under these new agreements as of December 31, 2005.

Joint Ventures

In August 2005, the Company purchased the remaining 70% partnership interest in Poipu Resort Partners, L.P. (“Poipu”) and in July 2004, purchased the remaining 77% partnership interest in West Maui Resort Partners, L.P. (“Ka’anapali”) and, as such, the Company is no longer a minority partner in any joint venture. For the three months ended December 31, 2004, the Company received $0.6 million in cash distributions from Poipu. The Company also receives fees from both Poipu and Ka’anapali for providing property management as well as oversight of the sales and marketing functions, which are included in the totals for management and member services revenue. See “Management Services” paragraph below.

Management Services

Included within the amounts reported as management, member and other services revenue are revenues from property management services provided to the homeowners’ associations of the resorts wherein the Company owns either unsold Vacation Interests or is a minority owner, as well as fees earned for management of sales and marketing functions at certain resorts. These amounts totaled $8.8 million and $6.8 million for the three months ended December 31, 2005 and 2004, respectively.

Under contracts approved by the Boards of Trustees of the homeowners’ association for certain resorts, the Company serves as the property manager for these resorts. Additionally, the Company has contractual agreements with the homeowners’ associations of certain resorts to provide telephone services. The entire balance captioned “Due from related parties, net” in the accompanying consolidated balance sheets represent accounts receivable due from the homeowners’ associations generally for management fees and other operating and maintenance expenses. Amounts payable to homeowners’ associations, consisting primarily of maintenance fees for unsold Vacation Interests, are included in accrued liabilities.

Included within the amount reported as management, member and other services revenue are revenues earned from managing the off-balance sheet trusts which hold legal title to the vacation property real estate out of which the Company will convey Vacation Points to its customers. These amounts totaled $1.0 million and $0.2 million for the quarter ended December 31, 2005 and 2004, respectively.

In addition, the trusts bill the Company annual dues related to unsold Vacation Interests which are recorded in Vacation Interest carrying cost. These amounts totaled $5.9 million and $4.6 million and for the quarter ended December 31, 2005 and 2004, respectively.

Note 14—Commitments and Contingencies

Litigation and Other

In 1997 the Company purchased, for $3.5 million, a perpetual license to use certain computer software from RCI Technology Corp. (“RCITC”), formerly known as Resort Computer Corporation. The RCITC software was later modified, and ultimately abandoned in favor of the Company’s former enterprise computer system (known as “SWORD”), which was used by the Company’s North American operations until, following the Company’s emergence from bankruptcy, SWORD was replaced by the Company’s present proprietary ATLAS computer system. In 2002, RCITC filed a motion in the Chapter 11 proceedings alleging that the license agreement should be deemed rejected, which RCITC asserts would have the effect of terminating the license. The Company opposed the motion, and the Bankruptcy Court ruled in favor of Sunterra and denied RCITC’s motion. On January 10, 2003, the United States District Court of Maryland affirmed the order of the Bankruptcy Court, denying the motion of RCITC. RCITC further appealed that decision to the United States Court of Appeals, Fourth Circuit, which granted RCITC’s appeal on March 18, 2004. On remand, the Bankruptcy Court held on September 8, 2005 that the RCITC license was deemed rejected as of July 29, 2002, the date of the Company’s emergence from bankruptcy. On September 22, 2005 the Company commenced a declaratory judgment action against RCITC in the United States District Court for the District of Colorado (Denver) seeking a declaration that, having paid the $3.5 million fee for a perpetual license to the RCITC software, the “rejection” of that license did not terminate the Company’s right to use the software, and that Sunterra’s use of SWORD following July 29, 2002 until it was replaced by ATLAS was not an infringement of RCITC’s copyright to the RCITC software. RCITC has answered the complaint, denying the Company’s allegations, and asserting a counterclaim against Sunterra seeking a second payment of the $3.5 million license fee, as well as additional damages. The Company has answered RCITC’s counterclaims, denying liability and asserting as a defense that the RCITC software was defective. Discovery has not yet commenced in this litigation.

In 1997 and 1998 the Company entered into a series of agreements to acquire Vacation Internationale, a separate points-based vacation ownership club that was managed by the Company (under the name of Sunterra Pacific) until December 31, 2003. Under the terms of these agreements, the Company’s subsidiary, Sunterra Pacific Inc., was required to transfer certain remainder interests in Vacation Internationale apartments to entities controlled by the founders of Vacation Internationale (“VI Founders”). Over the years, many of these remainders were either purchased by the Company from the VI Founders, or were transferred to them pursuant to the terms of these agreements. However, for a variety of reasons, transfer of the remainders for a Mexican resort, as well as a resort located on Native American land in Palm Springs, California, was delayed. In 2003, the VI Founders sued the Company and Sunterra Pacific in Washington State Court, King County (Seattle), asserting various claims arising from the alleged breach by the Company and Sunterra Pacific of these agreements. The Company was later dismissed as a defendant and, during 2004, the case against Sunterra Pacific was stayed in order for the parties to pursue settlement negotiations. Unless the stay is continued, the case is scheduled for trial commencing in July 2006.

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

In addition to the surety bonds issued by Citrus Insurance Company, third-party financial institutions have issued surety bonds totaling $6.3 million as of December 31, 2005 on the Company’s behalf to an affiliated homeowners’ association securing certain maintenance fee obligations due from the Company and for various other business purposes.

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

Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are contained in our Annual Report on Form 10-K for the year ended September 30, 2005 under the headings “Business-Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in that report, and in other reports we file with the Securities and Exchange Commission. These factors include, but are not limited to the following:

•	We are subject to intense industry competition.

•	Unfavorable general economic and industry conditions may affect our business and could decrease the demand for vacation ownership units, impair our ability to collect our mortgages and contracts receivable and increase our costs.

•	We will continue to be subject to extensive government regulation, which may result in additional costs.

•	Our ability to succeed will depend upon our ability to continue to successfully implement our business plan, as to which no assurance can be given.

•	We may not successfully integrate our acquisitions.

•	The potential liability for any failure to comply with environmental laws or for any currently unknown environmental problems could be significant.

•	Losses from hurricanes and earthquakes in excess of insured limits, as well as uninsured losses, could be significant.

•	Changes in interest rates may increase our borrowing costs and otherwise adversely affect our business.

•	Fluctuations in foreign currency exchange rates may affect our reported results of operations.

•	An increase in the delinquency rate of our portfolio of mortgages and contracts receivable could adversely affect our financial condition and results of operations.

•	We derive a portion of our revenues through contracts to manage affiliated resorts and the trusts holding vacation property real estate out of which we will convey Vacation Points to our customers and the expiration or termination of these management contracts could adversely affect our results of operations.

•	We may be unable to attract, retain and motivate necessary management and other skilled personnel, which could have a material adverse impact on our operations.

•	We are subject to various restrictions under our Senior Finance Facility, which limit our ability to incur debt.

•	Our continued liquidity depends on our ability to borrow against our notes receivable and inventory.

•	We may not be able to continue to access the securitization markets or otherwise raise additional capital in the future and our inability to do so could have an adverse effect on our business.

•	An active and liquid trading market for our common stock may not continue and our common stock price may experience volatility.

•	Future issuances of our shares could adversely affect our stock price.

•	We do not anticipate paying any dividends in the foreseeable future.

•	We are subject to anti-takeover provisions under Maryland law and our charter and bylaws that could delay or prevent a change in control and adversely affect the price of our common stock.

•	Future results, performance and achievements may be affected by our ability to successfully implement the cost reduction and marketing plans of our European operations.

•	The adoption of new accounting pronouncements, such as SFAS No. 152 and SFAS No. 123R, can affect our results significantly and cause our future periods to not be comparable, in all respects, with results of prior periods.

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

RESULTS OF OPERATIONS

Overview

Sunterra Corporation develops, markets and operates a network of vacation ownership (also known as “timeshare”) resorts, primarily in North America, Hawaii, the Caribbean, and Europe. With 98 owned or affiliated resorts in 13 countries, we are one of the largest companies in our industry. At December 31, 2005, we had more than 317,000 owner families. We also provide consumer financing to individual purchasers of Sunterra’s Vacation Interests; provide collection, rental and management services to certain timeshare homeowners’ associations; and operate a vacation ownership membership and exchange program. We generally market our products to middle income homeowners. All of our operations are contained within and are in support of a single industry segment – the vacation ownership industry – and we operate in two geographic segments, North America and Europe.

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

Revenue Recognition

Vacation Interests. The Company follows the guidelines of SFAS No. 66, Accounting for Sales of Real Estate, as amended by SFAS No. 152. In accordance with SFAS No. 66, the Company recognizes sales of Vacation Interests on an accrual basis after (i) a binding sales contract has been executed, (ii) the buyer has adequately demonstrated a commitment to pay for the Vacation Interest (“buyer’s commitment”), (iii) the rescission period has expired, (iv) collectibility of the receivable representing the remainder of the sales price is reasonably assured and (v) the Company has completed substantially all of its obligations with respect to any development related to the real estate sold (i.e., construction is substantially complete and certain minimum project sales levels have been met). If all the criteria are met except that construction is not substantially complete, then revenues are recognized on the percentage of completion (cost-to-cost) basis. For sales that do not qualify for either accrual or percentage of completion accounting, the Vacation Interest revenue and related Vacation Interest cost of sales and direct selling costs are deferred and recognized under the installment method until the buyer’s commitment test is satisfied.

Prior to March 2004, transactions involving Vacation Interests in certain Caribbean locations were legally structured as long-term lease arrangements for either 99 years or a term expiring in 2050. The Vacation Interests subject to such leases revert to the Company at the end of the lease terms. Such transactions are accordingly accounted for as operating leases, with the sales value of the intervals recorded as deferred revenue at the date of execution of the transactions. Revenue deferred under these arrangements is amortized straight-line over the term of the lease agreements and is included in Vacation Interest revenue. In addition, the Company collects maintenance fees from the lessees on these properties, which are accrued as earned and included in management and member services revenue. The direct marketing costs of the lease contracts are also deferred and amortized over the term of the leases. The leased assets consist of buildings and improvements and furniture and fixtures and are depreciated over terms of 40 years and 7 years, respectively. During the quarter ended March 31, 2004, the Company began to convey Vacation Points representing beneficial interests in a trust that holds title to the underlying resorts. See Note 7 for further details.

Resort Rental. The Company rents unsold Vacation Interests on a short-term basis. The Company also generates revenue on sales of one-week leases and mini-vacations which allow prospective owners to sample a resort property, which is deferred until the vacation is used by the customer or the expiration date of the one-year lease or mini-vacation passes. Such resort rental, one-week leases and mini-vacation revenue is accrued as earned and is either recorded as a contra Vacation Interest carrying cost or a reduction in unsold Vacation Interests for periods beginning on or after October 1, 2005 and is recorded as resort rental revenue for financial statements ending prior to October 1, 2005, as described above.

Management, member and other services revenue includes property management fees and homeowner association and Club Sunterra dues as well as other services revenue described below. Property management fee revenues are accrued as earned in accordance with the management contracts. In addition, in our capacity as the homeowners association for certain Caribbean resorts, we collect maintenance fees from the lessees on these properties, which are accrued as earned. The lifetime initiation membership dues revenue generated from the Club Sunterra membership program that allows owners to exchange an annual Vacation Interval at their home resort for points that can be used at other resorts is deferred and amortized over the estimated life of the membership. Club Sunterra membership annual dues are accrued as earned. Other services revenue includes travel services revenue and nonrefundable commissions earned by the European subsidiary on the origination of loans to customers by a third party to finance purchases of Vacation Interests. Other services revenue also includes the revenue associated with certain sales incentives given to customers as motivation to purchase a Vacation Interest. Both the commission revenue and sales incentive revenue are recorded upon recognition of the related Vacation Interest revenue.

Interest revenue includes interest earned on mortgages and contracts receivable and is accrued as earned based on the contractual provisions of the mortgages and contracts. Interest accrual is suspended on mortgages and contracts receivable at the earliest of (i) a first payment default, (ii) the initiation of cancellation or foreclosure proceedings or (iii) when the customer’s account becomes 180 days delinquent.

Goodwill and Intangible Assets

Upon emergence from our Chapter 11 proceedings, in accordance with SOP 90-7, we were required to adopt fresh-start accounting, under which all assets and liabilities were restated to reflect their fair value. The reorganization value in excess of identifiable assets identified in the adoption of fresh-start accounting upon emergence from bankruptcy in July 2002 was recorded as goodwill. In addition, the excess cost over fair value of net assets acquired in transactions completed during fiscal 2004 and 2005 was recorded as goodwill (see Note 3 to the consolidated financial statements).

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) requires that goodwill, along with other long-lived assets, be tested for impairment at least annually, or more frequently if circumstances exist to indicate potential impairment. We have designated a date within the last quarter of our fiscal year as our measurement date. Under SFAS No. 142, the first step to test for impairment is the comparison of the fair value of the reporting unit with its carrying value (including goodwill). We identified our North American and European reporting units to be tested for impairment. Carrying value in excess of the fair value of a reporting unit is an indicator of possible impairment and requires the second step of the impairment test, which is to compare the implied fair value of the goodwill to its carrying value. Implied fair value is the amount of goodwill that would be recognized in a business combination, assuming such had taken place on the measurement date. Impairment exists to the extent the carrying value of goodwill exceeds its implied fair value.

The balance in recorded Intangible Assets, net represents management contracts and the remaining unamortized cost relating to certain intellectual property. These balances are being amortized monthly over the life of the contract or the estimated useful life of the property.

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

Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses

Mortgages and contracts receivable originated by us are recorded at amortized cost, including deferred loan and contract origination costs, less the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests have been capitalized and are amortized over the term of the mortgages or contracts receivable as an adjustment to interest revenue using the effective interest method.

We recorded a $10.3 million premium at July 31, 2002 on mortgages and contracts receivable, which is being amortized over the life of the related mortgages and contracts receivable portfolio as an adjustment of interest revenue.

Loan pools that we purchased are evaluated for impairment periodically by calculating the cash flows expected to be collected. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows expected at acquisition for the aggregated loan pool. We determine the excess of the pool’s scheduled contractual principal and interest payments over all cash flows expected at acquisition as non-accretable difference, which will not be accreted to interest revenue. The remaining amount that represents the excess of the pool’s cash flows expected to be collected over the amount paid is accreted into interest revenue over the remaining life of the pool.

Prior to the adoption of SFAS No. 152, we provided for estimated mortgages receivable defaults at the time the Vacation Interest revenues were recorded by a charge to the provision for doubtful accounts and loan losses and an increase to the allowance for loan and contract losses. The provision was calculated as the estimated future losses for newly originated mortgages offset by estimated future recoveries of Vacation Interests securing the defaulted mortgages. As a result of adopting SFAS No. 152, we record a provision for estimated losses as a reduction to Vacation Interest revenue for all fiscal periods ending after October 1, 2005. This provision is calculated as gross losses for newly originated mortgages and does not include an offset for Vacation Interest recoveries.

We use a static pool analysis to determine the adequacy of the allowance. We further evaluate other factors such as the credit scores of the individual customers, economic conditions and industry trends, defaults and past due agings.

We charge off mortgages and contracts receivable upon the earliest of (i) a first payment default, (ii) the initiation of cancellation or foreclosure proceedings or (iii) when the customer’s account becomes 180 days delinquent. Prior to the adoption of SFAS No. 152, Vacation Interests recovered on defaulted mortgages receivable were recorded in unsold Vacation Interests, net, and as a reduction of loan charge-offs at the historical cost of Vacation Interests at the respective property. Under SFAS No. 152, no entry is required upon the recovery of defaulted mortgage receivables. All collection and foreclosure costs are expensed as incurred.

Unsold Vacation Interests, Net

Unsold Vacation Interests are valued at the lower of cost or fair value. Development costs include acquisition costs, both hard and soft construction costs and, together with real estate costs, are allocated to unsold Vacation Interests, net. Also included within development costs of completed unsold Vacation Interests, net is an estimate of the inventory recoverable under loans originated prior to October 1, 2005 that are estimated to default in future periods. In addition, SFAS No. 152 requires any excess of incremental revenues over incremental costs of incidental operations to be recorded as a reduction to unsold Vacation Interests.

Interest, real estate taxes and other carrying costs incurred during the construction period are capitalized and such costs incurred on completed Vacation Interest inventory are expensed. Costs are allocated to Vacation Interest cost of sales under the relative sales value method. Unsold Vacation Interests, net also includes the value of Vacation Interests collateralizing delinquent purchased mortgages that have been charged off, but for which we do not yet hold title pending completion of the foreclosure process. Prior to the adoption of SFAS No. 152, the Company recorded inventory recoverable under defaulted purchased mortgages at the fair value of the interval, which typically represents the carrying amount of similar intervals. These amounts are included in development costs of completed unsold Vacation Interests, net.

Comparison of the Three Months Ended December 31, 2005 to the Three Months Ended December 31, 2004:

	North American			European
	2005		2004	2005		2004
Revenues:
Vacation Interest, net	$54,594	*	$47,034	$13,943	*	$20,389
Resort rental	--	*	6,210	--	*	452
Management, member and other services	12,661	*	8,741	7,328	*	3,762
Interest	10,092		9,638	478		484
Gain on sale of receivables	2,088		--	--		--

Total revenues	79,435		71,623	21,749		25,087

Costs and Operating Expenses:
Vacation Interest cost of sales	9,790	*	7,644	2,503	*	2,550
Advertising, sales and marketing	29,506	*	25,548	9,004	*	13,319
Vacation Interest carrying cost, net	1,546	*	7,381	2,039	*	1,403
Provision for doubtful accounts and loan losses	--	*	2,488	--	*	43
Management, member and other services	8,816	*	6,540	3,405	*	--
Loan portfolio	1,509		1,442	17		34
General and administrative	11,566	*	6,408	3,817	*	4,630
Gain on sale of assets	(44)		(192)	--		--
Depreciation and amortization	1,505		1,384	933		1,031
Interest	4,511		5,596	1,098		497

Total costs and operating expenses	68,705		64,239	22,816		23,507

Income (loss) from operations	10,730		7,384	(1,067)		1,580
Income from investment in joint venture	--		258	--		--

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	$10,730		$7,642	$(1,067)		$1,580

*	Amounts were affected by the adoption of SFAS No. 152.

Total Revenues

We recorded total revenues of $101.2 million for the three months ended December 31, 2005, compared to $96.7 million for the three months ended December 31, 2004, an increase of $4.5 million, or 4.6%. The increase would have been $9.7 million, or 10.6%, had SFAS No. 152 been in effect for 2004.

This increase was driven primarily from our North American operations where total revenues increased $7.8 million, or 10.9%, to $79.4 million in 2005, compared to $71.6 million for the prior year. The increase would have been $16.2 million, or 25.7%, had SFAS No. 152 been in effect for 2004.

Total revenues from European operations decreased 13.3%, or $3.3 million, to $21.8 million for the three months ended December 31, 2005 from $25.1 million for the prior year. This decrease would have been $6.6 million, or 23.2% (or $5.1 million, or 18.0%, excluding the effects of unfavorable foreign exchange rates) had SFAS No. 152 been in effect for 2004.

Vacation Interest, net revenues

Consolidated Vacation Interest revenues, which are presented net of the provision for uncollectible sales, were $68.5 million for the three months ended December 31, 2005, representing an increase of $1.1 million, or 1.7%, compared to $67.4 million for the three months ended December 31, 2004. The increase would have been $6.0 million, or 9.5%, had SFAS No. 152 been in effect for 2004.

This increase was driven by a $7.6 million, or 16.1% increase in North American Vacation Interest revenues to $54.6 million, compared to the prior period total of $47.0 million. This increase would have been $11.4 million, or 26.5%, had SFAS No. 152 been in effect for 2004. Our North American improvements are mainly the result of an increase in same store sales in sales centers located in the southwest region of the United States as well as the acquisition of the remaining partnership interest in Poipu Resort Partners, L.P. (“Poipu “). In the December 31, 2004 quarter, operating results relating to our percentage ownership of Poipu were included in income from investment in joint venture, whereas, for the December 31, 2005 quarter, Poipu Vacation Interest revenues are included in consolidated Vacation Interest revenues. These increases in Vacation Interest revenues generated by our North American segment were partially offset by an increase in the provision for uncollectible sales.

Our European Vacation Interest revenues fell from $20.4 million for the three months ended December 31, 2004 to $13.9 million for the three months ended December 31, 2005, a decrease of $6.5 million, or 31.6%. The decrease would have been $5.5 million, or 28.2%, (or $4.5 million, or 23.3%, exclusive of $1.0 million of unfavorable foreign exchange rate movements) had SFAS No. 152 been in effect for 2004. This decrease is the result of lower Vacation Interest volumes in the current challenging European marketplace.

Resort rental revenues

Under the guidelines of SFAS No. 152, rental revenue is no longer recorded as a separate line item in the financial statements when rental activities are operating at a net loss, but is instead an offset to Vacation Interest carrying costs. During the three months ended December 31, 2005, $8.0 million of rental revenue was reclassified as an offset to Vacation Interest carrying costs. Had SFAS No. 152 been in effect for 2004, resort rental revenue would not have been recorded as a separate line item for the three months ended December 31, 2004, but instead would have been reclassified as an offset Vacation Interest carrying costs.

Management, member and other services revenues

Management, member and other services revenue, which includes property management fees, homeowner association fees, Club Sunterra member fees, travel services revenue and finance commissions earned by our European subsidiaries, increased by $7.5 million, or 60.0%, to $20.0 million for the three months ended December 31, 2005 compared to $12.5 million for the three months ended December 31, 2004. Had SFAS No. 152 been in effect for 2004, there would have been a net increase of $1.2 million, or 6.2%.

The overall increase was driven in part by a $4.0 million, or 44.8% increase in North American management, member and other services revenues to $12.7 million for the three months ended December 31, 2005 compared to $8.7 million for the three months ended December 31, 2004. Had SFAS No. 152 been in effect for 2004, there would have been a net increase of $2.3 million, or 21.8%. This increase is primarily the result of an increase in revenues earned from managing the off-balance sheet trusts which hold legal title to the vacation property real estate out of which we will convey Vacation Points to our customers as well as overall rate and membership increases.

European management, member and other services revenues of $7.3 million for the three months ended December 31, 2005 increased by $3.5 million, or 94.8%, compared to $3.8 million for the three months ended December 31, 2004. Had SFAS No. 152 been in effect for 2004, there would have been a net decrease of $1.1 million, or 13.0%. This decrease in our European operations is primarily the result of decreased finance commissions earned during the three months ended December 31, 2005.

Interest revenues

Interest revenues, the majority of which are generated from financing provided to purchasers and lessees of Vacation Interests in the United States and the Caribbean, increased to $10.6 million for the three months ended December 31, 2005 compared to $10.1 million for the three months ended December 31, 2004. This increase in interest revenues was primarily related to the net increase in the average carrying amount of mortgages receivable during the quarter ended December 31, 2005 compared to the average carrying amount of mortgages receivable during the quarter ended December 31, 2004. This overall increase is the result of the purchase of several portfolios of mortgages receivable during fiscal 2005, partially offset by the sale of a portfolio of mortgages receivable in October 2005.

Gain on sale of receivables

Gain on sale of receivables of $2.1 million for 2005 relates to the sale of mortgages and contracts receivable in October 2005 that were originally acquired through various loan pool purchases during fiscal year 2005. There were no such sales during the three months ended December 31, 2004.

Vacation Interest cost of sales

Consolidated Vacation Interest cost of sales of $12.3 million for the three months ended December 31, 2005 increased $2.1 million, or 20.6%, from $10.2 million for the three months ended December 31, 2004. Our overall cost-off rate (defined as Vacation Interest cost of sales as a percentage of Vacation Interest revenues) for the three months ended December 31, 2005 was 17.9%. The increase would have been $0.9 million, or 7.8%, and our overall cost-off rate for the three months ended December 31, 2004 would have been 18.2%, had SFAS No. 152 been in effect for 2004. The increase in Vacation Interest revenues caused the consolidated Vacation Interest cost of sales to increase despite the slight reduction in cost-off rate compared to the prior year period.

On a geographic segment basis, North American Vacation Interest cost of sales increased by $2.2 million, from $7.6 million for the three months ended December 31, 2004 to $9.8 million for the current year. Our overall North American cost-off rate for the three months ended December 31, 2005 was 17.9% as compared to 16.2% for the quarter ended December 31, 2004. Had SFAS No. 152 been in effect for 2004, the increase in cost of sales would have been $1.5 million, or 18.5%, and our overall North American cost-off rate for the three months ended December 31, 2004 would have been 19.1%. The increase in Vacation Interest revenues caused the Vacation Interest cost of sales to increase despite the reduction in cost-off rate compared to the prior year period. The decrease in the cost-off rate is mainly attributable to inventory recoveries subsequent to December 31, 2004 where the inventory has a relatively lower cost than the other Vacation Interests owned by us and the effect that adding such lower cost inventory has to the trust from which we sell our Vacation Points.

Vacation Interest cost of sales for our European operations remained consistent at $2.5 million for the three months ended December 31, 2005 and 2004. Our overall European cost-off rate for the three months ended December 31, 2005 was 18.0%. There would have been a decrease of $0.6 million, or 20.4%, and our overall European cost-off rate for the three months ended December 31, 2004 would have been 16.2%, had SFAS No. 152 been in effect for 2004. The decrease in Vacation Interest cost of sales is due to the decrease in Vacation Interest revenues; however, this is partially offset by an increase in the cost-off rate for our European operations as a result of inventory acquisitions subsequent to December 31, 2004.

Advertising, sales and marketing costs

We recorded consolidated advertising, sales and marketing costs of $38.5 million for the three months ended December 31, 2005, compared to $38.9 million for the three months ended December 31, 2004, a decrease of $0.4 million or 1.0% on 1.7% higher Vacation Interest volume. As a percentage of Vacation Interest revenues, these costs were 56.2% for the three months ended December 31, 2005. Had SFAS No. 152 been in effect for 2004, there would have been a net increase of $1.9 million, or 5.2%. Furthermore, these costs would have been 58.5% as a percentage of Vacation Interest revenues for the three months ended December 31, 2004.

The advertising, sales and marketing costs for our North American operations increased $4.0 million, or 15.5%, to $29.5 million for the three months ended December 31, 2005 compared to $25.5 million for the prior year. As a percentage of Vacation Interest revenues, these costs were 54.0% for the three months ended December 31, 2005. Had SFAS No. 152 been in effect for 2004, there would have been an increase in North American advertising, sales and marketing costs of $4.8 million, or 19.6%. In addition, the ratio of North American advertising, sales and marketing costs as a percentage of net Vacation Interest revenues would have been 57.1% for the three months ended December 31, 2004. The improvement in this ratio is the result of efficiencies gained by maintaining a stable and a more experienced sales team and additional sales training.

The advertising, sales and marketing costs for our European operations decreased $4.3 million, or 32.4%, from $13.3 million in the December 31, 2004 quarter compared to $9.0 million for the December 31, 2005 quarter. As a percentage of net Vacation Interest revenues, these costs were 64.6% for the three months ended December 31, 2005. The decrease would have been $2.9 million, or 24.6%, had SFAS No. 152 been in effect for 2004. In addition, the European ratio of advertising, sales and marketing costs as a percentage of net Vacation Interest revenues would have been 61.5% for the three months ended December 31, 2004. The decrease in advertising, sales and marketing costs were primarily related to reduced net Vacation Interest revenues for the quarter ended December 31, 2005 as compared to the same period in the prior year, partially offset by an increase in the costs incurred to generate new customers.

Vacation Interest carrying costs

Vacation Interest carrying costs consist of annual maintenance fees, reserve and special assessments on unsold Vacation Interests, as well as the cost associated with maintaining un-annexed units (owned units not declared or registered as part of the timeshare program). Vacation Interest carrying costs decreased $5.2 million, or 59.2%, to $3.6 million for the three months ended December 31, 2005 from $8.8 million for the three months ended December 31, 2004. As a percentage of Vacation Interest revenues, inventory-carrying cost was 5.2% for the three months ended December 31, 2005. In the December 31, 2005 quarter, Vacation Interest carrying costs include the revenues generated by renting unsold Vacation Interests. As noted above, SFAS No. 152 requires that revenues relating to renting unsold Vacation Interests be recorded as a reduction of Vacation Interest carrying costs when rental activities are operating at a net loss. Had SFAS No. 152 been in effect for 2004, there would have been an increase of $1.5 million, or 68.9%. In addition, the ratio of inventory carrying costs to net Vacation Interest revenues would have been 3.4% for the three months ended December 31, 2004. The increase was primarily due to Vacation Interests acquired as a result of the purchase of the remaining outstanding partnership interests in Poipu and various mortgages receivable portfolio acquisitions and increased inventory recoveries from purchased loan pools, offset by ongoing sales of Vacation Interests.

Management, member and other services expenses

Management, member and other services expenses were $12.2 million for the three months ended December 31, 2005, an increase of $5.7 million, or 86.9%, from $6.5 million for the three months ended December 31, 2004. There would have been a decrease of $0.7 million, or 5.2%, had SFAS No. 152 been in effect for 2004.

Loan portfolio expenses

Loan portfolio expenses remained at $1.5 million for the three months ended December 31, 2005 as compared to $1.5 million for the three months ended December 31, 2004.

General and administrative expenses

General and administrative expenses increased by $4.4 million, or 39.4%, to $15.4 million for the three months ended December 31, 2005 as compared to $11.0 million for the three months ended December 31, 2004. As a percentage of total revenues, general and administrative expenses increased to 15.2% in 2005 from 11.4% in the period ended 2004. Had SFAS No. 152 been in effect for 2004, the general and administrative expenses would have been 12.1% of total revenues. The increase in general and administrative expenses related to increased administrative personnel and salaries, professional consulting services and costs related to the completion of our Sarbanes-Oxley efforts, the restricted stock compensation grants, and the adoption of SFAS No. 123R.

Gain on sales of assets

Gain on sales of assets decreased to a gain of approximately $0.04 million for the three months ended December 31, 2005 from a gain of approximately $0.2 million during the period in 2004. The $0.04 million gain for 2005 represents the sale of non-core inventory. The $0.2 million gain for 2004 represents a gain on the sale of an office building in Sedona, Arizona that previously housed administrative personnel now located in a rented facility.

Depreciation and amortization expense

Depreciation and amortization expense remained consistent at $2.4 million for the three months ended December 31, 2005 compared to $2.4 million for the period in 2004.

Interest expense

Interest expense for the three months ended December 31, 2005 was $5.6 million, compared to $6.1 million for the three months ended December 31, 2004, a decrease of $0.5 million or 7.9%. The decrease was primarily due to reduced average amounts outstanding under both the Securitization Notes and Senior Finance Facility and the renegotiation of certain borrowing terms of the Senior Finance Facility in July 2005.

Income from investment in joint venture

Income from investment in joint venture was $0.0 million for the three months ended December 31, 2005, compared to $0.3 million for the three months ended December 31, 2004. In August 2005, we purchased the remaining outstanding 70% partnership interest in Poipu resulting in the full consolidation of their operating results beginning at that time.

Provision for income taxes

Our provision for income taxes for the three months ended December 31, 2005 was $4.2 million, compared to $3.5 million for the three months ended December 31, 2004, an increase of $0.7 million, or 21.3%. The effective tax rate for the three months ended December 31, 2005 is 43.6% compared to 37.6% for the three months ended December 31, 2004. The increase in the effective tax rate is due to the current period including a pretax loss in the European operating segment, which has a lower statutory tax rate than the North American operations. The increased pretax income in the December 31, 2005 period, combined with the increased effective tax rate, resulted in the increased provision for income taxes recorded.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash principally from down payments on financed Vacation Interest sales, cash sales of Vacation Interests, principal and interest payments on mortgages and contracts receivable and collection of Club Sunterra membership fees, resort rentals and management fees. The adoption of SFAS No. 152 had no impact on the Company’s cash flows.

During the three months ended December 31, 2005, net cash provided by operating activities was $56.0 million and was primarily the result of the proceeds of $36.6 million from the sale of mortgages receivable, as well as the net loss of $7.6 million offset by non-cash expenses totaling $29.3 million, less other non-cash gains of $3.4 million and increases in deferred tax assets $0.9 million. Cash provided by operating activities was also impacted by changes in operating assets and liabilities of $2.1 million, including reductions in mortgages and contracts receivable of $0.7 million plus an increase in accrued liabilities of $19.4 million offset by increases in cash in escrow and restricted cash of $4.7 million, due from related parties of $3.0 million, prepaid expenses of $0.6 million, unsold Vacation Interests of $6.0 million and decreases in accounts payable of $0.6 million, income taxes payable of $2.0 million and deferred revenues of $1.5 million.

During the three months ended December 31, 2005, net cash used in investing activities was $6.9 million, primarily due to capital expenditures of $7.1 million, partially offset by proceeds from the sale of assets of $0.3 million.

During the three months ended December 31, 2005, net cash used in financing activities was $44.7 million. Payments on the Senior Finance Facility totaled $52.6 million and payments on the Securitization and other notes payable totaled $7.3 million. These payments were funded primarily through borrowings on the Senior Finance Facility totaling $15.0 million.

We currently anticipate spending approximately $59.3 million for unsold Vacation Interests at existing and anticipated resort locations during the remainder of fiscal 2006. Also in the remainder of fiscal 2006, we plan to invest $4.2 million and $3.9 million in capital expenditures related to property and equipment and land, respectively. We plan to fund these expenditures with cash generated from operations and borrowings under the Senior Finance Facility. We believe that, with respect to our current operations, cash generated from operations and future borrowings will be sufficient to meet our working capital and capital expenditure needs through the end of fiscal 2005. If these are not sufficient, we believe we have the ability to adjust our spending on Unsold Vacation Interests.

The allowance for mortgage and contract loan losses at December 31, 2005 was $48.3 million, or 16.5% of the gross mortgages and contracts receivable outstanding at that date. Management believes the allowance is adequate. However, if the amounts of the mortgages and contracts receivable that are ultimately written off materially exceed the related allowances, our business, results of operations and financial condition could be adversely affected.

Our plan for meeting our liquidity needs may be affected by, but not limited to, the following: demand for our product, our ability to borrow funds under our current financing arrangements, an increase in prepayment speeds and default rates on our mortgages and contracts receivable, the threat and/or effects on the travel and leisure industry of future terrorist attacks and limitations on our ability to conduct marketing activities, and other factors, including those discussed under “Forward-Looking Statements,” above in this Quarterly Report, under “Business—Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2005, and within our other reports we file with the Securities and Exchange Commission.

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

On July 28, 2005, we entered into a fourth amendment (the “Amendment”) with Merrill Lynch Mortgage Capital, Inc. to amend our Senior Finance Facility. The Amendment reduced the interest rates charged on the portion of the facility secured by eligible mortgages and contracts receivable from one-month LIBOR plus 2.25% to one-month LIBOR plus 1.5% for mortgages and contracts secured by Vacation Interests at all eligible Sunterra properties except the former Epic Resorts Group properties, for which the interest rate was reduced to one-month LIBOR plus 2.0%. The advance rate under loans secured by such mortgages and contracts receivable was increased from 85% to 92% for mortgages and contracts secured by Vacation Interests at all eligible Sunterra properties, except the former Epic Resorts Group properties, for which the advance rate was set at 70%. The Amendment also added “in-transit” mortgages and contracts receivable to the borrowing base, at an advance rate of 50%, subject to a maximum of $5.0 million of borrowings. Advance rates on unsold Vacation Interests remained at 90%. The Amendment also added Poipu as a borrower on our Senior Finance Facility as of August 20, 2005 and provides for borrowings secured by Poipu’s eligible mortgages receivable and eligible unsold Vacation Interests. In addition, the general liens and certain operational covenants were removed, the annual facility fees were reduced to $2.0 million per year, the commission equal to 1.5% of Vacation Interest revenue on the sale of inventory acquired from Epic Resorts Group was settled for a lump sum payment of $0.8 million, the unused line fees were reduced to 0.20% per annum and the term of the Senior Finance Facility was extended to July 31, 2007.

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

For the three months ended December 31, 2005 and 2004, amortization of $0.8 million and $1.1 million, respectively, of debt issuance costs related to the Senior Finance Facility is included in interest expense in the accompanying consolidated statements of operations.

At December 31, 2005, the maximum capacity to borrow, amounts outstanding and remaining availability under the Senior Finance Facility were $276.6 million, $161.3 million and $115.3 million, respectively. The capacity and availability of borrowings under the Senior Finance Facility are based on the value of eligible mortgages and contracts receivable and the value of eligible unsold Vacation Interests. The Senior Finance Facility is secured by a first priority lien on our mortgages and contracts receivable and unsold Vacation Interests. The weighted average interest rate of these borrowings at December 31, 2005 was 6.2% per annum.

Senior Subordinated Convertible Notes

On March 29, 2004, we issued $95.0 million in 3 3/4% Senior Subordinated Convertible Notes due 2024 (the “Notes”). The Notes were issued at a price of $1,000 per Note and pay interest semi-annually on March 29 and September 29 of each year, beginning on September 29, 2004, at the rate of 3.75% per annum. The Notes will mature on March 29, 2024. Under the terms of the indenture, we were required to use a portion of the proceeds from the offering to purchase a portfolio of U.S. government securities that are pledged to secure the first six scheduled interest payments on the Notes. This $10.4 million was recorded in Prepaid expenses and other assets, net, and the balance on the accompanying balance sheets was $5.3 million and $5.3 million as of December 31, 2005 and September 30, 2005, respectively. Other than this pledge, the Notes are unsecured obligations.

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

For the three months ended December 31, 2005 and 2004, amortization of $0.1 million and $0.1 million, respectively, of debt issuance costs related to the Notes is included in interest expense in the accompanying unaudited consolidated statements of operations.

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

For the three months ended December 31, 2005 and 2004, amortization of $0.1 million and $0.1 million, respectively, of debt issuance costs related to the 2004 Securitization is included in interest expense in the accompanying consolidated statement of operations.

Derivatives

In the past, we have utilized derivative financial instruments from time to time, which included interest rate cap agreements to manage well-defined interest rate exposure and foreign currency forward contracts to manage our exposure to fluctuations in foreign exchange rates and to meet our future Euro currency requirements. It is our policy that derivative financial instruments are not used for trading or speculative purposes. Counter parties to our derivative financial instruments generally have been major financial institutions. As of December 31, 2005, the Company was a party to eight foreign currency forward contracts with a total notional value of £9.0 million and a fair value of $0.2 million for the future purchase of Euros. All such contracts mature within one year. In addition, four foreign currency forward contracts with a total notional value of £4.0 million matured during the three months ended December 31, 2005. These contracts are marked to fair value at each reporting period and recorded on the accompanying consolidated balance sheet and are not designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Realized and unrealized gains and losses on such contracts are recognized currently in earnings. For the three months ended December 31, 2005, a gain of $0.3 million was recognized in the accompanying consolidated statement of operations as a result of these contracts. During the three months ended December 31, 2004, no such agreements were in effect and no amounts were due by or owed to the Company.

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

As of September 30, 2005 and December 31, 2005, there were no remaining off-balance sheet financing arrangements.

Contractual Obligations

Certain contractual obligations are summarized in our Annual Report on Form 10-K for the year ended September 30, 2005 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate Finance—Contractual Obligations.” As of December 31, 2005, there had been no material changes outside the ordinary course of our business in such contractual obligations from September 30, 2005.

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

Geographic Concentration

Our owned and serviced loan portfolio borrowers are geographically diversified within the United States and internationally. At December 31, 2005, borrowers residing in the United States accounted for approximately 96.5% of our loan portfolio. With the exception of California, Arizona and Florida, which represented 21.0%, 11.7% and 5.3%, respectively, no state or foreign country concentration accounted for in excess of 5.0% of the serviced portfolios. At September 30, 2005, borrowers residing in the United States accounted for approximately 96.5% of our loan portfolio. With the exception of California, Arizona and Florida, which represented 21.1%, 11.7% and 5.3%, respectively, no state or foreign country concentration accounted for in excess of 5.0% of the serviced portfolios. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well being of the borrowers.

Foreign Currency Risk

For the three months ended December 31, 2005 and 2004, total revenues denominated in a currency other than U.S. dollars, primarily revenues derived from the United Kingdom, were approximately 21.5% and 25.9%, respectively, of total revenues. Our net assets maintained in a functional currency other than U.S. dollars at December 31, 2005 and September 30, 2005, primarily assets located in Western Europe, were approximately 28.5% and 28.9%, respectively, of total net assets. The effects of changes in foreign currency exchange rates have not historically been material to our operations or net assets. At December 31, 2005 and September 30, 2005, our subsidiary in the United Kingdom, whose functional currency is the British Pound Sterling, held approximately 17.3 million and 4.6 million Euros, respectively. That subsidiary expects to utilize approximately 2.5 million Euros per month for operating purposes. To the extent it holds Euros at any point in time, it is subject to gains and losses as the exchange rate between British Pound Sterling and Euros fluctuates.

The Company enters into forward contracts in connection with the management of its exposure to fluctuations in foreign exchange rates and to meet its future Euro currency requirements. As of December 31, 2005, the Company was a party to eight such contracts with a total notional value of £9.0 million and a fair value of $0.2 million for the future purchase of Euros. All such contracts mature within one year. In addition, four contracts with a total notional value of £4.0 million matured during the three months ended December 31, 2005. These contracts are marked to fair value at each reporting period and recorded on the accompanying consolidated balance sheet and are not designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Realized and unrealized gains and losses on such contracts are recognized currently in earnings. For the three months ended December 31, 2005, a gain of $0.3 million was recognized in the accompanying consolidated statement of operations as a result of these contracts. During the three months ended December 31, 2004, no such agreements were in effect and no amounts were due by or owed to the Company.

Interest Rate Risk

As of December 31, 2005 and September 30, 2005, we had floating interest rate debt of approximately $161.3 million and $198.8 million, respectively, comprised of amounts outstanding under the Senior Finance Facility. The floating interest rate on the Senior Finance Facility is based upon the prevailing LIBOR rate and interest rate changes can impact earnings and operating cash flows. A change in interest rates of one percent on the balance outstanding at December 31, 2005 and September 30, 2005 would cause a change in total annual interest costs of $1.6 million and $2.0 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2005 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. They also concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company believes that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are subject to various legal claims and actions. In the opinion of management, taking into account the effect of the plan of reorganization, any liability arising from or relating to these claims, or other claims under the plan of reorganization, should not materially and adversely affect us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization” in our Annual Report on Form 10-K for the year ended September 30, 2005 for a further description of the nature and results of our reorganization, and Note 14 to the accompanying unaudited, consolidated financial statements for a general description of our commitments and contingencies.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a) The Company is disclosing under this item the following information required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q, but not reported on such form:

On December 14, 2005, the Company granted 264,000 shares of restricted stock with a total value of $3,511,200 to a group of employees that included its Chief Executive Officer and the other four most highly compensated executive officers who were serving as executive officers as of September 30, 2005 (collectively referred to as “named executive officers”). The value was calculated based on the closing market price of the Company’s common stock on the grant date. Such shares vest 25% at the grant date and 25% on the next three anniversaries thereof. The following table shows the total number and value of unvested restricted stock shares granted to each named executive officer on December 14, 2005 as well as the number and value of shares that were vested on the grant date:

Name	Shares Vested at Grant Date (#)	Value Realized at Grant Date ($)	Total Unvested Shares at Grant Date (#)	Value of Unvested Shares at Grant Date ($)
Nicholas J. Benson	18,750	249,375	56,250	748,125
Steven E. West	10,000	133,000	30,000	399,000
Andrew Gennuso	3,750	49,875	11,250	149,625
David R. Harris	3,750	49,875	11,250	149,625
Frederick C. Bauman	3,500	46,550	10,500	139,650

On November 22, 2005 and December 9, 2005, the compensation committee of the Board of Directors established the thresholds under which restricted stock grants will be made to a group of employees that includes the named executive officers for the fiscal year ending September 30, 2006. Such thresholds are based upon the achievement of specified levels of corporate financial performance and the attainment of other corporate and personal goals. The total value of such grants range from $0.0 million to $5.4 million and the named executive officers are eligible to receive $0.0 million to $2.5 million of such total as follows:

Name	Value of grants for lowest target not achieved ($)	Value of grants for lowest target achieved ($)	Value of grants for highest target achieved ($)
Nicholas J. Benson	0.0 million	0.6 million	1.2 million
Steven E. West	0.0 million	0.3 million	0.5 million
Andrew Gennuso	0.0 million	0.2 million	0.3 million
David R. Harris	0.0 million	0.2 million	0.3 million
Frederick C. Bauman	0.0 million	0.2 million	0.2 million

The total number of shares granted will be determined at the grant date (subsequent to the finalization of the fiscal 2006 financial results) based upon the actual targets achieved and the price of the Company’s common stock on the grant date.

(b) Effective with the filing of the Company’s 2006 Proxy Statement on January 20, 2006, the Company first disclosed certain changes to the procedures by which security holders may recommend nominees to the board of directors as outlined originally in the Company’s 2005 Proxy Statement. The new procedures are as follows:

In order to be considered, a recommendation from a stockholder must be received by the governance and nominating committee of the Company’s board of directors no later than the 120th calendar day before the first anniversary of the date of our proxy statement released to stockholders in connection with the previous year’s annual meeting, and must include the stockholder’s name and contact information, the candidate’s name and contact information, a description of any relationship between the stockholder and the candidate, a description of the candidate’s qualifications, and a signed statement from the candidate that he or she is willing and able to serve on the our board of directors. Stockholders must submit recommendations in writing to the Governance and Nominating Committee at c/o Corporate Secretary, Sunterra Corporation, 3865 West Cheyenne Avenue, North Las Vegas, Nevada 89032.

ITEM 6. EXHIBITS

No.	Description
*10.1	Form of Restricted Stock Agreement under the Sunterra Corporation 2005 Incentive Plan

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith)

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTERRA CORPORATION

By:	/s/ NICHOLAS J. BENSON
Nicholas J. Benson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEVEN E. WEST
Steven E. West Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: February 14, 2006

EXHIBIT INDEX

No.	Description
*10.1	Form of Restricted Stock Agreement under the Sunterra Corporation 2005 Incentive Plan

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith)

*	Management contract or compensatory plan or arrangement.